Form 10-Q
period 1994-11-30
CENTURY COMMUNICATIONS CORP
filed 1995-01-17
CIK 785080

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

                                   [X]
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                  For the quarterly period ended November 30, 1994
                                   OR
                                  [   ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from        to
                      Commission file number 1-9676

                      Century Communications Corp.
         (Exact name of registrant as specified in its charter)

               New Jersey                         06-1158179
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

                            50 Locust Avenue
                          New Canaan, CT  06840
      (Address of principal executive offices, including zip code)
                             (203) 972-2000
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [X]                   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common - 25,196,668 outstanding shares as of January 9, 1995 Class B Common - 65,406,115 outstanding shares as of January 9, 1995


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                                            November 30,   May 31,
                                                               1994          1994

ASSETS

Current assets:
   Cash and short-term investments                         $   140,140  $    67,779

   Accounts receivable, less allowance for doubtful
      accounts of $2,104 and $1,952, respectively               29,498       18,219

   Prepaid expenses and other current assets                     8,923        4,058

      Total current assets                                     178,561       90,056

Property, plant and equipment - net                            456,877      419,612

Investment in marketable equity securities                      48,463       26,905

Equity investments in cable television and cellular
   telephone systems - net                                     204,283      176,908

Debt issuance costs, less accumulated amortization
   of $5,940 and $4,370, respectively                           23,027       20,270

Cable television franchises, less accumulated
   amortization of $219,363 and $204,391 respectively          187,775      168,133

Cellular telephone licenses, less accumulated
   amortization of $123,553 and $104,000, respectively         320,551      220,366

Excess of purchase price over value of net
   assets acquired, less accumulated amortization
   of $42,041 and $38,854, respectively                        244,264      210,383

Other assets                                                    24,822       17,793

                                                           $ 1,688,623  $ 1,350,426

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(Amounts in thousands, except share data)

                                                                November 30,        May 31,
                                                                   1994              1994

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

    Current maturities of long-term debt                      $      1,643      $      2,866
    Accounts payable                                                21,740            19,262
    Accrued interest payable                                        18,964            18,431
    Other accrued expenses                                          36,203            31,989
    Customers' deposits and prepayments                             12,559            10,706
        Total current liabilities                                   91,109            83,254

Long-term debt                                                   1,410,877         1,270,989

Deferred income taxes                                               95,250            65,410

Minority interest in subsidiaries                                  140,929            16,829

Preferred stock, par value $.01 per share
    authorized 100,000,000 shares, none issued                           -                 -

Subsidiary convertible redeemable preferred stock (at
    aggregate liquidation value), par value $.01 per share,
    authorized, issued and outstanding 102,187 shares              163,499           157,572
    (redemption value of $1,823.00 per share)

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
        Class A, authorized 400,000,000 shares,
           issued and outstanding 35,499,471 and
           34,687,013 shares, respectively                             355               347
        Class B, authorized 300,000,000 shares, issued
           and outstanding 65,406,115 and 66,177,130
           shares, respectively                                        654               662
    Additional paid-in capital                                     145,904           105,301
    Unrealized appreciation of marketable securities                21,558                 -
    Accumulated deficit                                           (354,000)         (322,426)
                                                                  (185,529)         (216,116)

    Less:  Cost of 11,324,266 Class A common shares
            in treasury                                            (27,512)          (27,512)

        Total common stockholders' deficiency                     (213,041)         (243,628)

                                                              $  1,688,623      $  1,350,426




See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)



                                                          Three Months Ended                      Six Months Ended
                                              November 30,     November 30,           November 30,     November 30
                                                  1994             1993                   1994            1993
Revenues:
    Cable service income                    $      82,816    $      81,001          $     162,695    $    159,406
    Cellular service income                        21,455           13,457                 38,997          26,143
                                                  104,271           94,458                201,692         185,549

Costs and expenses:
    Cost of services - Cable                       20,355           18,289                 40,030          35,601
    Cost of services - Cellular                     5,844            3,493                 10,494           6,498
    Selling, general and administrative            27,179           20,417                 50,873          39,106
    Depreciation and amortization                  41,454           37,235                 80,550          72,815
                                                   94,832           79,434                181,947         154,020

Operating income                                    9,439           15,024                 19,745          31,529

Interest                                           33,346           30,386                 65,667          59,925

    Loss before income tax (benefit) and
        minority interest                         (23,907)         (15,362)               (45,922)        (28,396)
Income tax (benefit)                               (1,043)          (1,592)                (2,728)         (1,578)

    Loss before minority interest                 (22,864)         (13,770)               (43,194)        (26,818)

Minority interest in loss of
    subsidiaries                                    6,247            4,249                 11,620           8,745

        Net loss                            $     (16,617)   $      (9,521)         $     (31,574)   $    (18,073)

Dividend requirement on subsidiary convertible
    redeemable preferred stock              $       1,047    $       1,529          $       2,324    $      2,947

Loss applicable to common shares            $     (17,664)   $     (11,050)         $     (33,898)   $    (21,020)

Loss per common share                       $       (.20)    $       (.12)          $       (.38)    $      (.24)

Weighted average number of common shares
    outstanding during the period              89,564,000       89,341,000             89,555,000      89,232,000
















See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
(Amounts in thousands, except share data)

                                               Common Stock               Additional
                                       Class A                Class B     Paid-In   Unrealized  (AccumulateTreasury
                              Shares     Dollars     Shares      Dollars  Capital   AppreciationDeficit)    Stock        Total
Balance at June 1, 1993     31,533,586 $   315     61,313,680  $   613  $  91,833 $         - $ (280,499)$ (27,500) $   (215,238)

Shares issued in connection
   with employee
   incentive plans             438,922       5                              2,684                              (12)        2,677

Effect of  3% and 5%         2,582,230      26      4,995,725       50        (82)                                            (6)
   stock distributions

Class B shares converted
   to Class A shares           132,275       1       (132,275)      (1)                                                        -

Net Paid in Capital
  contributed by minority
  interests                                                                16,291                                         16,291

Accretion in liquidation
  value of subsidiary                                                      (5,838)                                        (5,838)
  preferred stock

Vesting of subsidary
  stock options                                                               413                                            413

Net loss                                                                                         (41,927)                (41,927)

Balance at May 31, 1994     34,687,013     347     66,177,130      662    105,301           -   (322,426)  (27,512)     (243,628)

Shares issued in
   connection with employee
   incentive plans              41,443                                        154                                            154

Class B shares converted to
   Class A shares              771,015       8       (771,015)      (8)                                                        -

Accretion in liquidation
   value of subsidiary
   preferred stock                                                         (2,324)                                        (2,324)

Net paid in capital
   contributed by minority
   interests                                                               42,773                                         42,773

Unrealized appreciation of
   marketable securities                                                               21,558                             21,558

Net loss                                                                                         (31,574)                (31,574)

Balance at November 30, 199 35,499,471 $   355     65,406,115  $   654  $ 145,904 $    21,558 $ (354,000)$ (27,512) $   (213,041)







See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Amounts in thousands)
                                                                       Six Months Ended
                                                           November 30,         November 30,
                                                               1994                 1993

OPERATING ACTVITIES:
   Cash received from subscribers and others             $     229,940        $     210,215
   Cash paid to suppliers, employees
      and governmental agencies                               (140,833)            (106,868)
   Interest paid                                               (55,642)             (53,734)

            NET CASH PROVIDED BY OPERATING ACTIVITIES           33,465               49,613

INVESTING ACTIVITIES:
   Capital expenditures                                        (46,312)             (27,059)
   Cable television franchise expenditures                        (358)                (188)
   Acquisition of other assets                                  (9,215)                (732)
   Acquisition of cable television and cellular
       telephone and radio paging systems                      (82,298)               6,202
   Capital contributed to equity investments                      (357)                (125)
   Capital returned from equity investments                      2,641                1,300

             NET CASH USED IN INVESTING ACTIVITIES            (135,899)             (20,602)

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                          184,672              281,850
   Principal payments on long-term debt                        (55,195)            (244,501)
   Debt issuance costs                                          (4,326)              (4,479)
   Issuance of common stock                                        154                1,332
   Subsidiary common stock rights offering                      49,490                    -

             NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                     174,795               34,202

NET INCREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                                72,361               63,213

CASH AND SHORT-TERM INVESTMENTS - BEGINNING
     OF PERIOD                                                  67,779               66,343

CASH AND SHORT-TERM INVESTMENTS - END                    $     140,140        $     129,556
     OF PERIOD









See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Amounts in thousands)

                                                                          Six Months Ended
                                                                 November 30,        November 30,
                                                                   1994                  1993
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

        Net loss                                               $  (31,574)         $     (18,073)

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                              80,550                 72,815
        Minority interest in loss of subsidiaries                 (11,620)                (8,745)
        Deferred income taxes - decrease                           (4,543)                (1,950)
        Interest charged on zero coupon bonds                       9,188                  8,412
        Other                                                         800                    396
        Change in assets and liabilities, net
           of effects of acquired cable television and
           cellular telephone systems
             Accounts receivable - (increase)                      (9,141)                (5,099)
             Prepaid expenses and other current assets -
                (increase)                                         (4,318)                (2,338)
             Accounts payable and accrued expenses -
               increase                                             2,377                  4,005
             Customer deposits and prepayments -
               increase                                             1,746                    190

    Total adjustments                                              65,039                 67,686

Net cash provided by operating activities                      $   33,465          $      49,613









See notes to consolidated financial statements

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of November 30, 1994 and the results of its consolidated operations and cash flows for the six months ended November 30, 1994 and November 30, 1993. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1994 Annual Report on Form 10-K.

NOTE 2.  INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective June 1, 1994. Under SFAS 115, the Company must classify its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company has classified equity securities as "Available-for-Sale".

Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficiency until realized. The Company recorded an unrealized gain of $21,558,000 during the six months ended November 30, 1994.

A decline in the market of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The Company recorded such a writedown during the fiscal year ended May 31, 1991. Equity Securities at May 31, 1994 are stated at cost, net of the writedown of approximately $21,702,000.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of pay television revenues. Such programmers' shares netted against service income amounted to $31,142,000 and $27,524,000 for the six months ended November 30, 1994 and 1993, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $7,079,000 and $4,284,000 for the six months ended November 30, 1994 and November 30, 1993, respectively.

NOTE 4.  REGISTRATION STATEMENTS

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the shelf registration of $500,000,000 of the Company's debt securities, augmenting the remaining $2,000,000 under a prior shelf registration. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. The registration statement became effective July 14, 1994.

The Company's 33.9% owned subsidiary, Centennial Cellular Corp.
("Centennial"), has filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to 8,000,000 shares of Centennial's Class A Common Stock (such shares to be used principally for acquisitions of cellular telephone and related telecommunications business). At December 31, 1994, there were 5,363,896 shares available for issuance under this registration statement.

NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

During the six months ended November 30, 1993, the Company changed its estimate of deferred tax liability and associated goodwill related to two acquisitions. Accordingly, the Company has decreased goodwill and deferred income taxes by approximately $8,594,000 to reflect this change in estimate.

During the six months ended November 30, 1994, the Company recorded approximately $34,384,000 of goodwill and deferred taxes, resulting from the difference between the book and tax basis of assets acquired.

NOTE 6.  ACQUISITIONS

In February 1994, the Company through a wholly owned subsidiary ("Australian Holding Company") invested approximately $58,000,000 in a Company (the "Licensee") which presently owns a 91.5% interest in one of two licenses issued by the Australian Broadcasting Authority authorizing the satellite delivery of television programming on a paid subscription basis ("Satellite Pay TV"). For its investment, the Company is to be issued approximately 15% of the voting stock, the remainder represented by all of the non-voting debentures and debt securities of the Licensee. In addition, subsequent to year-end, the Company acquired for approximately $15,000,000, through the Australian Holding Company, the additional 8 1/2% interest in the license. With respect to the operation of the Satellite Pay TV business, the Australian Holding Company has an agreement in principle to cooperate with the other Satellite Pay TV license holder ("Second License Holder") in the areas of marketing, distribution facilities (including joint use of facilities for transmitting programming), subscriber management, and other areas of operation as contemplated by the Australian Broadcast Service Act. In addition, the Licensee has agreed to jointly use facilities for the distribution of programming in Australia through the use of MMDS licenses owned by the Second License Holder ("MMDS Venture"). The Licensee's initial interest in the MMDS Venture accrued by reason of said joint use facilities is approximately 25%, which may be increased by virtue of additional capital contributions. The Company has also acquired, subsequent to May 31, 1994, an approximate 2% economic interest in the Second License Holder for approximately $10,000,000.

In July of 1994, the Company entered into an agreement to acquire a 50% economic interest in an Australian company which is a franchisee (the "Franchisee") of the Second License Holder. The franchise provides for the exclusive distribution rights of certain programming as well as the use of subscriber billing systems and distribution facilities. Pursuant to such agreement, the Company agreed to invest up to $55,000,000 for the acquisition by the Franchisee of MMDS licenses covering the franchised areas. The licenses were acquired for approximately $12,000,000 through an auction process conducted by the Australian Government. The Company has also agreed to fund up to $7,200,000 of working capital needs of the Franchisee on terms which reflect the market for commercial banking facilities.

The Company has further agreed, subject to certain conditions precedent, to merge its Australian Holding Company with the Franchisee. After completion of such merger, the Company would have an approximate 75% to 77% economic interest in the combined entity. The Company's investments at November 30, 1994 are currently non-operating and in the development stage.

On June 29, 1994, Centennial acquired the non-wireline cellular telephone system serving Jonesboro, Arkansas, representing approximately 201,000 Net Pops. The purchase price for this acquisition was $18,500,000, subject to adjustment, consisting of approximately $4,500,000 in cash and 700,670 registered shares of Centennial's Class A Common Stock valued at approximately $14,000,000.

On June 30, 1994, Centennial acquired the non-wireline cellular telephone system serving Iberville, Louisiana, representing approximately 131,000 Net Pops. The purchase price for this acquisition was $12,100,000, consisting of approximately $700,000 in cash and 639,055 registered shares of Centennial's Class A Common Stock valued at approximately $11,400,000.

On August 23, 1994, Centennial acquired the non-wireline cellular telephone system serving DeSoto and Caldwell, Louisiana and Claiborne, Mississippi, representing an aggregate of approximately 381,600 Net Pops. The purchase price for this acquisition was $45,300,000, subject to adjustment, consisting of approximately $8,100,000 in cash and 2,345,953 registered shares of Centennial's Class A Common Stock valued at approximately $37,200,000.

On September 21, 1994, Centennial acquired the non-wireline cellular telephone system serving Clinton, Iowa, representing approximately 107,800 Net Pops. The purchase price for this acquisition was $15,500,000 consisting of approximately $5,000,000 in cash and 611,354 registered shares of Class A Common Stock valued at approximately $10,500,000.

On September 30, 1994, Centennial acquired the non-wireline cellular telephone system serving Huntington-Marion, Indiana, representing approximately 145,000 Net Pops. The purchase price for this acquisition was $18,400,000 consisting of 844,863 registered shares of Class A Common Stock valued at approximately $14,400,000 and approximately $4,000,000 in cash.

On October 24, 1994, Centennial acquired the non-wireline cellular telephone system serving Louisiana RSA #7, representing approximately 170,900 Net Pops. The purchase price for the acquisition was $17,000,000, consisting of approximately 998,167 registered shares of Class A Common Stock valued at $17,000,000.

NOTE 7.  SUBSIDIARY COMMON STOCK RIGHTS OFFERING

On July 22, 1994, Centennial successfully completed a rights offering involving the distribution to holders of record of its Class A Common Stock outstanding on July 7, 1994 ("the Record Date") transferable subscription rights (the "Rights") to subscribe for and purchase an aggregate of 3,098,379 additional shares of Class A Common Stock based on 6,887,287 shares of Class A Common Stock outstanding on the Record Date for a subscription price of $14.00 per share. Record date stockholders received 0.45 of a Right for each share of Class A Common Stock owned by them and were entitled to purchase one share of Class A Common Stock for each full right held. Holders of Rights purchased an aggregate of 2,988,478 of the 3,098,379 shares of Class A Common Stock available for purchase pursuant to the basic subscription privilege. The balance of 109,901 shares of Class A Common Stock were sold pursuant to the oversubscription privilege and were distributed pro rata among the holders of Rights who requested an aggregate of 235,746 additional shares pursuant to the oversubscription privilege. Lehman Brothers Inc. acted as dealer manager for the rights offering.

Centennial also distributed to Century Communications and Citizens, the holder of record of all of the shares of Centennial's Class B Common Stock outstanding as of the Record Date, nontransferable subscription rights (the "Class B Rights") to subscribe for and purchase an aggregate of approximately 3,272,311 additional shares of Class B Common Stock for a subscription price of $14.00 per share. Century Communications and Citizens each exercised all of the Class B Rights distributed to them. Each share of Class B Common Stock is convertible into one share of Centennial's Class A Common Stock at any time at the option of the holder. The total net proceeds to Centennial from the rights offering (after deducting soliciting fees and expenses of approximately $2,700,000) were approximately $86,500,000. $37,200,000 was contributed by Century through its purchase of Centennial's Class B shares.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

On March 2, 1993, the Company and Citizens Utilities Company entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $89,500,000 subject to adjustment. Citizens Utilities Company and the Company have agreed that they shall own and operate the cable television systems in a joint venture structure yet to be determined. It is anticipated that each Company will have a 50% ownership interest in the joint venture. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. The purchase price of approximately $51,900,000 was funded by the Company and Citizens equally.

On December 14, 1994, Centennial entered into an agreement to acquire the non-wireline cellular telephone systems serving Michigan RSA #6 and Michigan RSA #7 representing an aggregate of approximately 352,600 Net Pops. The aggregate purchase price for these markets is $42,960,000, subject to adjustment, payable $25,000,000 in cash and the balance in 898,000 registered shares of Centennial's Class A Common Stock (valued at $20 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). The obligations of Centennial and the seller under the agreement are subject to the satisfaction of various closing conditions, including FCC and other regulatory approvals. There can be no assurance that the closing conditions will be satisfied. Centennial anticipates completing this acquisition by June 30, 1995.

On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $286,000,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition by June 30, 1995.

In December of 1993, the Company entered into a letter of intent to acquire cable television systems located in California, Colorado, Idaho, Montana and Washington for an aggregate purchase price of $92,875,000, subject to adjustment, payable by $50,000,000 in cash and the balance in 3,500,000 registered shares of Class A Common Stock of the Company (valued at $12.25 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). At August 1, 1994, such cable television systems served an aggregate of approximately 44,000 primary basic subscribers. The obligations of the parties pursuant to the letter of intent are subject to the execution and delivery of a definitive purchase agreement which, when executed, will be subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. There is no assurance that such agreement will be executed or when executed, that such conditions will be satisfied. The Company anticipates executing the definitive purchase agreement and completing this acquisition by February 28, 1995.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase, from time to time, of up to `1,000,000 shares of Centennial's Class A Common Stock, depending on prevailing marketing conditions.

Centennial is currently participating in the bidding with respect to the FCC auction of personal communication system (PCS) licenses. Centennial is bidding for the license to serve the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The latest bid submitted by Centennial was approximately $30,845,000. There is no assurance that Centennial will be successful in obtaining such license through such bidding and Centennial has no obligations to submit additional bids.

During December 1994, the FCC responded to certain of the letters of inquiry related to A La Carte Service Offerings. The FCC has through such responses, effectively determined that A La Carte Service Offerings limited to six channels or less will be considered New Product Tiers under the FCC rules (see Regulation). A La Carte Service Offerings in systems serving approximately 84% of the Company's subscribers qualify as New Product Tiers. A La Carte Offerings in excess of six channels have not been given New Product Tier status and it is the intent of the FCC to treat such offerings as regulated tiers of cable programming service retroactively to the date of initial regulation. Such treatment, effecting approximately 16% of the Company's subscribers, would result in further reductions in the Company's rates for such services as well as refunds for previously provided services. The Company intends to appeal this determination to the FCC. The outcome of such an appeal cannot be determined at this time. An adverse determination would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 9.  PRO FORMA INFORMATION

The summary pro forma information includes the accounts and operations of the Company and all acquisitions and pending acquisitions described in Notes 6 and 8, in each case as if such acquisitions had been consummated as of the beginning of each of the respective periods for the combined statements of operations (amounts in thousands, except per share data and unaudited).


                                      Six Months Ended
                               November 30,       November 30,
                                   1994               1993

          Revenues              $248,107            $233,623
          Net Loss              (46,043)            (36,381)
          Loss per common share      (.49)             (.39)

Pro forma loss per common share for the six months ended November 30, 1994 and 1993 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 10.  LONG TERM DEBT

On June 30, 1994, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company that owns the Company's interest in certain cable television systems that accounted for approximately 45% of the Company's consolidated operating cash flows in the year ended May 31, 1994, entered into a three year $350,000,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility may be used for acquisitions, working capital and general corporate purposes. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 1/8 to 3/4 per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 1/8 to 1 3/4 per annum based upon certain conditions, or (c) the average consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/4 to 1 7/8 per annum based upon certain conditions. This credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met.



NOTE 11.  SEGMENT INFORMATION

Information about the Company's operations in its two business segments for the six months ended November 30, 1994 and November 30, 1993 is as follows (amounts in thousands):
Six Months Ended November 30                            1994               1993
Gross revenues:
    Cable television                               $    162,785       $    159,520
    Cellular telephone                                   38,997             26,143
    Eliminations                                            (90)              (114)
                                                   $    201,692       $    185,549

Operating income (loss):
    Cable television                               $     32,916       $     41,988
    Cellular telephone                                  (13,081)           (10,345)
    Eliminations                                            (90)              (114)
                                                   $     19,745       $     31,529

Net loss:
    Cable television                               $    (25,492)      $    (10,998)
    Cellular telephone                                  (15,408)           (13,035)
    Eliminations                                          9,326              5,960
                                                   $    (31,574)      $    (18,073)

Assets, at end of period:
    Cable television                               $  1,109,092       $    914,144
    Cellular telephone                                  711,340            509,973
    Eliminations                                       (131,809)          (101,408)
                                                   $  1,688,623       $  1,322,709

Depreciation and amortization:
    Cable television                               $     50,525       $     51,146
    Cellular telephone                                   30,025             21,669
                                                   $     80,550       $     72,815

Capital expenditures:
    Cable television                               $     38,546       $     22,347
    Cellular telephone                                    7,766              4,712
                                                   $     46,312       $     27,059


The Company's consolidated financial statements include two distinct business segments. Century Communications owns, operates and develops cable television systems. Centennial Cellular Corp., a 33.9% owned subsidiary, owns, operates and invests in cellular telephone systems and an SMR and paging business. The information provided below is that of Century Communications before the consolidation of Centennial Cellular Corp; and Centennial Cellular Corp., which comprises the Company's cellular telephone business segment, as well as consolidated information.

NOTE 11.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
November 30, 1994
(Amounts in thousands)
                                                            Century
                                                          Communications
                                                          Corp. before
                                                          consolidation of Centennial    Reclassifications
                                                           Centennial      Cellular           and
                                                          Cellular Corp.     Corp.       Eliminations      Consolidated
ASSETS

Current assets:
    Cash and short-term investments                     $      76,367    $   63,773    $            -    $     140,140

    Accounts receivable - net                                  15,688        13,810                 -           29,498

    Prepaid expenses and other current assets                   4,816         4,107                 -            8,923

        Total current assets                                   96,871        81,690                 -          178,561

Property, plant and equipment - net                           401,435        55,442                 -          456,877

Investment in marketable equity securities                     48,463             -                 -           48,463

Investment in  Centennial Cellular Corp., at cost             138,769             -          (138,769)               -

Equity investment in cable television and cellular
    telephone systems - net                                    90,722       107,385             6,176          204,283

Debt issuance costs - net                                      18,790         4,237                 -           23,027

Cable television franchises - net                             187,775             -                 -          187,775

Cellular telephone licenses - net                                   -       320,551                 -          320,551

Excess of purchase price over value of net
    assets acquired - net                                     107,078       137,186                 -          244,264

Other assets                                                   19,189         4,849               784           24,822

                                                        $   1,109,092    $  711,340    $     (131,809)   $   1,688,623










NOTE 11.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
(CONTINUED)
November 30, 1994
(Amounts in thousands)
                                                   Century
                                                 Communications
                                                 Corp. before
                                                 consolidation of   Centennial       Reclassifications
                                                 Centennial          Cellular            and
                                                 Cellular Corp.       Corp.          Eliminations      Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

Current liabilities:
    Current maturities of long-term debt       $       1,643     $           -     $           -     $       1,643
    Accounts payable and accrued expenses             59,107            17,800                 -            76,907
    Customers' deposits and prepayments                9,225             3,334                 -            12,559
        Total current liabilities                     69,975            21,134                 -            91,109

Long-term debt                                     1,160,877           250,000                 -         1,410,877

Deferred liability                                     5,000             4,080            (9,080)                -

Deferred income taxes                                 22,282            72,968                 -            95,250

Minority interest in subsidiaries                     29,217                 -           111,712           140,929

Convertible redeemable preferred stock                     -           163,499                 -           163,499

Second series convertible redeemable
    preferred stock                                        -             6,365            (6,365)                -

Common stockholders' equity (deficiency):
    Common stock, par value $.01 per share:
        Class A                                          355               148              (148)              355
        Class B                                          654               105              (105)              654

    Additional paid-in capital                        37,116           382,885          (274,097)          145,904
    Unrealized gain on investment in
        equity securities                             21,558                 -                 -            21,558
    Accumulated deficit                             (210,430)         (185,043)           41,473          (354,000)
                                                    (150,747)          198,095          (232,877)         (185,529)

    Less:  Cost of Class A common shares
             in treasury                             (27,512)           (1,801)            1,801           (27,512)
           Note receivable                                 -            (3,000)            3,000                 -

        Total common stockholders' equity
        (deficiency)                                (178,259)          193,294          (228,076)         (213,041)

                                               $   1,109,092     $     711,340     $    (131,809)    $   1,688,623


NOTE 11.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
SIX MONTH PERIOD ENDED NOVEMBER 30, 1994
(Amounts in thousands)

                                                 Century
                                               Communications
                                               Corp. before
                                               consolidation of     Centennial     Reclassification
                                               Centennial           Cellular          and
                                               Cellular Corp.         Corp.        Eliminations    Consolidated
Revenues:                                    $    162,785         $   38,997     $       (90)    $     201,692

Costs and expenses
    Costs of services                              40,030             10,494               -            50,524
    Selling, general and administrative            39,314             11,559               -            50,873
    Depreciation and amortization                  50,525             30,025               -            80,550
                                                  129,869             52,078               -           181,947

        Operating income (loss)                    32,916            (13,081)            (90)           19,745

Income from equity investments                          -             (2,851)         (2,851)                -
Interest                                           54,318             11,349               -            65,667

    Loss before income tax provision
        (benefit) and minority interest           (21,402)           (21,579)         (2,941)          (45,922)

Income tax provision (benefit)                      3,332             (6,060)              -            (2,728)

    Loss before minority interest                 (24,734)           (15,519)         (2,941)          (43,194)

Minority interest in (income)
    loss of subsidiaries                             (758)               111          12,267            11,620

    Net Loss                                 $    (25,492)        $  (15,408)    $     9,326     $     (31,574)


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Dollar Amounts in Thousands except  subscriber and share data)

Historically, the Company has earned its revenues primarily from subscriber fees for services provided by its cable television systems and from the operations of two radio stations. In addition, the Company's subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers of twenty-nine cellular telephone systems. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented. See Note 10 to the consolidated financial statements.

Due to recent actions by the Federal Communications Commission (the "FCC"), relating to the reinstitution of rate regulation, as hereinafter described, the rate structure of the cable television industry, including the Company's business, will be negatively affected. In view of the continuing changes and recent published revisions to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. The Company implemented new rate and service offerings whereby subscribers are given the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price ("A La Carte Service Offerings"). Several of the Company's systems, along with numerous other cable operators, received specific inquiries from the FCC regarding their implementation of this method of offering cable services. In its decisions on the inquiry letters, the FCC admitted that previous guidelines which cable operators, including the Company relied upon, may have been confusing. During December 1994, the FCC responded to certain of the letters of inquiry related to A La Carte Service Offerings. The FCC has, through such responses, effectively determined that A La Carte Service Offerings limited to six channels or less will be considered New Product Tiers under the FCC rules (see Regulation). A La Carte Service Offerings in systems serving approximately 84% of the Company's subscribers qualify as New Product Tiers. A La Carte Service Offerings in excess of six channels have not been given New Product Tier status and it is the intent of the FCC to treat such offerings as regulated tiers of cable programming service, retroactively to the date of initial regulation. Such treatment, effecting approximately 16% of the Company's primary basic subscribers, would result in further reductions in the Company's rates for such services as well as refunds for previously provided services. The Company intends to appeal this determination to the FCC. The outcome of such an appeal cannot be determined at this time.

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's recent revision to its rate formula. It is expected that such adjustment, based upon the Basic Subscriber level during fiscal 1994, in the cable systems in which such adjustments were required to be made, would result in a prospective decrease in revenue from regulated services by approximately $8,000 for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of this decline may be offset in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Consumer Price Index as well as certain increases in programming fees, the addition of new channel service and so called "external costs" as delineated in the rules.

Six Months Ended November 30, 1994 and November 30, 1993

Revenue for the six months ended November 30, 1994 increased by $16,143 or 8.7%, over the six months ended November 30, 1993. Revenue from cable television operations increased by $3,289 or 2.1%, over the corresponding six months ended November 30, 1993 as a result of increases in the number of cable television subscriptions and an increase in subscriber revenues for cable television services. The increase was partially offset by a decline in revenues related to the implementation of rate regulations established by the FCC pursuant to the 1992 Cable Act. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended November 30, 1994, were approximately 955,000 as compared to approximately 932,000 during the twelve-month period ended November 30, 1993, an increase of 2.1%. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $33.28 during the twelve months ended November 30, 1994, as compared to approximately $32.68 during the comparable prior twelve month period, an increase of 3.0%.

Revenue from cellular telephone operations for the six months ended November 30, 1994 increased by $12,854 or 49.2%, over the six months ended November 30, 1993, primarily as a result of growth in subscriptions to cellular telephone service. In addition, acquisitions of ten cellular telephone markets accounted for approximately $4,706 or 36.6% of the increase in cellular telephone revenue.

Costs and expenses excluding depreciation and amortization for the six months ended November 30, 1994 increased by $20,192 or 24.9% over the six months ended November 30, 1993. Cost of services for the six months ended November 30, 1994 increased by $8,425 or 20.0% over the corresponding period in the prior year, while selling, general and administrative expenses increased by $11,767 or 30.1%. Cost of services of the Company's cable television operations increased by $4,429 an increase of 12.4%, while selling, general and administrative expenses of the Company's cable television operations for the six months ended November 30, 1994 increased to $39,314 an increase of $8,529 or 27.7% over the $30,785 in the six months ended November 30, 1993. The principal reason for these increases was expenditures associated with the implementation of the 1992 Cable Act. In addition, the Company expanded its managerial, customer service and marketing efforts to accommodate the increased customer service and technical standards imposed by the 1992 Cable Act. The Company expects that during fiscal 1995 it will continue to incur incremental costs associated with implementation of, and compliance with, the 1992 Cable Act. Further, the Company expects to further expand its customer service and marketing functions.

Cost of services related to the cellular telephone operations during the six months ended November 30, 1994 was $10,494, an increase of $3,996 or 61.5% as compared to the six months ended November 30, 1993. The reason for the increase was the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network as well as acquisitions completed during the fiscal year ended May 31, 1994 and the six months ended November 30, 1994.

Selling, general and administrative expenses related to the cellular telephone operations rose to $11,559, an increase of $3,238 or 38.9% above the $8,321 recorded during the six months ended November 30, 1993. The increase was primarily the result of the Company increasing its managerial, customer service and sales staff to accommodate the current and anticipated growth of its cellular telephone business. Secondarily, the variable costs associated with a larger revenue base and acquisitions made during fiscal 1994 and the six months ended November 30, 1994 contributed to the increase.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cellular telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired cellular telephone markets will contribute to an increase in these costs and expenses. However, due to the fixed nature of the cost structure in the cellular telephone industry, it is anticipated that these costs will increase at a slower rate than the growth in incremental revenues.

Depreciation and amortization for the six months ended November 30, 1994 increased by $7,735 or 10.6% over the six months ended November 30, 1993. The cellular telephone operations and acquisitions accounted for $8,356 of this increase, offset by a decline in cable television operations of $621.

Operating income for the six months ended November 30, 1994 decreased by $11,784 or 37.4% below the six months ended November 30, 1993. The cellular operating loss for the six months ended November 30, 1994 of $13,081 increased by $2,736 or 26.5% over the six months ended November 30, 1993.

Interest expense for the six months ended November 30, 1994 increased by $5,742 or 9.6% as compared with the six months ended November 30, 1993 reflecting higher average debt levels offset to some extent by lower interest rates in effect during the six months ended November 30, 1994. For the six months ended November 30, 1994, the average debt outstanding was approximately $1,371,000 or $186,000 above the average outstanding debt balance of $1,185,000 during the six months ended November 30, 1993. The cellular operations accounted for $56,600 or 30.4% of the increase. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 9.8% in the six months ended November 30, 1994 as compared to approximately 10.6% in the six months ended November 30, 1993. The decrease in such rates is the result of fixing the interest rate of substantially all of the related debt through either long-term fixed rate financings or interest rate hedge transactions, the effects of which are reflected in the foregoing rates. At November 30, 1994, the Company's effective weighted average variable interest rate on its bank credit agreement was approximately 6.2%. During the six months ended November 30, 1994, the Company incurred interest expense of $1,846 in respect of the interest rate hedge transactions compared to interest expense of $5,817 in respect of the interest rate hedge transactions in the six months ended November 30, 1993. See "Liquidity and Capital Resources". Centennial's weighted average interest rate declined to 9.1% for the six months ended November 30, 1994 from 10.3% for the six months ended November 30, 1993.

After losses attributable to minority interests in subsidiaries for the six months ended November 30, 1994, a pretax loss of $34,302 was incurred, as compared to a pretax loss of $19,651 for the six months ended November 30, 1993. The income tax benefit of $2,728 for the six months ended November 30, 1994 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the six months ended November 30, 1994 and 1993.

The net loss for the six months ended November 30, 1994 of $31,574 represents an increase of $13,501 or 74.7% over the loss for the six months ended November 30, 1993. The Company expects net losses to continue until such time as the operations of the cellular telephone systems, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Three Months Ended November 30, 1994 and November 30, 1993

Revenue for the three months ended November 30, 1994 increased by $9,813 or 10.4% over the three months ended November 30, 1993. Revenue from cable television operations increased by $1,815 or 2.2% over the corresponding prior three month period as a result of increases in the number of cable television subscriptions and the acquisition of one cable system.

Revenue from cellular telephone operations for the three month period ended November 30, 1994 increased by $7,998 or 59.4% over the three months ended November 30, 1993, primarily as a result of growth in subscriptions to cellular telephone services and acquisitions.

Costs and expenses excluding depreciation and amortization for the three month period ended November 30, 1994 increased by $11,179 or 26.5% over the three months ended November 30, 1993. The cellular telephone operations accounted for $4,538 or 40.6% of this increase. Costs of services for the three months ended November 30, 1994 increased by $4,417 or 20.3% over the corresponding period in the prior year, while selling, general and administrative expenses increased by $6,762 or 33.1% over the three months ended November 30, 1993. The cellular telephone operations accounted for $2,351 or 53.2% and $2,187 or 32.3% of these increases, respectively. The principal reason for these increases in cable television operations was costs related to the implementation of new regulations imposed on the Company as a result of the 1992 Cable Act. Depreciation and amortization expense for the three months ended November 30, 1994 increased by $4,219 or 11.3% over the comparable period in the prior year. The cellular telephone operations accounted for $5,143 of this increase.

Operating income for the three months ended November 30, 1994 decreased by $5,585 or 37.2% over the corresponding three months ended November 30, 1993. The cellular operating loss for the three months ended November 30, 1994 of $6,836 increased by $1,683 or 32.7% above the corresponding 1993 three month period.

Interest expense for the three months ended November 30, 1994 increased by $2,960 or 9.7% as compared with the three months ended November 30, 1993 reflecting higher debt levels. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures, decreased to 9.6% for the three months ended November 30, 1994 from 10.5% for the three months ended November 30, 1993. Centennial's weighted average interest rate decreased to 9.1% for the three months ended November 30, 1994 from 11.6% for the three months ended November 30, 1993.

After losses attributable to minority interests in subsidiaries for the three months ended November 30, 1994, a pretax loss of $17,660 was incurred, as compared to a pretax loss of $11,113 in the three months ended November 30, 1993. The income tax benefit of $1,043 for the three months ended November 30, 1994 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the three months ended November 30, 1994. The tax benefit of $1,592 for the three months ended November 30, 1993 was calculated in accordance with Financial Accounting Standards Board Statement No. 109.

The net loss of $16,617 for the three months ended November 30, 1994 represents an increase of $7,096 or 74.5% over the loss for the corresponding three month period in the prior fiscal year. The Company expects net losses to continue until such time as operations of cellular telephone systems, cable telephone systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of the acquisitions and operations described above.

Liquidity and Capital Resources (Dollar Amounts in Thousands except Share
Data)

In recent years, the Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired twenty-nine cellular telephone markets which it owns and manages, all of which are considered to be in the start-up or early development phase of operations, and equity investment interests in certain other cellular telephone systems. Since both the cable television and cellular telephone activities are capital intensive, the Company continues to seek various sources of financing to meet its needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities of the Company and its subsidiaries. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $730,000 of potential borrowing capacity as of November 30, 1994.

On November 15, 1993, Centennial issued $250,000 eight year unsecured senior notes at an interest rate of 8 7/8% ("Cellular Senior Notes"). Centennial used $182,700 of the net proceeds to retire in full all principal amounts outstanding under the bank credit facility then in effect. The remaining amount of approximately $62,600 (after debt issuance costs) was used for general corporate purposes, including those described above. The notes contain limitations on certain "restricted payments" including, but not limited to dividends and investments in unrestricted subsidiaries and other persons. Further, the notes contain restrictions on the incurrence of certain additional debt and limitations on Centennial's ability to secure additional indebtedness.

The Company's internally-generated cash along with third party financing, primarily bank borrowings and the issuance of public debentures, has enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. In addition, Centennial has funded certain of its obligations through the sale of equity securities to third parties. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with expanded bank lines of credit, through the issuance of debt securities in the public market and to private institutions as well as internally generated cash flow. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future. Certain of the debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of indebtedness.

For the six months ended November 30, 1994, earnings were less than fixed charges by $36,626. However, such amount reflects non-cash charges totaling $82,874, consisting of depreciation and amortization of $80,550 and non-cash subsidiary preferred stock dividends of $2,324. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. There is no assurance that cash generated from cellular telephone operations will cover required capital expenditures and the debt service required under the Cellular Senior Notes. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. In that regard, Centennial, during July of 1994 completed a rights offering to holders of its Class A and Class B common shares with net proceeds of $86,500.

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and start-up expenditures for the cellular telephone systems. During the six months ended November 30, 1994 the Company made capital expenditures of $46,312 as compared to $27,059 for the corresponding six months ended November 30, 1993. During the six months ended November 30, 1994, Centennial made capital expenditures of $7,766 or 16.8% of the Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it is anticipated that the level of capital expenditures exclusive of those related to acquisitions described herein will continue at a similar annualized level as compared to the first six months of the fiscal year. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects.
Cellular telephone capital projects include the addition of cell sites for greater coverage areas as well as enhancements to the existing infrastructure of the cellular system. In addition, Centennial plans to construct a new cellular telephone network covering certain geographic areas associated with its recent acquisitions of cellular markets. With respect to its current and newly acquired markets, Centennial expects capital expenditures of $15,000 during the current fiscal year ending May 31, 1995. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by bank borrowings, debt or equity issuances, other financing resources or internally generated cash.
The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

                                    Six Months Ended November 30,
                                     1994                   1993
                              Amount       %           Amount      %
Net cash provided by
   operating activities      $33,465      37.6%      $ 49,613     48.0%
Interest paid                 55,642      62.4         53,734     52.0
Net cash provided            $89,107     100.0%      $103,347    100.0%

Principal uses of
   net cash provided:
Interest paid                $55,642      62.4%      $ 53,734     52.0%
Property, plant and equipment
   (excluding acquisitions)   46,312      52.0         27,059     26.2
Total                        $101,954    114.4%      $ 80,793     78.2%

Cash (required) provided     $(12,847)   (14.4)%     $ 22,554     21.8%

Net cash provided by operating activities of $89,107 for the six months ended November 30, 1994 and cash on hand were sufficient to fund the Company's expenditures for property, plant and equipment and debt service. In addition, funds provided by financing and investing activities of $85,208 were available for general corporate purposes. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

                                              Six Months Ended November
30,
                                                1994              1993
Proceeds from long-term borrowings         $  184,672        $  281,850
Principal payments on long-term debt         (55,195)         (244,501)
Subsidiary common stock rights offering        49,490                --
Issuance of common stock                          154             1,332
Debt issuance and related fees                  (4,326)           (4,479)
Cash provided by financing activities         174,795            34,202
Net capital  returned from equity investments                2,284
1,175
Acquisition of and investments in cable
  television, cellular telephone systems
  and other assets                             (91,871)            5,282
Cash  available for operating activities   $     85,208      $    40,659

On June 30, 1994, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company that owns the Company's interest in certain cable television systems that accounted for approximately 45% of the Company's consolidated operating cash flows in the year ended May 31, 1994, entered into a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility may be used for acquisitions, working capital and general corporate purposes. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 1/8% to 3/4% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 1/8% to 1 3/4% per annum based upon certain conditions, or (c) the average consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/4% to 1 7/8% per annum based upon certain conditions. This credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met.

On January 25, 1993, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company that owns the Company's interest in certain cable television systems that accounted for approximately 30% of the Company's consolidated operating cash flows in the year ended May 31,1994, entered into a three year, $300,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The repayment by the Company of its existing indebtedness discharged all of the Company's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0 to 1/2% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1% to 1 1/2% per annum based upon certain conditions, or (c) the average of consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/8% to 1 5/8% per annum based upon certain conditions. This credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met.

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). The credit facilities required that at least 50% of outstanding debt under such facilities be hedged with agreements with an average life of three years. The Hedge Agreements are designed to limit the Company's exposure to the variable interest rate structure of the bank credit facilities. The Hedge Agreements are structured such that the Company pays a fixed rate of interest based upon a notional amount and in return receives a variable rate of interest based on either three
(3) month or six (6) month LIBOR. At November 30, 1994, the aggregate notional amount of the Hedge Agreements was $115,000 with a weighted average interest rate of 8.12%. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements upon expiration.

On August 30, 1991, Citizens Cellular Company merged with and into Centennial, and in connection with the merger, Centennial issued to Citizens Utilities Company ("Citizens"), Convertible Redeemable Preferred Stock valued at $128,450 and Class B Common Stock representing 18.8% of the then common equity of Centennial. In connection with an amendment to the Services Agreement with the Company, Centennial issued its Second Series Convertible Redeemable Preferred Stock valued at $5,000 to the Company. Although the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock carry no cash dividend requirement during the first five years, the shares accrete liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, in each of years one through five. Assuming no change in the number of shares of such classes outstanding, the fully accreted liquidation preference and redemption value of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock, in years six through fifteen, will be $186,287 and $7,252, respectively. Beginning in year six through year fifteen, the holders of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in 1997, to be made in respect of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be $15,834 and $616, respectively. The Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock have mandatory redemption provisions at the end of fifteen years.

Even if Centennial's operating cash flow does increase, it is anticipated that cash generated from Centennial's cellular telephone operations will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in fiscal 1997 and required capital expenditures and that any shortfall will be made up either through debt and equity issuances or additional financing arrangements that may be entered into by Centennial. Centennial continues to seek various sources of external financing to meet its current and future needs, including bank financing, joint ventures and partnerships, and public and private placements of debt and equity securities of Centennial. In that regard, Centennial on July 22, 1994, successfully completed its rights offering involving the distribution to holders of record of Centennial's Class A Common Stock ("Centennial Stock") outstanding on July 7, 1994 (the "Record Date") transferable subscription rights (the "Rights") to subscribe for and purchase an aggregate of 3,098,379 additional shares of Centennial Stock based on 6,887,287 shares of Centennial Stock outstanding on the Record Date for a subscription price of $14.00 per share. Record date stockholders received 0.45 Right for each share of Centennial Stock owned by them and were entitled to purchase one share of Centennial Stock for each full Right held. Holders of Rights purchased an aggregate of 2,988,478 of the 3,098,379 shares of Class A Common Stock. The remaining shares were sold pursuant to the oversubscription privilege and were distributed pro rata among the holders of Rights who requested an aggregate of 235,746 additional shares pursuant to the oversubscription privilege.

Centennial also distributed to the Company and Citizens, the holders of record of all of the shares of Centennial Class B Common Stock outstanding as of the Record Date, nontransferable subscription rights (the "Class B Rights") to subscribe for and purchase an aggregate of approximately 3,272,311 additional shares of Centennial Class B Common Stock. The Company and Citizens each exercised all of the Class B Rights distributed to them. The Company's obligation with respect to the exercise was $37,200. Such amount was paid by the Company on July 22, 1994. The net proceeds of approximately $86,500 from the rights offering (after deducting soliciting fees and expenses of approximately $2.7 million) are available to be used by Centennial for general corporate purposes including the financing of working capital, capital expenditures and acquisitions.

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock.

During fiscal 1994, Centennial filed a shelf registration statement with the Securities and Exchange Commission for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. At December 31, 1994, there were 5,363,896 shares available for issuance under this registration statement.

Acquisitions

On September 30, 1993, Centennial acquired a 92.79% ownership interest in the non-wireline cellular telephone system serving the Alexandria, Louisiana market, representing approximately 138,300 Net Pops, and a 12.37% ownership interest in the non-wireline cellular telephone system serving the Lake Charles, Louisiana market, representing approximately 20,800 Net Pops, together with $6,556 in exchange for its 85.22% interest in the non-wireline cellular telephone system serving the Lincoln, Nebraska market, representing approximately 182,100 Net Pops.

On January 25, 1994, Centennial acquired the non-wireline cellular telephone system serving Richmond, Indiana, representing approximately 218,000 Net Pops. The purchase price for this acquisition was $25,021 consisting of (a) the purchase price of $20,221, (consisting of the assumption of $8,350 of liabilities of the seller and the issuance of 553,428 shares of Class A Common Stock with an aggregate value of $11,871 and (b) the issuance of 223,800 shares of Class A Common Stock with an aggregate value of $4,801 relating to a loan payable to the seller from one of its shareholders.

On April 15, 1994, Centennial acquired the non-wireline cellular telephone system serving Beauregard, Louisiana, representing approximately 372,500 Net Pops. The purchase price for the acquisition was $35,094 as adjusted, of which $35,051 was paid in cash and $43 was paid in shares of Centennial's Class A Common Stock ("Centennial Stock") (valued based on the average closing price of the shares of Centennial Stock on the NASDAQ National Market System for the five consecutive trading days immediately preceding the third business day prior to the closing date).

On April 26, 1994, Centennial purchased the interest of its partner in the joint venture which owns and operates the cellular system serving the Lynchburg, Virginia market representing approximately 77,300 Net Pops for a cash purchase price of approximately $9,256.

On May 6, 1994, Centennial acquired the non-wireline cellular telephone system serving Bastrop, Louisiana, representing approximately 116,300 Net Pops. The purchase price for this acquisition was $11,546, consisting of $6,046 in cash and 266,021 registered shares of Centennial Stock valued at $5,500.


On May 10, 1994, Centennial acquired the non-wireline cellular telephone systems serving Wilkesboro, North Carolina, representing approximately 152,900 Net Pops. The purchase price for this acquisition was $15,745, subject to adjustment, consisting of $5,025 in cash and 534,663 registered shares of Centennial Stock valued at $10,720.

On June 29, 1994, Centennial acquired the non-wireline cellular telephone system serving Jonesboro, Arkansas, representing approximately 201,000 Net Pops. The purchase price for this acquisition was $18,500 subject to adjustment, consisting of approximately $4,500 in cash and 700,670 registered shares of Centennial Common Stock valued at approximately $14,000.

On June 30, 1994, Centennial acquired the non-wireline cellular telephone system serving Iberville, Louisiana, representing approximately 131,000 Net Pops. The purchase price for this acquisition was $12,100 consisting of approximately $700 in cash and 639,055 registered shares of Centennial Common Stock valued at approximately $11,400.

On August 23, 1994, Centennial acquired the cellular telephone systems serving Louisiana RSA #3, Louisiana RSA #4 and Mississippi RSA #8, representing an aggregate of approximately 381,600 Net Pops. The purchase price for the acquisition was $45,300, subject to adjustment, consisting of approximately $8,100 in cash and 2,345,953 registered shares of Centennial's Class A Common Stock valued at $37,200.

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $89,500 subject to adjustment. Citizens and the Company have agreed that they shall own and operate the cable television systems in a joint venture structure yet to be determined. It is anticipated that each Company will have a 50% ownership interest in the joint venture. The obligations of the Venture and the seller under the agreement are subject to the satisfaction of various closing conditions. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. The purchase price of approximately $51,900 was funded by the Company and Citizens equally.

On September 21, 1994, Centennial acquired the non-wireline cellular telephone system serving Jackson, Iowa, representing approximately 107,800 Net Pops. The purchase price for this acquisition was $15,500 consisting of approximately $5,000 in cash and 611,354 shares of Class A Common Stock valued at approximately $10,500.

On September 30, 1994, Centennial acquired the non-wireline cellular telephone license serving the Huntington-Marion, Indiana market representing approximately 145,000 Net Pops. The purchase price for this acquisition was approximately $18,400 consisting of approximately $4,000 in cash and 844,863 registered shares of Class A Common Stock valued at approximately $14,400.

On October 24, 1994, Centennial acquired the non-wireline cellular telephone system serving Louisiana RSA #7, representing approximately 170,900 Net Pops. The purchase price for the acquisition was $17,000, consisting of approximately 998,167 registered shares of Class A Common Stock valued at $17,000.

Centennial also plans to exercise its right to acquire the minority interest held by the Company in the Cass and Jackson, Michigan systems from the Company for the prices paid by the Company for such minority interests in the acquisitions of such systems ($2,000 and $1,000, respectively). Upon completion of these transactions, Centennial will own 100% of these systems.

On December 14, 1994, Centennial entered into an agreement to acquire the non-wireline cellular telephone systems serving Michigan RSA #6 and RSA #7 representing an aggregate of approximately 352,600 Net Pops. The aggregate purchase price for these markets is $42,960, subject to adjustment, payable $25,000, in cash and the balance in 898,000 registered shares of Centennial's Class A Common Stock (valued at $20 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). The obligations of Centennial and the seller under the agreement are subject to the satisfaction of various closing conditions, including FCC and other regulatory approvals. There can be no assurance that the closing conditions will be satisfied. Centennial anticipates completing this acquisition by June 30, 1995.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase, from time to time, of up to 1,000,000 shares of Centennial's Class A Common Stock, depending on prevailing market conditions.

Centennial is currently participating in the bidding with respect to the FCC auction of personal communication system (PCS) licenses. Centennial is bidding for the license to serve the Commonwealth of Puerto Rico and the latest bid submitted by Centennial was approximately $30,845. There is no assurance that Centennial will be successful in obtaining such license through such bidding and Centennial has no obligations to submit additional bids.

On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $286,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition by June 30, 1995.

In December of 1993, the Company entered into a letter of intent to acquire cable television systems located in California, Colorado, Idaho, Montana and Washington for an aggregate purchase price of $92,875, subject to adjustment, payable by $50,000 in cash and the balance in 3,500,000 registered shares of Class A Common Stock of the Company (valued at $12.25 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). At August 1, 1994, such cable television systems served an aggregate of approximately 44,000 primary basic subscribers. The obligations of the parties pursuant to the letter of intent are subject to the execution and delivery of a definitive purchase agreement which, when executed, will be subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. There is no assurance that such agreement will be executed or when executed, that such conditions will be satisfied The Company anticipates executing the definitive purchase agreement and completing this acquisition by February 28, 1995.





Investments

In February 1994, the Company through a wholly owned subsidiary ("Australian Holding Company") invested approximately $58,000 in a Company (the "Licensee") which presently owns a 91.5% interest in one of two licenses issued by the Australian Broadcasting Authority authorizing the satellite delivery of television programming on a paid subscription basis ("Satellite Pay TV"). For its investment, the Company is to be issued approximately 15% of the voting stock, the remainder represented by all of the non-voting debentures and debt securities of the Licensee. In addition, subsequent to year-end, the Company acquired for approximately $15,000, through the Australian Holding Company, the additional 8 1/2% interest in the license. With respect to the operation of the Satellite Pay TV business, the Australian Holding Company has an agreement in principle to cooperate with the other Satellite Pay TV license holder ("Second License Holder") in the areas of marketing, distribution facilities (including joint use of facilities for transmitting programming), subscriber management, and other areas of operation as contemplated by the Australian Broadcast Service Act. In addition, the Licensee has agreed to jointly use facilities for the distribution of programming in Australia through the use of MMDS licenses owned by the Second License Holder ("MMDS Venture"). The Licensee's initial interest in the MMDS Venture accrued by reason of said joint use facilities is approximately 25%, which may be maintained or increased by virtue of additional capital contributions. The Company has also acquired, an approximate 2% economic interest in the Second License Holder for approximately $10,000.

In July of 1994, the Company entered into an agreement to acquire a 50% economic interest in an Australian company which is a franchisee (the "Franchisee") of the Second License Holder. The franchise provides for the exclusive distribution rights of certain programming as well as the use of subscriber billing systems and distribution facilities. Pursuant to such agreement, the Company agreed to invest up to $55,000 for the acquisition by the Franchisee of MMDS licenses covering the franchised areas. The licenses were acquired for approximately $12,000 through an auction process conducted by the Australian Government. The Company has also agreed to fund up to $7,200 of working capital needs of the Franchisee on terms which reflect the market for commercial banking facilities.

The Company has further agreed, subject to certain conditions precedent, to merge its Australian Holding Company with the Franchisee. After completion of such merger, the Company would have an approximate 75% to 77% economic interest in the combined entity. As of November 30, 1994, the Company has an aggregate investment in the Australian pay television business of approximately $91,000.

Regulation

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 ("Act"). The Act substantially reregulates the cable television industry and imposes numerous requirements, including provisions regarding rates which may be regulated by the applicable local franchising authority and those to be regulated by the FCC, exclusive programming arrangements, the carriage of broadcast signals, customer service standards, leased access channels, VCR compatibility and various other matters. Although this regulation under the Act will be detrimental to the Company, it is premature to predict the full impact of the Act on the Company. This will be dependent, among other factors, on the interpretation to be afforded by the Federal Communications Commission ("FCC") and the courts to both the Act and regulations as well as the actions of the Company in response thereto.

Virtually all of the Company's cable systems are subject to rate
regulation.   The Act (i) mandates that the FCC establish rate standards for basic cable service rates and customer equipment which may be regulated by the applicable local franchising authority, (ii) requires the FCC, upon complaint from a franchising authority or a subscriber, to review rates for additional tiers of cable service, (iii) regulates rates for mandatorily offered commercial leased access channels and (iv) eliminates the prior automatic 5% annual increase for basic rates. Rates for channels offered as individual purchase options and pay-per-view events are excluded from rate regulation.

On April 1, 1993, the FCC announced the adoption of rate regulations which became effective September 1, 1993. Under those regulations, rates must be evaluated initially against "competitive benchmarks" and are generally subject to rollbacks if they exceed the benchmark levels. On February 22, 1994, the FCC adopted further rate reductions effective May 15, 1994 based on complex formulas and revised benchmarks. Future rate increases will be subject to price caps, with rate increases limited to the general rate of inflation and certain increases in system costs. Notwithstanding the foregoing, the cable operator is afforded the opportunity to defend rates in excess of these benchmarks based on utility-type and cost-of-service rate regulation. Utilization of the remedy by the cable operator assumes the risk of an adjudication of rates below the "benchmarks", particularly because of uncertainty regarding various aspects of the cost-of-service standards to be applied. Cable systems are also required to unbundle all equipment charges and base those charges on "actual cost" plus permitted mark-up. On November 10, 1994, the FCC adopted two refinements to its rate regulation rules in an effort to create incentives for the addition of new programming services. One, starting January 1, 1995, permits cable operators to charge 20 cents per subscriber, plus the cost of programming, for each new channel added to a regulated non-basic service tier. The maximum total rate increase for such channel additions is $1.50 over the next two years, and the maximum number of channels which can use this pricing method is six (a seventh channel can be added in year three, bringing the total price increase to $1.70). Two, under certain conditions, cable operators can create "New Product Tiers" made up of services not previously carried on the system, and such tiers will not be rate regulated. Court challenges to the FCC regulation are pending.

In view of the continuing changes and recently published revisions to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. It is expected that the Company's cable operations will sustain higher operating costs in administering additional regulatory burdens. Although the financial impact of the 1992 Cable Act cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law will have a negative impact on the Company. Further, in complying with the benchmark regulatory scheme (without considering the effect of any cost-of-service showing) for the period September 1, 1993 to May 15, 1994, the Company, on a franchise basis, was required to reduce regulated service rates such that the "average monthly subscriber bill" for all cable service subject to rate regulation (including, but not limited to basic service, cable programming service not offered on a per channel basis, secondary outlets, converters and remote control units, installation and service charges) was reduced by an amount of up to 10% of such charges as of September 1992. Under the new FCC benchmarks, additional reductions were required no later than July 14, 1994. The Company is considering whether to utilize the alternative procedure of justifying rates for at least some of its systems based on a cost-of-service, rather than benchmark approach. Where rates are found to exceed the permitted levels, the Company will be subject to refunds and other penalties. The extent of the anticipated decline in revenues and any potential refunds or penalties cannot be determined at this time, but could have a negative impact on the Company.

The Act establishes a choice for broadcasters between compelling the carriage of their signals ("must carry" rights) and negotiating a fee for such carriage ("retransmission consent" rights). As of October 1993, cable operators were required to secure retransmission consent from broadcasters who either have not selected "must carry" or who are not entitled under the Act to make such selection, before transmitting such broadcasters' signals. This requirement has the potential to increase the cost of carriage of broadcast stations in the event particular broadcasters do not elect "must carry" and the Company chooses to continue carriage of such broadcasters' signals. No retransmission fees will be payable by the Company to broadcasters who elect "must carry" although the Company will then be obligated to carry signals of these "local" broadcast stations. Established "super stations" are exempted from the "must carry"/"retransmission consent" provision.

The Act directs the FCC to promulgate regulations intended to promote distribution of cable programming by competing technologies such as DBS, MMDS, SMATV and other potential programming distributors. The Act imposes limitations on some volume discounts received by large cable operators and strictly limits discriminatory programming contract terms favoring cable operators over other programming distributors. On April 1, 1993, the FCC adopted regulations to implement these program access provisions of the Act. The full extent of the impact of these provisions and the implementing regulations on the Company cannot be determined at this time.

FCC regulations adopted pursuant to the Act contain a number of other regulatory provisions such as those relating to program carriage requirements, ownership regulations and customer service/technical standards, all of which will impose additional burdens and cost on a cable operator. The full extent of the impact of these provisions and the implementing regulations on the Company cannot be determined at this time.


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

On January 13, 1988, five residents of Colorado Springs, Colorado brought a class action lawsuit against Colorado Springs Cablevision, Inc. ("CSCI"), an indirect 50% subsidiary of the Company, and other parties in the Colorado District Court of El Paso County, Colorado. The complaint alleged that the defendants violated provisions of the Colorado Springs Municipal Code prohibiting service discrimination and unreasonable rate differences, and of the Colorado Unfair Practices Act prohibiting predatory pricing and the imposition of different rates for the purpose of destroying competition, by charging lower rates for its services in one portion of Colorado Springs than it charged in the remainder of the City. The named plaintiffs requested certification to represent a class of CSCI subscribers charged the higher rates and sought recovery of three times the difference between those rates and the lower rates charged other subscribers with interest and costs from approximately April 1, 1986 to the date of judgment. On August 12, 1988, the District Court for El Paso County, Colorado granted CSCI's motion and dismissed the plaintiffs' complaint in its entirety with prejudice. The Court held that there is no private right of action under the Colorado Springs Municipal Code and that the plaintiffs lacked standing to pursue their claims under the Colorado Unfair Practices Act. On May 3, 1990, the Colorado Court of Appeals affirmed the lower court's ruling dismissing the complaint in its entirety. The Colorado Supreme Court agreed to review the decision of the Court of Appeals and subsequently on April 13, 1992 reversed the dismissal of the complaint and remanded the case back to the Court of Appeals for further proceedings to determine whether the complaint is subject to dismissal on other grounds.

On November 5, 1992, the Court of Appeals issued a decision denying dismissal of the complaint and denied rehearing on January 7, 1993. CSCI sought review of this and related issues in the Colorado Supreme Court by petition for writ of certiorari, which was denied by order dated July 12, 1993. The Court of Appeals entered its Amended Mandate on July 16, 1993, by which this case was returned to the El Paso County District Court for further proceedings. Plaintiffs filed an Amended Complaint seeking to alter their theories of recovery in certain respects and CSCI responded to that complaint. In March 1994, plaintiffs filed an amended motion for class certification. In June 1994, venue of the case was transferred from the El Paso County District Court to the District Court for the City and County of Denver. By order dated December 2, 1994, the District Court denied plaintiffs' amended motion for class certification in its entirety. The case is thus presently limited to the claims of the four remaining individual plaintiffs (one of the five original plaintiffs having been dismissed from the case). Plaintiffs have not yet stated their intentions with respect to seeking appellate review of the District Court's denial of class certification.


ITEM 4.   Submission of Matters to a Vote of Security Holders

a) Registrant's annual meeting of shareholders was held on October 26, 1994.

b) The following persons were elected as directors at said meeting pursuant to the following votes:

                                       Number of Votes
      Director                    For                Withheld
     Larry C. Ballard        678,894,987             200,757
     Steven R. Boehlke       678,856,105             200,953
     Bernard P. Gallagher    678,894,187             201,557
     David Z. Rosensweig     678,894,987             200,757
     Andrew Tow              678,891,106             201,557
     Claire L. Tow           678,891,119             204,625
     Leonard Tow             678,829,707             203,037
     Scott N. Schneider      678,894,187             200,557
     Robert D. Siff           17,160,198             164,603
     Peter J. Solomon         17,161,194             163,068
     William M. Kraus         17,160,198             164,064

c)   The following matters were also voted upon at said meeting:

1. The shareholders approved a proposal to adopt the Registrant's 1994 Employee Stock Option Plan.
     The following sets forth the number of votes on this proposal.

                For              Against            Abstain
               673,090,255         2,200,691          59,926

2. The shareholders approved a proposal to adopt the Registrant's 1993 Non-Employee Directors'
     Stock Option Plan. The following sets forth the number of votes on this proposal.

                For              Against            Abstain
               674,435,961         797,473            117,438

3. The shareholders approved a proposal to adopt an amendment to the Registrant's 1985 Employee
     Stock Purchase Plan. The following sets forth the number of votes on this proposal.

                For              Against            Abstain
               674,576,594         683,510            90,768






4. The shareholders approved a proposal to ratify the selection by the Board of Directors of Deloitte
     & Touche LLP as independent accountants for the Registrant for the fiscal year ending May 31, 1995.
     The following sets forth the number of votes on this proposal:

                For              Against            Abstain
               679,015,461         52,451             27,832

d)   Not applicable.

ITEM 5.   Other Information

On November 28, 1994, the Registrant entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California, for an aggregate purchase price of $286,000,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Registrant to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Registrant anticipates completing this acquisition by June 30, 1995.

In December of 1993, the Registrant entered into a letter of intent to acquire cable television systems located in California, Colorado, Idaho, Montana and Washington for an aggregate purchase price of $92,875,000, subject to adjustment, payable by $50,000,000 in cash and the balance in 3,500,000 registered shares of Class A Common Stock of the Registrant (valued at $12.25 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). At August 1, 1994, such cable television systems served an aggregate of approximately 44,000 primary basic subscribers. The obligations of the parties pursuant to the letter of intent are subject to the execution and delivery of a definitive purchase agreement which, when executed, will be subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. There is no assurance that such agreement will be executed or, when executed, that such conditions will be satisfied. The Registrant anticipates executing the definitive purchase agreement and completing this acquisition by March 31, 1995.


ITEM 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

                  i) Exhibit 11 - Statement re computation of per share earnings

          b)   Reports on Form 8-K

               One report on Form 8-K was filed by the Registrant with the Securities and Exchange
               Commission on December 1, 1994 relating to the execution of an asset purchase agreement on November 28, 1994 by the Registrant and ML Media Partners, L.P. For
               a description of the asset purchase agreement, see "Part II, Item 5, Other Information".

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

EXHIBIT TO FORM 10-Q

For the Six Months Ended
November 30, 1994 and November 30, 1993
COMPUTATION OF LOSS PER COMMON SHARE
(Amounts in thousands, except per share data)


                                                                             Six Months Ended
                                                                 November 30,             November 30,
                                                                     1994                     1993

Primary fully diluted:
Net Loss                                                       $     (31,574)           $     (18,073)
Accretion in liquidation value of subsidiary
    preferred stock                                                   (2,324)                  (2,947)
Loss applicable to common shares                               $     (33,898)           $     (21,020)

Average number of common shares and common
    share equivalents outstanding
        Average number of common shares
            outstanding during the period                         89,555,000               89,232,000
        Add common share equivalents - Options
            to purchase common shares - net                          637,000                1,066,000
Average number of common shares and common
    share equivalents outstanding                                 90,192,000 (A)           90,298,000 (A)

Loss per common share                                          $       (.38) (A)        $       (.23) (A)


(A)     In accordance with Accounting Principles Board Opinion No. 15, the inclusion of common share equivalents in the computation of earnings per share need not be considered if the reduction of earnings per share is less than 3% or the effect is anti-dilutive. Therefore, loss per common share and common share equivalents as shown on the Consolidated Statements of Operations for the periods presented do not include the common share equivalents as their effect is anti-dilutive.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTURY COMMUNICATIONS CORP.






Date:  January 13, 1995
                              _______________________________
                              Scott N. Schneider
                              Senior Vice President and Treasurer
                              (On behalf of Registrant and as
                              Principal Accounting Officer)