Form 10-Q
period 1995-02-28
CENTURY COMMUNICATIONS CORP
filed 1995-04-14
CIK 785080

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

                                   [X]
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                  For the quarterly period ended February 28, 1995
                                   OR
                                  [   ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from        to
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

Class A Common - 28,133,334 outstanding shares as of April 7, 1995 Class B Common - 45,406,115 outstanding shares as of April 7, 1995


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                                            February 28,   May 31,
                                                               1995          1994

ASSETS

Current assets:
   Cash and short-term investments                         $   175,168  $    67,779

   Accounts receivable, less allowance for doubtful
      accounts of $2,046 and $1,952, respectively               29,720       18,219

   Prepaid expenses and other current assets                     9,119        4,058

      Total current assets                                     214,007       90,056

Property, plant and equipment - net                            472,117      419,612

Investment in marketable equity securities                      54,341       26,905

Equity investments in cable television and cellular
   telephone systems - net                                     210,276      176,908

Debt issuance costs, less accumulated amortization
   of $6,748 and $4,370, respectively                           22,219       20,270

Cable television franchises, less accumulated
   amortization of $227,218 and $204,391 respectively          180,044      168,133

Cellular telephone licenses, less accumulated
   amortization of $134,809 and $104,000, respectively         309,295      220,366

Excess of purchase price over value of net
   assets acquired, less accumulated amortization
   of $43,794 and $38,854, respectively                        242,491      210,383

Other assets                                                    25,438       17,793

                                                           $ 1,730,228  $ 1,350,426

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(Amounts in thousands, except share data)

                                                                February 28,        May 31,
                                                                   1995              1994

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

    Current maturities of long-term debt                      $      6,030      $      2,866
    Accounts payable                                                22,499            19,262
    Accrued interest payable                                        23,575            18,431
    Other accrued expenses                                          36,146            31,989
    Customers' deposits and prepayments                             13,105            10,706
        Total current liabilities                                  101,355            83,254

Long-term debt                                                   1,470,470         1,270,989

Deferred income taxes                                               93,344            65,410

Minority interest in subsidiaries                                  131,447            16,829

Preferred stock, par value $.01 per share
    authorized 100,000,000 shares, none issued                           -                 -

Subsidiary convertible redeemable preferred stock (at
    aggregate liquidation value), par value $.01 per share,
    authorized, issued and outstanding 102,187 shares
    (redemption value of $1,823.00 per share)                      166,565           157,572

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
        Class A, authorized 400,000,000 shares,
           issued and outstanding 35,792,479 and
           34,687,013 shares, respectively                             358               347
        Class B, authorized 300,000,000 shares, issued
           and outstanding 65,406,115 and 66,177,130
           shares, respectively                                        654               662
    Additional paid-in capital                                     145,611           105,301
    Unrealized appreciation of marketable securities                22,086                 -
    Accumulated deficit                                           (374,058)         (322,426)
                                                                  (205,349)         (216,116)

    Less:  Cost of 11,337,530 and 11,324,266 Class A common shares
            in treasury, respectively                              (27,604)          (27,512)

        Total common stockholders' deficiency                     (232,953)         (243,628)

                                                              $  1,730,228      $  1,350,426




See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)



                                                    Three Months Ended                       Nine Months Ended
                                              February 28,     February 28,           February 28,     February 28
                                                  1995             1994                   1995            1994
Revenues:
    Cable service income                    $      84,162    $      78,613          $     246,857    $    238,019
    Cellular service income                        21,967           14,467                 60,964          40,610
                                                  106,129           93,080                307,821         278,629

Costs and expenses:
    Cost of services - Cable                       20,997           15,669                 61,027          51,270
    Cost of services - Cellular                     6,150            3,606                 16,644          10,104
    Selling, general and administrative            30,968           20,874                 81,841          59,980
    Depreciation and amortization                  42,619           35,343                123,169         108,158
                                                  100,734           75,492                282,681         229,512

Operating income                                    5,395           17,588                 25,140          49,117

Interest                                           33,876           30,545                 99,543          90,470

    Loss before income tax (benefit) and
        minority interest                         (28,481)         (12,957)               (74,403)        (41,353)
Income tax (benefit)                               (1,121)          (1,654)                (3,849)         (3,232)

    Loss before minority interest                 (27,360)         (11,303)               (70,554)        (38,121)

Minority interest in loss of
    subsidiaries                                    7,302            3,343                 18,922          12,088

        Net loss                            $     (20,058)   $      (7,960)         $     (51,632)   $    (26,033)

Dividend requirement on subsidiary
    convertible redeemable preferred
    stock                                   $      (1,039)   $      (1,484)         $      (3,363)   $     (4,431)

Loss applicable to common shares            $     (21,097)   $      (9,444)         $     (54,995)   $    (30,464)

Loss per common share                       $       (.23)    $       (.11)          $       (.61)    $      (.34)

Weighted average number of common shares
    outstanding during the period              89,795,000       89,510,000             89,634,000      89,323,000
















See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
(Amounts in thousands, except share data)

                                               Common Stock               Additional Unrealized (Accumu-
                                       Class A                Class B     Paid-In    Apprec-      lated     Treasury
                              Shares     Dollars     Shares      Dollars  Capital    ciation    Deficit)    Stock        Total
Balance at June 1, 1993     31,533,586 $   315     61,313,680  $   613  $  91,833 $         - $ (280,499)$ (27,500) $   (215,238)

Shares issued in connection
   with employee
   incentive plans             438,922       5                              2,684                              (12)        2,677

Effect of  3% and 5%         2,582,230      26      4,995,725       50        (82)                                            (6)
   stock distributions

Class B shares converted
   to Class A shares           132,275       1       (132,275)      (1)                                                        -

Net Paid in Capital
  contributed by minority
  interests                                                                16,291                                         16,291

Accretion in liquidation
  value of subsidiary                                                      (5,838)                                        (5,838)
  preferred stock

Vesting of subsidary
  stock options                                                               413                                            413

Net loss                                                                                         (41,927)                (41,927)

Balance at May 31, 1994     34,687,013     347     66,177,130      662    105,301           -   (322,426)  (27,512)     (243,628)

Shares issued in
   connection with employee
   incentive plans             334,451       3                                900                                            903

Class B shares converted to    771,015       8       (771,015)      (8)
   Class A shares                                                                                                              -

Accretion in liquidation
   value of subsidiary
   preferred stock                                                         (3,363)                                        (3,363)

Net paid in capital
   contributed by minority
   interests                                                               42,773                                         42,773

Unrealized appreciation of
   marketable securities                                                               22,086                             22,086

Class A shares purchased by
    the Company                                                                                                (92)          (92)

Net loss                                                                                         (51,632)                (51,632)

Balance at
    February 28, 1995       35,792,479 $   358     65,406,115  $   654  $ 145,611 $    22,086 $ (374,058)$ (27,604) $   (232,953)







See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Amounts in thousands)
                                                                   Nine Months Ended
                                                           February 28,         February 28,
                                                               1995                 1994

OPERATING ACTVITIES:
   Cash received from subscribers and others             $     356,673        $     321,869
   Cash paid to suppliers, employees
      and governmental agencies                               (218,921)            (169,163)
   Interest paid                                               (80,021)             (75,774)
   Debt issuance costs                                          (4,326)              (4,684)

            NET CASH PROVIDED BY OPERATING ACTIVITIES           53,405               72,248

INVESTING ACTIVITIES:
   Capital expenditures                                        (79,244)             (38,742)
   Cable television franchise expenditures                        (472)                (349)
   Acquisition of other assets                                 (10,505)              (1,661)
   Acquisition of cable television and cellular
       telephone and radio paging systems                      (90,409)             (60,060)
   Purchase of marketable securities                            (5,350)                   -
   Capital contributed to equity investments                    (1,361)                (965)
   Capital returned from equity investments                      2,641                3,490

             NET CASH USED IN INVESTING ACTIVITIES            (184,700)             (98,287)

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                          244,672              342,600
   Principal payments on long-term debt                        (55,946)            (252,252)
   Issuance of common stock                                        560                2,068
   Purchase of treasury stock                                      (92)                   -
   Subsidiary common stock rights offering                      49,490                    -

             NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                     238,684               92,416

NET INCREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                               107,389               66,377

CASH AND SHORT-TERM INVESTMENTS - BEGINNING
     OF PERIOD                                                  67,779               66,343

CASH AND SHORT-TERM INVESTMENTS - END                    $     175,168        $     132,720
     OF PERIOD









See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Amounts in thousands)

                                                                          Nine Months Ended
                                                                 February 28,        February 28,
                                                                   1995                  1994
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

        Net loss                                               $  (51,632)         $     (26,033)

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                             123,169                108,158
        Minority interest in loss of subsidiaries                 (18,922)               (12,088)
        Deferred income taxes - decrease                           (6,450)                (3,780)
        Interest charged on zero coupon bonds                      13,919                 12,743
        Debt issuance costs                                        (4,326)                (4,684)
        Other                                                       1,542                  1,915
        Change in assets and liabilities, net
           of effects of acquired cable television and
           cellular telephone systems
             Accounts receivable - (increase)                      (9,363)                (3,530)
             Prepaid expenses and other current assets -
                (increase)                                         (4,514)                (2,542)
             Accounts payable and accrued expenses -
               increase                                             7,690                  1,437
             Customer deposits and prepayments -
               increase                                             2,292                    652

    Total adjustments                                             105,037                 98,281

Net cash provided by operating activities                      $   53,405          $      72,248









See notes to consolidated financial statements

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of February 28, 1995 and the results of its consolidated operations and cash flows for the nine months ended February 28, 1995 and February 28, 1994. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1994 Annual Report on Form 10-K.

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

Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficiency until realized. The Company recorded an unrealized gain of $22,086,000 during the nine months ended February 28, 1995.

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

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of service revenues. Such programmers' shares netted against service income amounted to $48,924,000 and $42,198,000 for the nine months ended
February 28, 1995 and February 28, 1994, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $10,736,000 and $6,245,000 for the nine months ended February 28, 1995 and February 28, 1994, respectively.

NOTE 4.  REGISTRATION STATEMENTS

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the shelf registration of $500,000,000 of the Company's debt securities, augmenting the remaining $2,000,000 under a prior shelf registration. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. The registration statement became effective July 14, 1994. As of April 10, 1995, there was $252,000,000 available for issuance under this registration.

On March 6, 1995, the Company filed a registration statement on Form S-3 with the SEC. The statement was filed to permit the issuance of 3,500,000 shares of the Company's Class A Common Stock, such shares to be issued in connection with the acquisition of certain cable systems described in Note 6. The registration statement is currently under review by the SEC and has not been declared effective.

The Company's 33.9% owned subsidiary, Centennial Cellular Corp. ("Centennial"), has filed a shelf registration statement with the SEC for the issuance of up to 8,000,000 shares of Centennial's Class A Common Stock (such shares to be used principally for acquisitions of cellular telephone and related telecommunications business). At March 31, 1995, there were 5,363,896 shares available for issuance under this registration statement.

In April 5, 1995, Centennial filed a shelf registration statement with the SEC for the issuance of $500,000,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. The registration statement has not yet been declared effective.

NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

During the nine months ended February 28, 1994, the Company changed its estimate of deferred tax liability and associated goodwill related to two acquisitions. Accordingly, the Company has decreased goodwill and deferred income taxes by approximately $8,594,000 to reflect this change in estimate.

During the nine months ended February 28, 1995, the Company recorded approximately $34,384,000 of goodwill and deferred taxes, resulting from the difference between the book and tax basis of assets acquired.

NOTE 6.  ACQUISITIONS

In February 1994, the Company through a wholly owned subsidiary ("Australian Holding Company") invested approximately $58,000,000 in a Company (the "Licensee") which owned a 91.5% interest in one of two licenses issued by the Australian Broadcasting Authority authorizing the satellite delivery of television programming on a paid subscription basis ("Satellite Pay TV"). In addition, subsequent to year-end, the Company acquired for approximately $15,000,000, through the Australian Holding Company, the additional 8.5% interest in the license. With respect to the operation of the Satellite Pay TV business, the Australian Holding Company has an agreement in principle to cooperate with the other Satellite Pay TV license holder ("Second License Holder") in the areas of marketing, distribution facilities (including joint use of facilities for transmitting programming), subscriber management, and other areas of operation as contemplated by the Australian Broadcast Service Act. In addition, the Licensee has agreed to jointly use facilities for the distribution of programming in Australia through the use of MMDS licenses owned by the Second License Holder ("MMDS Venture"). The Licensee's initial interest in the Satellite Pay TV business and the MMDS Venture accrued by reason of said joint use facilities is approximately 25%, which may be maintained by virtue of additional capital contributions. The agreement relating to cooperation with the Second License Holder are subject to regulatory review and approval. Notification has been received from the relevant regulatory authorities that certain aspects of the agreement raises concerns and will likely require modification. Discussions regarding same are continuing and no assurance can be given as to the ultimate outcome. The Company has also acquired subsequent to May 31, 1994, an approximate 2% economic interest in the Second License Holder for approximately $10,000,000.

In July of 1994, the Company entered into an agreement to acquire a 50% economic interest in an Australian company which is a franchisee (the "Franchisee") of the Second License Holder. The franchise provides for the exclusive distribution rights of certain programming as well as the use of subscriber billing systems and distribution facilities. Pursuant to such agreement, the Company agreed to invest up to $55,000,000 for the acquisition by the Franchisee of MMDS licenses covering the franchised areas. The licenses were acquired for approximately $12,000,000 through an auction process conducted by the Australian Government. The Company has also agreed to fund up to $11,000,000 of working capital needs of the Franchisee on terms which reflect the market for commercial banking facilities.

In February 1995, the Company merged its Australian Holding Company with the Franchisee. After completion of such merger, the Company has an approximate 75% to 77% economic interest in the combined entity. Pursuant to the terms of an amending agreement entered into on the completion date of the merger, the Franchisee acquired all of the outstanding shares of the Licensee and the aforementioned 8.5% interest in the License. The assets associated with the investments in Australia are in the development stage and not yet operational. The Company's investments are currently non-operating and in the development stage.

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

On March 1, 1995, the Company acquired cable television systems located in California, Colorado, Idaho, Montana and Washington for a purchase price consisting of approximately $56,000,000 (subject to adjustment) in cash ($18,000,000 of which was paid to the sellers and $38,000,000 of which was used to satisfy certain liabilities related to the acquired cable television systems) and the issuance of 3,581,632 shares of Class A Common Stock of the Company (valued at $12.25 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). The cash portion of the purchase price was funded by available bank lines of credit. At February 28, 1995, these cable television systems served an aggregate of approximately 45,000 primary basic subscribers.

On March 10, 1995, the Company purchased 20,000,000 shares of its Class B Common Stock from Sentry Insurance a Mutual Company, of Stevens Point, Wisconsin ("Sentry Insurance") at an aggregate price of $110,000,000 utilizing existing credit lines. For the present, the acquired shares will be held in the Company's treasury. Upon acquisition the Class B shares were converted automatically to Class A shares. Prior to this acquisition 65,406,115 shares of the Company's Class B Common Stock were outstanding of which 23,134,056 were held by Sentry Insurance.

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

On March 2, 1993, the Company and Citizens Utilities Company entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $89,500,000 subject to adjustment. Citizens Utilities Company and the Company have agreed that they shall own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. The purchase price of approximately $51,900,000 was funded by the Company and Citizens equally.

On December 14, 1994, Centennial entered into an agreement to acquire the non-wireline cellular telephone systems serving Michigan RSA #6 and Michigan RSA #7 representing an aggregate of approximately 352,600 Net Pops. The aggregate purchase price for these markets is $42,960,000, subject to adjustment, payable $25,000,000 in cash and the balance in 898,000 registered shares of Centennial's Class A Common Stock (valued at $20 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). Centennial anticipates completing this acquisition by May 1, 1995.

On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $286,000,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition during the first six months of fiscal 1996.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase, from time to time, of up to 1,000,000 shares of Centennial's Class A Common Stock, depending on prevailing marketing conditions.

During December 1994, the FCC responded to certain of the letters of inquiry related to A La Carte Service Offerings. The FCC has through such responses, effectively determined that A La Carte Service Offerings limited to six channels or less will be considered New Product Tiers under the FCC rules (see Regulation). A La Carte Service Offerings in systems serving approximately 84% of the Company's subscribers qualify as New Product Tiers. A La Carte Offerings in excess of six channels have not been given New Product Tier status and it is the intent of the FCC to treat such offerings as regulated tiers of cable programming service retroactively to the date of initial regulation. Such treatment, effecting approximately 16% of the Company's subscribers, would result in further reductions in the Company's rates for such services as well as refunds for previously provided services. The Company has appealed this determination to the FCC. The outcome of such an appeal cannot be determined at this time. An adverse determination would not have a material adverse effect on the consolidated financial statements of the Company.

On February 24, 1995, Centennial entered into an agreement with United State Cellular Corporation ("U.S. Cellular") pursuant to which Centennial will transfer to U.S. Cellular ownership of Centennial's cellular systems in the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5 representing 738,700 net pops and approximately 22,600 subscribers, (including Charlottesville, Virginia market described below) in exchange for the transfer by U.S. Cellular to Centennial of ownership of its cellular systems serving Indiana RSA #1, Indiana RSA #2, Ohio RSA #1 and Mississippi RSA #9, representing 608,178 net pops and approximately 4,200 subscribers. Concurrently, with the execution of the agreement described above, a separate agreement was entered into between Centennial and U.S. Cellular, pursuant to which U.S. Cellular will purchase from Centennial its 72.2% interest in the Charlottesville, Virginia MSA for a purchase price of approximately $9,451,700, subject to adjustment. The obligations of Centennial and U.S. Cellular, under the agreements described above, are subject to satisfaction of various closing conditions, including FCC and other regulatory approvals. There can be no assurance that such closing conditions will be satisfied. Centennial anticipates completing the transactions contemplated in the agreements during the first quarter of fiscal 1996.

On March 13, 1995, the FCC auction of personal communications system
(PCS) licenses was concluded and Centennial was the high bidder for one of two Metropolitan Trading Area (MTA) licenses to serve the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Centennial's winning bid was $54,672,000. The awarding of the license to Centennial remains subject to FCC public notice requirements, upon satisfaction of such requirements, the satisfaction by Centennial of certain FCC build-out requirements for the MTA. The licensed area represents approximately 3,623,000 net pops in these markets. A non-refundable deposit of $10,934,000, representing approximately 20% of the purchase price, was made in connection with the bid. Centennial is considering various forms of external financing to meet the current and future requirements for the license purchase, buildout of the infrastructure and necessary working capital, including bank financing, joint ventures, partnerships and public and private placements of debt and equity securities of Centennial. Although, to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will be the case in the future.

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


                                     Nine Months Ended
                               February 28,       February 28,
                                   1995               1994

          Revenues              $376,645            $356,963
          Net Loss               (72,723)            (48,957)
          Loss per common share     (.82)               (.58)

Pro forma loss per common share for the nine months ended February 28, 1995 and 1994 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

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

On March 6, 1995, the Company issued $250,000,000 of ten year unsecured Senior Notes. The interest rate of these notes is payable semi annually at an interest rate of 9 1/2%. The maturity date of the notes is March 1, 2005. Costs associated with the offering of $4,983,000 will be capitalized and written off on a straight-line basis over the life of the issue.




NOTE 11.  SEGMENT INFORMATION

Information about the Company's operations in its two business segments for the nine months ended February 28, 1995 and February 28, 1994 is as follows (amounts in thousands):
Nine Months Ended February 28,                          1995               1994
Gross revenues:
    Cable television                               $    246,988       $    238,192
    Cellular telephone                                   60,964             40,610
    Eliminations                                           (131)              (173)
                                                   $    307,821       $    278,629

Operating income (loss):
    Cable television                               $     46,724       $     64,405
    Cellular telephone                                  (21,453)           (15,115)
    Eliminations                                           (131)              (173)
                                                   $     25,140       $     49,117

Net loss:
    Cable television                               $    (41,740)      $    (15,524)
    Cellular telephone                                  (26,802)           (19,530)
    Eliminations                                         16,910              9,021
                                                   $    (51,632)      $    (26,033)

Assets, at end of period:
    Cable television                               $  1,158,296       $    962,830
    Cellular telephone                                  703,832            526,858
    Eliminations                                       (131,900)          (101,696)
                                                   $  1,730,228       $  1,387,992

Depreciation and amortization:
    Cable television                               $     76,522       $     75,600
    Cellular telephone                                   46,647             32,558
                                                   $    123,169       $    108,158

Capital expenditures:
    Cable television                               $     64,560       $     32,878
    Cellular telephone                                   14,684              5,864
                                                   $     79,244       $     38,742


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

NOTE 11.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
February 28, 1995
(Amounts in thousands)
                                                            Century
                                                          Communications
                                                          Corp. before
                                                          consolidation    Centennial    Reclassifications
                                                           of Centennial    Cellular           and
                                                          Cellular Corp.     Corp.       Eliminations      Consolidated
ASSETS

Current assets:
    Cash and short-term investments                     $     108,997    $   66,171    $            -    $     175,168

    Accounts receivable - net                                  16,614        13,106                 -           29,720

    Prepaid expenses and other current assets                   5,822         3,297                 -            9,119

        Total current assets                                  131,433        82,574                 -          214,007

Property, plant and equipment - net                           411,191        60,926                 -          472,117

Investment in marketable equity securities                     54,341             -                 -           54,341

Investment in  Centennial Cellular Corp., at cost             138,888             -          (138,888)               -

Equity investment in cable television and cellular
    telephone systems - net                                    98,833       105,188             6,255          210,276

Debt issuance costs - net                                      18,135         4,084                 -           22,219

Cable television franchises - net                             180,044             -                 -          180,044

Cellular telephone licenses - net                                   -       309,295                 -          309,295

Excess of purchase price over value of net
    assets acquired - net                                     106,208       136,283                 -          242,491

Other assets                                                   19,223         5,482               733           25,438

                                                        $   1,158,296    $  703,832    $     (131,900)   $   1,730,228










NOTE 11.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
(CONTINUED)
February 28, 1995
(Amounts in thousands)
                                                   Century
                                                 Communications
                                                 Corp. before
                                                 consolidation of   Centennial       Reclassifications
                                                 Centennial          Cellular            and
                                                 Cellular Corp.       Corp.          Eliminations      Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

Current liabilities:
    Current maturities of long-term debt       $       6,030     $           -     $           -     $       6,030
    Accounts payable and accrued expenses             58,083            24,137                 -            82,220
    Customers' deposits and prepayments                9,377             3,728                 -            13,105
        Total current liabilities                     73,490            27,865                 -           101,355

Long-term debt                                     1,220,470           250,000                 -         1,470,470

Deferred liability                                     5,000             4,080            (9,080)                -

Deferred income taxes                                 23,376            69,968                 -            93,344

Minority interest in subsidiaries                     29,436                 -           102,011           131,447

Convertible redeemable preferred stock                     -           166,565                 -           166,565

Second series convertible redeemable
    preferred stock                                        -             6,484            (6,484)                -

Common stockholders' equity (deficiency):
    Common stock, par value $.01 per share:
        Class A                                          358               148              (148)              358
        Class B                                          654               105              (105)              654

    Additional paid-in capital                        37,708           379,855          (271,952)          145,611
    Unrealized gain on investment in
        equity securities                             22,086                 -                 -            22,086
    Accumulated deficit                             (226,678)         (196,437)           49,057          (374,058)
                                                    (165,872)          183,671          (223,148)         (205,349)

    Less:  Cost of Class A common shares
             in treasury                             (27,604)           (1,801)            1,801           (27,604)
           Note receivable                                 -            (3,000)            3,000                 -

        Total common stockholders' equity
        (deficiency)                                (193,476)          178,870          (218,347)         (232,953)

                                               $   1,158,296     $     703,832     $    (131,900)    $   1,730,228


NOTE 11.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
NINE MONTH PERIOD ENDED FEBRUARY 28, 1995
(Amounts in thousands)

                                                 Century
                                               Communications
                                               Corp. before
                                               consolidation of     Centennial     Reclassification
                                               Centennial           Cellular          and
                                               Cellular Corp.         Corp.        Eliminations    Consolidated
Revenues:                                    $    246,988         $   60,964     $      (131)    $     307,821

Costs and expenses
    Costs of services                              61,027             16,644               -            77,671
    Selling, general and administrative            62,715             19,126               -            81,841
    Depreciation and amortization                  76,522             46,647               -           123,169
                                                  200,264             82,417               -           282,681

        Operating income (loss)                    46,724            (21,453)           (131)           25,140

Income from equity investments                          -              2,697          (2,697)                -
Interest                                           82,596             16,947               -            99,543

    Loss before income tax provision
        (benefit) and minority interest           (35,872)           (35,703)         (2,828)          (74,403)

Income tax provision (benefit)                      4,892             (8,741)              -            (3,849)

    Loss before minority interest                 (40,764)           (26,962)         (2,828)          (70,554)

Minority interest in (income)
    loss of subsidiaries                             (976)               160          19,738            18,922

    Net Loss                                 $    (41,740)        $  (26,802)    $    16,910     $     (51,632)


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Dollar Amounts in Thousands except  subscriber and share data)

Historically, the Company has earned its revenue primarily from subscriber fees for services provided by its cable television systems and from the operations of two radio stations. In addition, the Company's 33.9% owned subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers of twenty-nine cellular telephone systems. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented. See Note 10 to the consolidated financial statements.

Due to actions by the Federal Communications Commission (the "FCC"), relating to the reinstitution of rate regulation, as hereinafter described, the rate structure of the cable television industry, including the Company's business, has been negatively affected. In view of the continuing changes and recently published revisions to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. The Company implemented new rate and service offerings whereby subscribers are given the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price ("A La Carte Service Offerings"). Several of the Company's systems, along with numerous other cable operators, received specific inquiries from the FCC regarding their implementation of this method of offering cable services. In its decisions on the inquiry letters, the FCC admitted that previous guidelines which cable operators, including the Company, relied upon may have been confusing. During December 1994, the FCC responded to certain of the letters of inquiry related to A La Carte Service Offerings. The FCC has, through such responses, effectively determined that A La Carte Service Offerings limited to six channels or less will be considered New Product Tiers under the FCC rules (see Regulation). A La Carte Service Offerings in systems serving approximately 84% of the Company's subscribers qualify as New Product Tiers. A La Carte Service Offerings in excess of six channels have not been given New Product Tier status and it is the intent of the FCC to treat such offerings as regulated tiers of cable programming service, retroactively to the date of initial regulation. Such treatment, affecting approximately 16% of the Company's primary basic subscribers, would result in further reductions in the Company's rates for such services as well as refunds for previously provided services. The Company has appealed this determination to the FCC. The outcome of such appeal cannot be determined at this time.

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's recent revision to its rate formula. It is expected that such adjustment, based upon the Basic Subscriber level during fiscal 1994, in the cable systems in which such adjustments were made, would result in a prospective decrease in revenue from regulated services by approximately $8,000 for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of this decline may be offset in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Consumer Price Index as well as certain increases in programming fees, the addition of new channel service and so called "external costs" as delineated in the rules. The Company anticipates that any such offset will be minimal for fiscal 1995, and that the bulk of such price adjustments will become effective during the first fiscal quarter of the year ending May 31, 1996.

Nine Months Ended February 28, 1995 and February 28, 1994

Revenue for the nine months ended February 28, 1995 increased by $29,192, or 10.5%, over the nine months ended February 28, 1994. Revenue from cable television operations increased by $8,838, or 3.7%, over the nine months ended February 28, 1994 as a result of increases in the number of cable television subscriptions. The increase was partially offset by a decline in revenues related to the implementation of rate regulations established by the FCC pursuant to the 1992 Cable Act. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended February 28, 1995 were approximately 968,000 as compared to approximately 937,000 during the twelve-month period ended February 28, 1994, an increase of 3.3%. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $33.29 during the twelve months ended February 28, 1995, as compared to approximately $33.23 during the comparable prior twelve month period, an increase of 0.2%.

Revenue from cellular telephone operations for the nine months ended February 28, 1995 increased by $20,354 or 50.1%, over the nine months ended February 28, 1994, primarily as a result of growth in subscriptions to cellular telephone service. In addition, acquisitions of ten cellular telephone markets accounted for approximately $8,858 or 43.5% of the increase in cellular telephone revenue.

Costs and expenses excluding depreciation and amortization for the nine months ended February 28, 1995 increased by $38,158 or 31.4% over the nine months ended February 28, 1994. Cost of services for the nine months ended February 28, 1995 increased by $16,297 or 26.6% over the corresponding period in the prior year, while selling, general and administrative expenses increased by $21,861 or 36.4%. Cost of services of the Company's cable television operations increased by $9,757 an increase of 19.0%, while selling, general and administrative expenses of the Company's cable television operations for the nine months ended February 28, 1995 increased to $62,715, an increase of $15,798 or 33.7% over the $46,917 in the nine months ended February 28, 1994. The principal reason for these increases was expenditures associated with the implementation of the 1992 Cable Act. In addition, the Company expanded its managerial, customer service and marketing efforts to accommodate the increased customer service and technical standards imposed by the 1992 Cable Act. The Company expects that during fiscal 1995 it will continue to incur incremental costs associated with implementation of, and compliance with, the 1992 Cable Act. Further, the Company expects to further expand its customer service and marketing functions.

Cost of services related to the cellular telephone operations during the nine months ended February 28, 1995 was $16,644, an increase of $6,540 or 64.7% as compared to the nine months ended February 28, 1994. The reason for the increase was the larger number of retail sales of telephones and the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network as well as acquisitions completed during the fiscal year ended May 31, 1994 and the nine months ended February 28, 1995.

Selling, general and administrative expenses related to the cellular telephone operations rose to $19,126, an increase of $6,063 or 46.4% above the $13,063 recorded during the nine months ended February 28, 1994. The increase was primarily the result of Centennial increasing its managerial, customer service and sales staff to accommodate the current and anticipated growth of its cellular telephone business. Secondarily, the variable costs associated with a larger revenue base and acquisitions made during fiscal 1994 and the nine months ended February 28, 1995 contributed to the increase.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cellular telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired cellular telephone markets will contribute to an increase in these costs and expenses

Depreciation and amortization for the nine months ended February 28, 1995 increased by $15,011 or 13.9% over the nine months ended February 28, 1994. The cellular telephone operations and acquisitions accounted for $14,089 of this increase; the cable television operations accounted for $922.

Operating income for the nine months ended February 28, 1995 decreased by $23,977 or 48.8% below the nine months ended February 28, 1994. The cellular operating loss for the nine months ended February 28, 1995 of $21,453 increased by $6,338 or 41.9% over the nine months ended February 28, 1994.

Interest expense for the nine months ended February 28, 1995 increased by $9,073 or 10.0% as compared with the nine months ended February 28, 1994 reflecting higher average debt levels offset to some extent by lower interest rates in effect during the nine months ended February 28, 1995. For the nine months ended February 28, 1995, the average debt outstanding was approximately $1,385,000 or $182,000 above the average outstanding debt balance of $1,203,000 during the nine months ended February 28, 1994. The cellular operations accounted for $39,030 or 21.4% of the increase. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 9.8% in the nine months ended February 28, 1995 as compared to approximately 10.6% in the nine months ended February 28, 1994. The decrease in such rates is the result of a higher proportion of the Company's debt associated with bank credit agreements. Interest on such bank financings are based upon short-term floating rates which during the period were below those of the Company's fixed rate financings. At February 28, 1995, the Company's effective weighted average variable interest rate on its bank credit agreements was approximately 6.6%. During the nine months ended February 28, 1995, the Company incurred interest expense of $2,372 in respect of the interest rate hedge transactions compared to interest expense of $7,114 in respect of the interest rate hedge transactions in the nine months ended February 28, 1994. See "Liquidity and Capital Resources". Centennial's weighted average interest rate declined to 9.1% for the nine months ended February 28, 1995 from 9.7% for the nine months ended February 28, 1994.

After losses attributable to minority interests in subsidiaries for the nine months ended February 28, 1995, a pretax loss of $55,481 was incurred, as compared to a pretax loss of $29,265 for the nine months ended February 28, 1994 The income tax benefit of $3,849 for the nine months ended February 28, 1995 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the nine months ended February 28, 1995 and 1994.

The net loss for the nine months ended February 28, 1995 of $51,632 represents an increase of $25,599 or 98.3% over the loss for the nine months ended February 28, 1994. The Company expects net losses to continue until such time as the operations of the cellular telephone systems, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Three Months Ended February 28, 1995 and February 28, 1994

Revenue for the three months ended February 28, 1995 increased by $13,049 or 14.0% over the three months ended February 28, 1994. Revenue from cable television operations increased by $5,549 or 7.1% over the corresponding prior three-month period as a result of increases in the number of cable television subscriptions and the acquisition of one cable system.

Revenue from cellular telephone operations for the three month period ended February 28, 1995 increased by $7,500 or 51.8% over the three months ended February 28, 1994, primarily as a result of growth in subscriptions to cellular telephone services and acquisitions.

Costs and expenses excluding depreciation and amortization for the three-month period ended February 28, 1995 increased by $17,966 or 44.7% over the three months ended February 28, 1994. The cellular telephone operations accounted for $5,369 or 29.9% of this increase. Costs of services for the three months ended February 28, 1995 increased by $7,872 or 40.8% over the corresponding period in the prior year, while selling, general and administrative expenses increased by $10,094 or 48.4% over the three months ended February 28, 1994. The cellular telephone operations accounted for $2,544 or 32.3% and $2,825 or 28.0% of these increases, respectively. The principal reason for these increases in cable television operations was costs related to the implementation of new regulations imposed on the Company as a result of the 1992 Cable Act as well as the expansion of its managerial, customer service, and marketing efforts. Depreciation and amortization expense for the three months ended February 28, 1995 increased by $7,276 or 20.6% over the comparable period in the prior year. The cellular telephone operations accounted for $5,733 of this increase.

Operating income for the three months ended February 28, 1995 decreased by $12,193 or 69.3% over the corresponding three months ended February 28, 1994. The cellular operating loss for the three months ended February 28, 1995 of $8,372 increased by $3,602 or 75.5% above the corresponding 1994 three month period.

Interest expense for the three months ended February 28, 1995 increased by $3,331 or 10.9% as compared with the three months ended February 28, 1994 reflecting higher debt levels. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures, decreased to 9.7% for the three months ended February 28, 1995 from 10.4% for the three months ended February 28, 1994. Centennial's weighted average interest rate increased to 9.1% for the three months ended February 28, 1995 from 8.9% for the three months ended February 28, 1994.

After losses attributable to minority interests in subsidiaries for the three months ended February 28, 1995, a pretax loss of $21,179 was incurred, as compared to a pretax loss of $9,614 in the three months ended February 28, 1994. The income tax benefit of $1,121 for the three months ended February 28, 1995 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the three months ended February 28, 1995. The tax benefit of $1,654 for the three months ended February 28, 1994 was calculated in accordance with Financial Accounting Standards Board Statement No. 109.

The net loss of $20,058 for the three months ended February 28, 1995 represents an increase of $12,098 or 152.0% over the loss for the corresponding three month period in the prior fiscal year. The Company expects net losses to continue until such time as the operations of cellular telephone systems, cable telephone systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of the acquisitions and operations described above.

Liquidity and Capital Resources (Dollar Amounts in Thousands except Share
Data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired twenty-nine cellular telephone markets which it owns and manages, all of which are considered to be in the start-up or early development phase of operations, and equity investment interests in certain other cellular telephone systems. Since both the cable television and cellular telephone activities are capital intensive, the Company continues to seek various sources of financing to meet its needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities of the Company and its subsidiaries. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $827,000 of potential borrowing capacity as of February 28, 1995.

On November 15, 1993, Centennial issued $250,000 principal amount of eight year unsecured senior notes at an interest rate of 8 7/8% ("Cellular Senior Notes"). Centennial used $182,700 of the net proceeds to retire in full all principal amounts outstanding under the bank credit facility then in effect. The remaining amount of approximately $62,600 (net of debt issuance costs) was used for general corporate purposes, including those described above. The Cellular Senior Notes contain limitations on certain "restricted payments" including, but not limited to dividends and investments in unrestricted subsidiaries and other persons. Further, the Cellular Senior Notes contain restrictions on the incurrence of certain additional debt and limitations on Centennial's ability to secure additional indebtedness.

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

For the nine months ended February 28, 1995, earnings were less than fixed charges by $77,766. However, such amount reflects non-cash charges for depreciation and amortization of $123,169 and subsidiary preferred stock dividends of $3,363. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. There is no assurance that cash generated from cellular telephone operations will cover required capital expenditures and the debt service required under the Cellular Senior Notes. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. In that regard, Centennial, during July of 1994 completed a rights offering to holders of its Class A and Class B common shares with net proceeds of $86,500.

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and start-up expenditures for the cellular telephone systems. During the nine months ended February 28, 1995 the Company made capital expenditures of $79,244 as compared to $38,742 for the corresponding nine months ended February 28, 1994. During the nine months ended February 28, 1995, Centennial made capital expenditures of $14,684 or 18.5% of the Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it is anticipated that the level of capital expenditures exclusive of those related to acquisitions described herein will continue at a similar annualized level as compared to the first nine months of the fiscal year. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects.
Cellular telephone capital projects include the addition of cell sites for greater coverage areas as well as enhancements to the existing infrastructure of the cellular system. In addition, Centennial plans to construct a new cellular telephone network covering certain geographic areas associated with its recent acquisitions of cellular markets. With respect to its current and newly acquired markets, Centennial expects capital expenditures of $20,000 during the current fiscal year ending May 31, 1995. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by bank borrowings, debt or equity issuances, other financing resources or internally generated cash.

The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

                                   Nine Months Ended February 28,
                                     1995                   1994
                              Amount       %           Amount      %
Net cash provided by
   operating activities      $53,405      38.8 %     $ 72,248     47.3%
Interest paid (including
   debt issuance costs)       84,347      61.2         80,458     52.7
Net cash provided           $137,752     100.0 %     $152,706    100.0

Principal uses of
   net cash provided:
Interest paid (including debt
   issuance costs)           $84,347      61.2 %     $ 80,458     52.7%
Property, plant and
   equipment (excluding
   acquisitions)              79,244      57.5         38,742     25.4
Total                       $163,591     118.7       $119,200     78.1%

Cash (required) provided   $ (25,839)    (18.7)%     $ 33,506     21.9%

Net cash provided by operating activities of $137,752 for the nine months ended February 28, 1995 and cash on hand were sufficient to fund the Company's expenditures for property, plant and equipment and debt service. In addition, funds provided by financing and investing activities of $133,228 were available for general corporate purposes.
The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

                                              Nine Months Ended February
28,
                                                1995              1994
Proceeds from long-term borrowings         $  244,672        $  342,600
Principal payments on long-term debt         (55,946)         (252,252)
Subsidiary common stock rights offering        49,490               --
Issuance of common stock net of treasury
   purchases                                      468             2,068
Cash provided by financing activities         238,684            92,416
Net capital  returned from equity
   investments                                  1,280             2,525
Acquisition of and investments in cable
  television, cellular telephone systems,
  marketable securities and other assets     (106,736)          (62,070)
Cash  available for operating activities   $  133,228        $   32,871

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

On March 6, 1995, the Company issued $250,000 of ten year unsecured Senior Notes. The interest rate of these notes is payable semi annually at an interest rate of 9 1/2%. The maturity date of the notes is March 1, 2005. Costs associated with the offering of $4,983 will be capitalized and written off on a straight-line basis over the life of the issue.

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). The credit facilities required that at least 50% of outstanding debt under such facilities be hedged with agreements with an average life of three years. The Hedge Agreements are designed to limit the Company's exposure to the variable interest rate structure of the bank credit facilities. The Hedge Agreements are structured such that the Company pays a fixed rate of interest based upon a notional amount and in return receives a variable rate of interest based on either three
(3) month or six (6) month LIBOR. At February 28, 1995, the aggregate notional amount of the Hedge Agreements was $115,000 with a weighted average interest rate of 8.12%. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements upon expiration.

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

It is anticipated that cash generated from Centennial's cellular telephone operations will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in fiscal 1997 and required capital expenditures and that any shortfall will be made up either through debt and equity issuances or additional financing arrangements that may be entered into by Centennial.
Centennial continues to seek various sources of external financing to meet its current and future needs, including bank financing, joint ventures and partnerships, and public and private placements of debt and equity securities of Centennial. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will be the case in the future. In that regard, Centennial on July 22, 1994, successfully completed its rights offering involving the distribution to holders of record of Centennial's Class A Common Stock ("Centennial Stock") outstanding on July 7, 1994 (the "Record Date") transferable subscription rights (the "Rights") to subscribe for and purchase an aggregate of 3,098,379 additional shares of Centennial Stock based on 6,887,287 shares of Centennial Stock outstanding on the Record Date for a subscription price of $14.00 per share. Record date stockholders received 0.45 Right for each share of Centennial Stock owned by them and were entitled to purchase one share of Centennial Stock for each full Right held. Holders of Rights purchased an aggregate of 2,988,478 of the 3,098,379 shares of Class A Common Stock. The remaining shares were sold pursuant to the oversubscription privilege and were distributed pro rata among the holders of Rights who requested an aggregate of 235,746 additional shares pursuant to the oversubscription privilege.

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

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of April 10, 1995, there was $252,000 available for issuance under this registration.

The Company on March 6, 1995, filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The statement was filed to permit the issuance of 3,500,000 shares of the Company's Class A Common Stock, such shares to be issued in connection with the acquisition of certain cable systems. (See Acquisitions). The registration statement is currently under review by the SEC and has not been declared effective.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At March 31, 1995, there were 5,363,896 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. The registration statement has not yet been declared effective.

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

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $89,500 subject to adjustment. Citizens and the Company have agreed that they shall own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. The obligations of the Venture and the seller under the agreement are subject to the satisfaction of various closing conditions. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. The purchase price of approximately $51,900 was funded by the Company and Citizens equally.

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

On March 1, 1995, the Company acquired cable television systems located in California, Colorado, Idaho, Montana and Washington for a purchase price consisting of approximately $56,000 (subject to adjustment) in cash ($18,000 of which was paid to the sellers and $38,000 of which was used to satisfy certain liabilities related to the acquired cable television systems) and the issuance of 3,581,632 shares of Class A Common Stock of the Company (valued at $12.25 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). The cash portion of the purchase price was funded by available bank lines of credit. At February 28, 1995, these cable television systems served an aggregate of approximately 45,000 basic subscribers.

On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $286,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition during the first six months of fiscal 1996.

Centennial was the successful bidder for one of two MTA licenses to serve the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 net pops in these markets. The amount of the final bid submitted by the Company was $54,672. A non-refundable deposit of $10,934 representing approximately 20% of the purchase price was made in connection with the bid.
Centennial is considering various forms of external financing to meet the current and future requirements for the license purchase, buildout of the infrastructure and necessary working capital, including bank financing, joint ventures, partnerships and public and private placements of debt and equity securities of Centennial. Although to date, Centennial has been able to obtain financing on satisfactory terms there is no assurance that this will be the case in the future.

On February 24, 1995, Centennial entered into an agreement with United States Cellular Corporation ("U.S. Cellular") pursuant to which Centennial will transfer to U.S. Cellular ownership of Centennial's cellular systems in the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5 representing 738,700 net pops and approximately 22,600 subscribers (including the Charlottesville, Virginia market described below) in exchange for the transfer by U.S. Cellular to Centennial of ownership of its cellular systems serving Indiana RSA #1, Indiana RSA #2, Ohio RSA #1 and Mississippi RSA #9, representing 608,178 net pops and approximately 4,200 subscribers. Concurrently with the execution of the agreement described above, a separate agreement was entered into between Centennial and U.S. Cellular, pursuant to which U.S. Cellular will purchase from Centennial its 72.2% interest in the Charlottesville, Virginia MSA for a purchase price of approximately $9,452, subject to adjustment. The obligations of Centennial and U.S. Cellular under the agreements described above are subject to the satisfaction of various closing conditions, including FCC and other regulatory approvals. There can be no assurance that such closing conditions will be satisfied. Centennial anticipates completing the transactions contemplated in the agreements described during the first quarter of fiscal 1996.

Investments

In February 1994, the Company through a wholly owned subsidiary ("Australian Holding Company") invested approximately $58,000 in a Company (the "Licensee") which owned a 91.5% interest in one of two licenses issued by the Australian Broadcasting Authority authorizing the satellite delivery of television programming on a paid subscription basis ("Satellite Pay TV"). In addition, subsequent to year-end, the Company acquired for approximately $15,000, through the Australian Holding Company, the additional 8.5% interest in the license. With respect to the operation of the Satellite Pay TV business, the Australian Holding Company has an agreement in principle to cooperate with the other Satellite Pay TV license holder ("Second License Holder") in the areas of marketing, distribution facilities (including joint use of facilities for transmitting programming), subscriber management, and other areas of operation as contemplated by the Australian Broadcast Service Act. In addition, the Licensee has agreed to jointly use facilities for the distribution of programming in Australia through the use of MMDS licenses owned by the Second License Holder ("MMDS Venture"). The Licensee's initial interest in the Satellite Pay TV Business and the MMDS Venture accrued by reason of said joint use facilities is approximately 25%, which may be maintained by virtue of additional capital contributions. The agreement relating to cooperation with the Second License Holder are subject to regulatory review and approval. Notification has been received from the relevant regulatory authorities that certain aspects of the agreement raises concerns and will likely require modification. Discussions regarding same are continuing and no assurance can be given as to the ultimate outcome. The Company has also acquired an approximate 2% economic interest in the Second License Holder for approximately $10,000.

In July of 1994, the Company entered into an agreement to acquire a 50% economic interest in an Australian company which is a franchisee (the "Franchisee") of the Second License Holder. The franchise provides for the exclusive distribution rights of certain programming as well as the use of subscriber billing systems and distribution facilities. Pursuant to such agreement, the Company agreed to invest up to $55,000 for the acquisition by the Franchisee of MMDS licenses covering the franchised areas. During the first quarter of fiscal 1995, licenses were acquired for approximately $12,000 through an auction process conducted by the Australian Government. The Company has also agreed to fund up to $11,000 of working capital needs of the Franchisee on terms which reflect the market for commercial banking facilities.

In February 1995, the Company merged its Australian Holding Company with the Franchisee. After completion of such merger, the Company has an approximate 75% to 77% economic interest in the combined entity. Pursuant to the terms of an amending agreement entered into on the completion date of the merger, the Franchisee acquired all of the outstanding shares of the Licensee and the aforementioned 8.5% interest in the License. The assets associated with the investments in Australia are in the development stage and not yet operational. As of February 28, 1995, the Company has an aggregate investment in the Australian pay television business of approximately $100,000.

On March 10, 1995, the Company purchased 20,000,000 shares of its Class B Common Stock from Sentry Insurance a Mutual Company, of Stevens Point, Wisconsin ("Sentry Insurance") at an aggregate price of $110,000 utilizing existing credit lines. For the present, the acquired shares will be held in the Company's treasury. Upon acquisition the Class B
shares were converted automatically to Class A shares.   Prior to this
acquisition 65,406,115 shares of the Company's Class B Common Stock were outstanding of which 23,134,056 were held by Sentry Insurance.

Regulation

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 ("Act"). The Act substantially reregulates the cable television industry and imposes numerous requirements, including provisions regarding rates which may be regulated by the applicable local franchising authority and those to be regulated by the Federal Communications Commission ("FCC"), exclusive programming arrangements, the carriage of broadcast signals, customer service standards, leased access channels, VCR compatibility and various other matters. Although this regulation under the Act will be detrimental to the Company, it is premature to predict the full impact of the Act on the Company. This will be dependent, among other factors, on the interpretation to be afforded by the FCC and the courts to both the Act and regulations as well as the actions of the Company in response thereto.

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

In view of the continuing changes and recently published revisions to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. The Company's cable operations have sustained higher operating costs in administering additional regulatory burdens. Such increased costs are expected to continue. Although the financial impact of the 1992 Cable Act cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law will have a negative impact on the Company. Further, in complying with the benchmark regulatory scheme (without considering the effect of any cost-of-service showing) for the period September 1, 1993 to May 15, 1994, the Company, on a franchise basis, was required to reduce regulated service rates such that the "average monthly subscriber bill" for all cable service subject to rate regulation (including, but not limited to basic service, cable programming service not offered on a per channel basis, secondary outlets, converters and remote control units, installation and service charges) was reduced by an amount of up to 10% of such charges as of September 1992. Under the new FCC benchmarks, additional reductions were required no later than July 14, 1994. The Company is considering whether to utilize the alternative procedure of justifying rates for at least some of its systems based on a cost-of-service, rather than benchmark approach. Where rates are found to exceed the permitted levels, the Company will be subject to refunds and other penalties. The extent of the anticipated decline in revenues and any potential refunds or penalties cannot be determined at this time, but could have a negative impact on the Company.

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

On November 5, 1992, the Court of Appeals issued a decision denying dismissal of the complaint and denied rehearing on January 7, 1993. CSCI sought review of this and related issues in the Colorado Supreme Court by petition for writ of certiorari, which was denied by order dated July 12, 1993. The Court of Appeals entered its Amended Mandate on July 16, 1993, by which this case was returned to the El Paso County District Court for further proceedings. Plaintiffs filed an Amended Complaint seeking to alter their theories of recovery in certain respects and CSCI responded to that complaint. In March 1994, plaintiffs filed an amended motion for class certification. In June 1994, venue of the case was transferred from the El Paso County District Court to the District Court for the City and County of Denver. By order dated December 2, 1994, the District Court denied plaintiffs' amended motion for class certification in its entirety. The case is thus presently limited to the claims of the four remaining individual plaintiffs (one of the five original plaintiffs having been dismissed from the case). Trial of those claims is presently set for September 6, 1995.

ITEM 5.   Other Information

On February 28, 1995, the Registrant acquired cable television systems located in California, Colorado, Idaho, Montana and Washington. The aggregate purchase price was approximately $92,875,000, subject to adjustment, payable by $50,000,000 in cash and the balance in 3,500,000 registered shares of Class A Common Stock of the Registrant (valued at $12.25 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). At August 1, 1994, such cable television systems served an aggregate of approximately 44,000 primary basic subscribers.

On March 10, 1995, the Registrant purchased 20,000,000 shares of its Class B Common Stock from Sentry Insurance, a Mutual Company, of Steven's Point, Wisconsin ("Sentry Insurance") at an aggregate price of $110,000,000 utilizing existing credit lines. For the present, the acquired shares will be held in the Company's treasury. Upon acquisition, the Class B shares were converted automatically to Class A Shares. Prior to this acquisition, 66,406,115 shares of the Company's Class B Common Stock were outstanding of which 23,134,056 were held by Sentry Insurance.

ITEM 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

                  i) Exhibit 11 - Statement re computation of per share earnings

          b)   Reports on Form 8-K

               One report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission on December 1, 1994 reporting under Item 5 the execution of an asset purchase agreement on November 28, 1994 by the Registrant and ML Media Partners, L.P. Pursuant to such asset purchase agreement, the Registrant has agreed, subject to certain closing conditions, to acquire cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California, for an aggregate cash purchase price of approximately $286,000, subject to adjustment. No financial statements were included with such filing.


CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

EXHIBIT TO FORM 10-Q

For the Nine Months Ended
February 28, 1995 and February 28, 1994
COMPUTATION OF LOSS PER COMMON SHARE
(Amounts in thousands, except per share data)


                                                                             Nine Months Ended
                                                                 February 28,             February 28,
                                                                     1995                     1994

Primary fully diluted:
Net Loss                                                       $     (51,632)           $     (26,033)
Accretion in liquidation value of subsidiary
    preferred stock                                                   (3,363)                  (4,431)
Loss applicable to common shares                               $     (54,995)           $     (30,464)

Average number of common shares and common
    share equivalents outstanding
        Average number of common shares
            outstanding during the period                         89,634,000               89,323,000
        Add common share equivalents - Options
            to purchase common shares - net                          556,000                  938,000
Average number of common shares and common
    share equivalents outstanding                                 90,190,000 (A)           90,261,000 (A)

Loss per common share                                          $       (.61) (A)        $       (.34) (A)


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

                              CENTURY COMMUNICATIONS CORP.





Date:  April 13, 1995
                              ________________________________
                              Bernard P. Gallagher
                              President and Chief Operating Officer



Date:  April 13, 1995
                              _______________________________
                              Scott N. Schneider
                              Senior Vice President and Treasurer
                              (Principal Accounting Officer)