Form 10-K
period 1995-05-31
CENTURY COMMUNICATIONS CORP
filed 1995-08-29
CIK 785080

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
      x            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended May 31, 1995
                                     OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to

                        Commission file number 1-9676

                        CENTURY COMMUNICATIONS CORP.
           (Exact name of registrant as specified in its charter)

          New Jersey                                   06-1158179
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                              50 Locust Avenue
                       New Canaan, Connecticut  06840
             (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (203) 972-2000
    Securities registered pursuant to Section 12(b) of the Act:      None

 Securities registered pursuant to Section 12(g) of the Act: Class A Common
                       Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                 As of August 21, 1995, there were 28,217,276 shares of Class A Common Stock outstanding and 45,406,115 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on August 21, 1995 of $10.00 per share, was $263,948,900.


                        DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1995 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                                PART 1

ITEM 1.   BUSINESS.

GENERAL

      The Company was incorporated in New Jersey on December 5, 1985 as the holding company for a corporation of the same name incorporated in Texas on June 12, 1973 ("Century-Texas"). As used in this Annual Report on Form 10-K, the term "Company" includes Century Communications Corp., a New Jersey corporation, and its subsidiaries. The Company is engaged in the ownership and operation of cable television systems, wireless telephone systems and radio stations.

      The Company owns and operates 65 cable television systems in 25 states and Puerto Rico. At May 31, 1995, the Company's cable systems passed approximately 1,790,000 homes and served a total of approximately 1,100,000 primary basic subscribers.

      The Company is engaged in the wireless telephone business through its subsidiary, Centennial Cellular Corp. ("Centennial Cellular"), in which the Company has a 32.7% common equity interest (29.4% on a diluted basis). Centennial Cellular acquires, operates and invests in cellular telephone systems throughout the United States and was recently the successful bidder for, and has acquired, one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. See "Business - Wireless Communications - Personal Communications Services; Alternative Access." Centennial Cellular also owns and operates paging systems and two-way mobile radio systems in two markets in which it also owns and operates the non-wireline cellular telephone system and in which the Company owns and operates a cable television system. As of August 21, 1995, Centennial Cellular's current wireless telephone interests represent approximately 9.98 million Net Pops (as defined below). Approximately 6.38 million of these Net Pops are represented by Centennial Cellular's current cellular telephone interests. The balance of approximately 3.6 million Net Pops represents Centennial Cellular's interest in the PCS license in the Commonwealth of Puerto Rico and the U.S. Virgin Islands described above.

      The Company has acquired interests in complementary businesses in the developing pay television industry in Australia. The interests include investments in entities which have the following: (i) ownership of one of two satellite subscription broadcast licenses granted by the government of Australia; (ii) ownership of programming arrangements and distribution licenses for the retail distribution, primarily through multichannel multipoint distribution systems (MMDS), of pay television services in areas covering approximately 717,000 households on the east coast of Australia and in Tasmania; (iii) a long-term infrastructure agreement through which the Company will distribute its pay television services as well as participate in the retail distribution of such services to subscribers in the six largest capital cities of Australia covering more than 4 million households; and (iv) ownership of a 25% interest in a joint venture to develop and own programming which will be distributed through a variety of technologies, including owned and third party distribution facilities, especially through a cable system which is being developed. See "Business - Cable Television - Australian Investment".

      For certain industry segment information regarding the Company's cable television and cellular telephone businesses, see Note 17 of Notes to Consolidated Financial Statements.

CABLE TELEVISION

      Cable television is a service that delivers a variety of channels of television programming, primarily video entertainment and news, as well as information, original programming and FM radio signals, to subscribers who pay a monthly fee for the service.

     The primary level of cable television service is commonly referred to as "basic service" and must be taken by all subscribers. The content of basic service varies widely from franchise to franchise but, pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), now must include local television signals and public, governmental and educational access channels, and may also include certain satellite delivered cable programming channels. One or more expanded tiers of service may also be offered to subscribers. These expanded tiers of service usually include additional satellite delivered cable programming channels and are available for additional monthly fees. Basic service and expanded cable programming tiers are subject to the rate regulation provisions of the 1992 Cable Act. However, cable programming tiers consisting of channels new to a system are not rate regulated. See "Business-Regulation and Legislation-Cable Television - Rate Regulation."

      Most cable television systems also offer premium services, such as Home Box Office, Showtime, The Movie Channel, Cinemax and The Disney Channel, on a per channel basis for an extra monthly fee and may also offer sporting events, concerts and other entertainment programming as a premium service on a per program basis. Satellite delivered cable programming channels may also be offered as a premium service on a per channel basis or as part of a package of premium services. Per channel and per program service are not subject to the rate regulation provisions of the 1992 Cable Act. See "Business-Regulation and Legislation-Cable Television-Rate Regulation."

Development of Cable Television Systems

      The following table indicates the growth of the Company's cable television systems since May 31, 1991:

                                                 May 31,
                                1995     1994      1993      1992        1991

Homes passed by cable       1,790,000  1,675,000  1,650,900 1,650,000 1,600,000
Primary basic subscribers   1,100,000    945,000    934,000   907,000   884,000
Primary basic subscribers
 as a percentage of homes
 passed                         61.4%       56.4%      56.6%     55.0%     55.3%


      The growth in the number of subscribers that the Company experienced during the fiscal year ended May 31, 1995 is attributable to the acquisition of cable television systems, the expansion of existing cable television systems and increased marketing efforts by the Company.

      Management's estimate of homes passed in franchise areas is based on local sources believed to be reliable, such as city directories, chambers of commerce, public utilities, estimates of public officials and, where available, actual house counts.

The Cable Television Systems

      At May 31, 1995, all of the Company's cable television systems were wholly-owned by the Company except for the systems serving Colorado Springs, Colorado, Glendora, California and greater San Juan, Puerto Rico, which were owned 50% by the Company and which, at May 31, 1995, served a total of approximately 241,000 primary basic subscribers. On July 31, 1995, the Company exchanged 50% of its interest in the cable television systems serving Brunswick, Georgia, Owensboro, Kentucky and Wauwatosa, Wisconsin, which serve an aggregate of approximately 100,000 primary basic subscribers, for a 50% interest in the Colorado Springs, Colorado cable television system, which also serves approximately 100,000 primary basic subscribers. As a result of this transaction, the Company now owns 100% of the Colorado Springs cable television system and a 50% interest in the cable television systems serving Brunswick, Georgia, Owensboro, Kentucky and Wauwatosa, Wisconsin.

     On February 26, 1993, the Company and Citizens Utilities (as hereinafter defined) entered into an agreement to acquire the cable television systems serving the cities of Chino and Chino Hills, California and certain unincorporated areas of Orange, Riverside and San Bernardino Counties in California for approximately $40,500,000, subject to adjustment. At June 30, 1994, such cable systems passed approximately 36,600 homes and served approximately 19,200 primary basic subscribers. The obligation of the Company and Citizens Utilities to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition in the second quarter of fiscal 1996.

      On September 30, 1994, the Company and Citizens Utilities acquired the cable television systems serving the cities of Glendora, Monrovia, La Verne, San Dimas and Bradbury, California and certain unincorporated areas of Los Angeles County, California for approximately $51,700,000. At May 31, 1995, such cable television systems served an aggregate of approximately 28,000 primary basic subscribers. In connection with the Chino and Glendora acquisitions, the Company and Citizens Utilities have formed a joint venture that will own and operate the Chino and Glendora systems.

      On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California, for an aggregate purchase price of $286,000,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval by the relevant franchise authorities of both the transfer and extension of the relevant franchises and other regulatory approvals. The Company anticipates completing this acquisition by December 31, 1995.

      On March 1, 1995, the Company acquired cable television systems located in California, Colorado, Idaho, Montana and Washington for an aggregate purchase price of $99,805,000, subject to adjustment, payable by $55,930,000 in cash and the balance in approximately 3,581,632 registered shares of Class A Common Stock of the Company (valued at $12.25 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). At May 31, 1995, such cable television systems served an aggregate of approximately 52,000 primary basic subscribers.

Subscriber Services and Rates

      Like other cable television operators, the Company offers to its subscribers multiple channels of television programming, primarily video entertainment and news, as well as information, Company-produced programming and FM radio programming. Services vary from system to system because of differences in channel capacity and viewer interests.

      The Company's cable television revenues are derived principally from monthly subscription fees for cable television service. Rates to subscribers vary from market to market and in accordance with the type of service selected. Effective September 1, 1993, the Company revised its rate structure and the packaging of programming services it offers to subscribers. In virtually all of the Company's cable television systems, basic service was expanded to include many satellite delivered cable programming channels previously offered on expanded tiers of service, while certain selected satellite delivered cable programming channels are offered as a premium service on a per channel basis and as part of a package of premium services. Further adjustments to the Company's rates were made pursuant to the FCC's November 10, 1994 revision to its rate formula. A number of franchising authorities have become certified to regulate the basic service rates charged by Company systems. Some of these franchising authorities have issued decisions ordering the Company to reduce its rates and to refund past overcharges to subscribers. The Company has appealed several of these decisions to the Federal Communications Commission (the "FCC"). Most of these appeals remain pending.

      As noted above, on September 1, 1993, the Company, as part of its rate adjustments, implemented a plan whereby subscribers are given the choice of buying certain satellite delivered programming services individually on a per channel basis or as part of a package of premium services at a discounted price. The FCC, in its reconsideration of the original rate regulations, stated that it was going to review the validity of such a la carte service offerings, and it empowered franchising authorities to do the same. A la carte packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers, and cable operators engaging in such practices may be subject to further rate adjustments and refund orders. As part of the November 10, 1994 revisions to its rate regulations, the FCC decided that discounted packages of non-premium a la carte services will be subject to rate regulation in the future. However, in applying this new policy to a la carte packages such as those already offered by the Company and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to the a la carte package, the package will be treated as if it were a tier of new program services and thus not subject to rate regulation. Approximately 84% of the Company's primary basic subscribers have a la carte offerings which conform to this structure, and thus are not subject to rate regulation. Approximately 16% of the Company's primary basic subscribers have expanded a la carte service offerings, which offerings as such have not been approved by the FCC, and are subject to appeal.

      In addition to monthly subscription fees, other potential sources of revenue for cable operators are the sale of advertising time on locally originated and satellite delivered programming and revenues from services which offer merchandise for sale to subscribers. Such services compensate cable television systems based upon a percentage of their sales revenue. None of such potential sources of revenue is subject to rate regulation under the 1992 Cable Act.

      Most of the Company's systems have a capacity of at least 35 channels and all are fully built, except for upgrading, rebuilding and extension of certain systems and continuing construction of cable plant in certain systems to accommodate growth within the Company's franchise areas. As of May 31, 1995, all or certain portions of 33 of the Company's systems, serving an aggregate of approximately 807,700 primary basic subscribers, were equipped with addressable decoding converters, which permit the Company to adjust service received by a subscriber without making a service call and serve as a computerized method of controlling the signals decoded and received by subscribers. Such converters also enable the Company to sell optional pay-per-view programming.

Franchises

     The Company's cable television systems operate pursuant to non-exclusive franchises issued by governmental authorities. In many cases, a system passes homes in more than one governmental subdivision and, occasionally, more than one state. Under the terms of most of the Company's franchises, a franchise fee (ranging up to 5% of revenues of the cable system) is payable to the governmental authority. See "Business-Regulation and Legislation-Cable Television-Federal Legislation and FCC Regulation." As of May 31, 1995, the Company held 343 franchises with unexpired terms ranging from under one year to over fifteen years. These franchises typically contain many conditions, such as standards of service, including number of channels and provision of free service to schools and certain other public institutions, time requirements on commencement and completion of construction, and the maintenance of insurance and indemnity bonds. State and local franchises are in certain respects subject to the requirements of federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act. See "Business-Regulation and Legislation-Cable Television-Federal Legislation and FCC Regulation."

     Most of the Company's franchises can be terminated prior to their stated expiration by the franchising authority, after due process, for breach of material provisions of the franchise. All franchises are subject to renewal. To date, the Company's franchises have generally been renewed or extended at or effective upon their stated expirations, generally on modified but not unduly burdensome terms, although as a condition to the renewal of a franchise, some franchising authorities have required improved facilities, increased channel capacity or enhanced services.

      The franchise for the City of Santa Monica, California, serving approximately 22,000 primary basic subscribers as of May 31, 1995, was terminated by the City of Santa Monica effective December 13, 1987, due to alleged violations of the local ordinance with respect to the transfer of the franchise to the Company prior to approval from the local authority. The relevant local authority has not yet enforced this termination and the Company continues to operate this system. The Company and the relevant local authority have agreed that neither party has waived its legal rights as a result of the local authority's failure to enforce the termination of the franchise. The parties are currently negotiating the terms of a new franchise agreement and the Company anticipates concluding an acceptable franchise agreement with the local authority. If, however, such an agreement is not concluded and the local authority seeks to enforce the termination, the Company intends to vigorously oppose such action and termination in an appropriate forum based upon its rights under applicable law.

Programming Suppliers

      The Company provides cable network programming to its subscribers pursuant to contracts with program suppliers. The Company generally pays program suppliers a monthly fee per subscriber. The costs to the Company to provide cable programming have increased in recent years and are expected to continue to increase as a result of additional programming being provided to subscribers, increased consumer identification with certain program suppliers permitting such suppliers to charge increased fees, inflationary increases and other factors. Pursuant to certain provisions of the 1992 Cable Act, commencing in October 1993, the Company can be required to pay fees or other consideration to broadcast stations for permission to retransmit over the air broadcast signals for which the Company had previously not been charged a fee. See "Business-Regulation and Legislation- Cable Television-Retransmission Consent and Must Carry Requirements."
Competition

     Cable television systems generally compete for viewer attention with the direct reception of broadcast television signals by the viewer's own antenna. The extent of such competition is dependent upon the number and quality of signals available and the alternative services offered by the cable system. A cable system also competes to varying degrees with other communications and entertainment media, including movies, theater and VCRs, and other leisure time activities.

      Other technologies supply services that compete with certain services provided by cable television. These technologies include direct broadcast satellite to home transmission (DBS) (whereby signals are transmitted by satellite to receiving facilities located on the premises of subscribers); "wireless cable" including multichannel multipoint distribution systems
(MMDS) and similar technologies (which use low-power microwave frequencies to transmit programming over the air to subscribers); satellite master antenna systems (SMATV) (which use a satellite earth station to receive signals and then transmit such signals by cable to residences within a given building or complex); television translator stations (which rebroadcast television broadcast signals at different frequencies at lower power to improve reception); and "low-power" television stations (LPTV), which have begun operations in certain communities, and may increase the number of free and subscription broadcast television signals in many areas.

      Homeowners and apartment building owners also have the option to purchase earth stations, which allow the direct reception of satellite pay television and some expanded basic signals without interconnecting with a cable system.

      All of the foregoing services and technologies have the capacity to deliver multiple channels of video programming and other information to subscribing homes and thus to compete directly with the cable services provided by the Company. The 1992 Cable Act and FCC regulations prohibit cable operators from owning and operating certain competing technologies, such as SMATV and MMDS, within their franchise service areas. As these technologies and services continue to develop, and because of recent measures by the federal government encouraging such development, as well as the 1992 Cable Act, there is expected to be increased competition adversely affecting the business of the Company. See "Business-Regulation and Legislation-Cable Television-Federal Legislation and FCC Regulation."

       Because the Company's systems are operated under non-exclusive franchises, other applicants may obtain franchises in areas where the Company currently has franchises. Franchising authorities may be more likely to grant a second franchise for an area if they anticipate that increased competition will have the effect of reducing rates charged or moderating increases in rates and improving services offered by the franchise holders. In addition, franchising authorities themselves may seek to operate cable systems in competition with private cable operators.

      Applications for competing franchises may be made at any time. It is possible that well-financed businesses, including businesses from outside the cable industry (such as the public utilities which own the facilities to which the cable is attached), may become competitors for franchises or providers of competing services. The FCC has substantially relaxed its prohibition against the national television networks owning cable systems and telephone companies may extend their entrance into the cable industry as present governmental restrictions on their participation are lifted, as more fully discussed below.

      The 1984 Cable Act and FCC rules prohibit telephone companies from providing video programming directly to subscribers in their telephone service areas. This restriction has been held to be unconstitutional by a number of Federal District Courts and Courts of Appeals, and the issue is now before the U.S. Supreme Court.

      Furthermore, in July 1992, the FCC modified its rules to enable local telephone companies to provide common carrier "video dialtone" service within their telephone service areas. This video dialtone service would permit telephone companies to provide transmission of video programming for others in conjunction with additional non-programming services to be provided by the telephone company. Such service by the telephone company, which is being actively encouraged by the FCC, would potentially provide access for consumers to a wide variety of services, including video programming, videotext, videophone and other advanced telecommunications services in competition with cable television. The U.S. Court of Appeals affirmed the FCC's earlier conclusion that no local franchise is required by either the telephone company in providing video dialtone service or by video programmers using this proposed service, but the FCC's current policy would be to require telephone companies to obtain a local franchise if the telephone company wishes to provide video programming directly to subscribers, rather than using the video dialtone approach. In July 1995, the FCC issued an initial authorization to Pacific Bell to provide video dialtone service in certain parts of the State of California, including parts of California where certain of the Company's cable television systems are located.

       Telecommunications legislation has passed in the U.S. House of Representatives and the Senate and could be enacted into law this year. This legislation would repeal the statutory restriction on telephone company/cable television cross-ownership to permit telephone companies to provide video programming directly to subscribers in their telephone service areas, subject to certain regulatory provisions. In view of the various legislative, judicial and regulatory actions directed toward permitting telephone company entry into cable television, the Company anticipates that it will face increased competition from telephone companies which generally have significantly greater financial resources than the Company.

Australian Investment

      During fiscal 1994 and 1995, the Company has invested through a wholly-owned subsidiary approximately $92 million in East Coast Pay Television Pty. Limited, an Australian company ("ECT"), which is pursuing opportunities to own, operate and invest in pay television services in Australia (which is an emerging pay television market). Such investment was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. In conjunction with such interest, the Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into management agreements with ECT and has agreed to fund up to an aggregate of $20 million for certain costs and working capital requirements.

      ECT, through a wholly-owned subsidiary, owns Satellite Subscription Broadcast License A ("Satellite License A"), one of only three licenses which may be granted by Australian authorities prior to July 1997 for direct-to-home ("DTH") satellite television broadcasting and which allows ECT to offer four channels of programming via DTH satellite. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B, the second of the three licenses currently available in Australia for DTH satellite television broadcasting, which allows it to offer four channels of programming via DTH satellite. ECT and Australis have entered into agreements pursuant to which ECT will offer its four channels of programming (the "License A Package") for distribution individually as a single four channel package or as part of Australis' multi-channel basic programming package known as the GALAXY Package. The programming is distributed via DTH satellite, microwave multi-point distribution system ("MDS") and other transmission technologies. The GALAXY Package will be distributed by Australis through its distribution facilities in the six largest capital cities in Australia and in regional Western Australia and by its three franchisees, including ECT (the "Franchisees"), to substantially all of the remaining population of Australia. ECT receives a per subscriber fee from Australis for the License A Package.

       The distribution arrangements are subject to an agreement with Australis, which is subject to regulatory review and approval, pursuant to which ECT has the right to receive 25% of Australis' adjusted net cash flow from broadcasting services and operations. The 25% interest was calculated by taking into account the relationship between the aggregate capital originally invested or committed by each of Australis and ECT to their own pay television businesses in Australia. Such percentage may be adjusted downward depending upon whether ECT elects to fund a specified portion of any funds expended by Australis to establish transmission, subscriber management, customer service and certain other facilities as provided for in the agreement. Notification has been received from one of the regulatory authorities that certain aspects of this agreement raise concerns. Discussions regarding such concerns are continuing and no assurance can be given as to the ultimate outcome.

      ECT, Australis and its other two Franchisees have acquired control of substantially all of the currently issued licenses which can be used for transmission of pay television programming via MDS in Australia. ECT owns or controls all of the currently issued licenses which entitle it to transmit pay television programming via MDS in most of Coastal New South Wales and all of Tasmania (including Wollongong, Hobart and Newcastle, Australia and surrounding areas) (the "ECT Franchise Areas") and has entered into a franchise agreement with Australis pursuant to which it has the exclusive right (and is obligated) for at least a ten year period (with an option to renew for an additional ten years) to deliver in each of the ECT Franchise Areas any subscription broadcast service supplied by Australis, including the GALAXY Package. As of December 1994, the ECT Franchise Areas contained approximately 717,000 households or approximately 13% of all Australian households.

      Programming for the License A Package is provided by XYZ Entertainment Pty. Limited ("XYZ"), a joint venture in which the Company holds a 25% interest. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc., ("UIH"), a leading international provider of pay television services which holds interests in the other two Franchisees of Australis. The above noted struc ture is purusant to a series of agreements entered into by the Company, UIH and FOXTEL. Closing of the agreements is subject to certain conditions. There is no assurance that such conditions will be met. Failing such closing, the Company will retain a 50% interest in XYZ, with UIH remaining as the other 50% holder. Programming provided by XYZ includes Discovery Australia, a documentary, adventure, history, and lifestyle channel; Red, a music video channel; Max/Classic Max, a children's and family channel; and Arena, a general entertainment channel.

     ECT has entered into a long-term agreement with FOXTEL pursuant to which FOXTEL has agreed to distribute the License A Package as well as two additional channels throughout Australia over FOXTEL's proposed cable television network. ECT receives a per subscriber fee from FOXTEL for the License A Package. FOXTEL, a joint venture between Telstra Corporation Limited, the government-owned Australian national telecommunications carrier, and The News Corporation Limited, a major international media and entertainment company, owns the remaining 50% of XYZ.

      The Company has also acquired an approximate 2% economic interest in Australis for approximately $10 million.

      The Australian operations described above are expected to be capital intensive requiring funds for the buildout of the franchise infrastructure, maintenance of its satellite distribution business, and the development of its programming. In order to meet such requirements ECT is currently evaluating bank borrowings, debt or equity issuances in the public and private markets and other financing resources, including funding from the Company. There is no assurance ECT will be successful in obtaining such funding on favorable terms.

WIRELESS COMMUNICATIONS

      The Company is engaged in the wireless telephone business through Centennial Cellular. Centennial Cellular acquires, operates and invests in cellular telephone systems throughout the United States and was recently the winning bidder for one of two MTA licenses to provide broadband PCS services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. See "Business - Wireless Communications - Personal Communications Services; Alternative Access."

      Centennial Cellular was organized in 1988 as a wholly-owned subsidiary of the Company. On August 30, 1991, Citizens Cellular Company, a Delaware corporation ("Citizens Cellular"), was merged with and into Centennial Cellular in exchange for common and preferred stock of Centennial Cellular (the "Merger"). Citizens Cellular was a wholly-owned subsidiary of Citizens Utilities Company, a Delaware corporation ("Citizens Utilities"). Citizens Utilities is a diversified utility company providing telephone, electric, gas, water and waste water services, in which the Company owns 4,306,738 shares of Series A Common Stock, representing 2% of the issued and outstanding Common Stock (both Series A and Series B) of Citizens Utilities as of August 21, 1995. Leonard Tow is Chairman of the Board, Chief Executive Officer and Chief Financial Officer of both Citizens Utilities and the Company. Two other directors of the Company, Robert D. Siff and Claire
L. Tow, are also directors of Citizens Utilities. Citizens Cellular's assets consisted of the Investment Interests (as defined below), which had been acquired by Citizens Cellular as a result of agreements among various companies providing local exchange telephone service in markets in which
Citizens   Utilities   also   provides   service.    See   "Business-Wireless
Communications-The Cellular Systems." As a result of its ownership of securities of Centennial Cellular and in accordance with an agreement with Citizens Utilities, the Company has the ability to nominate at least a majority and elect all of the directors of Centennial Cellular; the Company has agreed to vote for one director to be nominated by Citizens Utilities.

      Cellular mobile telephone service offers high quality, high capacity communications to and from vehicle-mounted and hand-held radio telephones ("cellular telephones") which provide substantially the same types and levels of service as traditional landline systems. The cellular system operator has a traffic interchange agreement with, and pays a fee to, the local landline telephone company so calls may be placed from a mobile unit to a conventional telephone. The amounts paid under these agreements are subject to negotiation and vary from system to system. The rates, terms and conditions of these agreements may be subject to state and FCC regulation. See "Business-Regulation and Legislation-Cellular Telephone-Regulation-Federal Regulation." PCS includes a family of digital, wireless mobile or portable and ancillary fixed radio communications services for individuals and business that can be integrated with a variety of competing networks. PCS is not a specific technology, but a variety of potential technologies. Equipment proposed for broadband PCS includes small lightweight and wireless telephone handsets; computers that can communicate over the airwaves wherever they are located; and portable facsimile machines, and other graphic devices.

The Cellular Systems

      Centennial Cellular's current cellular telephone interests represent approximately 6.38 million Net Pops (as defined below). Approximately 5.30 million of these Net Pops are represented by interests in cellular telephone systems Centennial Cellular owns and operates, which systems serve three geographic areas (the "Controlled Cellular Systems"). The balance of approximately 1.08 million Net Pops represents minority interests in limited partnerships, controlled by other parties, that own cellular telephone systems which primarily serve the Sacramento Valley and the San Francisco Bay area in California (the "Investment Interests"). "Pops", as used in this Annual Report on Form 10-K, means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce, and "Net Pops" means a market's Pops multiplied by the percentage interest that Centennial Cellular owns in an entity licensed by the FCC to construct or operate a cellular telephone system (or to provide personal communications services) in that market. Centennial Cellular also owns and operates paging systems and two-way mobile radio systems in two markets in which it also owns and operates the non-wireline cellular telephone system and in which the Company owns and operates a cable television system.
      The charts below set forth certain information about the Controlled Cellular Systems and the Investment Interests as of August 21, 1995.

       Markets                     Ownership     Pops        Net Pops

Controlled Cellular Systems

 MICHIANA CLUSTER(1)
   Battle Creek, MI                  100.00%    186,000      186,000
   Jackson, MI(2)                     92.00%    149,800      137,800
   Kalamazoo, MI                     100.00%    293,500      293,500
   Cass, MI(3)                        85.74%    288,000      246,900
   Roscommon, MI                     100.00%    130,400      130,400
   Newaygo, MI                       100.00%    222,200      220,200
    System Subtotal                           1,269,900    1,214,800

   Elkhart-Goshen, IN                 77.24%    156,200      120,700
   Richmond, IN                      100.00%    217,900      217,900
   South Bend, IN                    100.00%    289,200      289,200
   Newton, IN                        100.00%    204,200      204,200
   Williams, OH                      100.00%    125,900      125,900
    System Subtotal                             993,400      957,900

   Fort Wayne, IN                    100.00%    420,900      420,900
   Huntington, IN.                   100.00%    145,200      145,200
   Kosciusko, IN                     100.00%    160,000      160,000
   Miami, IN                         100.00%    179,000      179,000
    System Subtotal                             905,100      905,100
    Cluster Subtotal                          3,168,400    3,077,800


 EAST TEXAS/LOUISIANA/MISSISSIPPI CLUSTER
   Beaumont - Port Arthur, TX        100.00%    361,200      361,200
   Alexandria, LA                     92.79%    149,000      138,300
   Beauregard, LA                    100.00%    372,500      372,500
   Iberville, LA                     100.00%    131,000      131,000
   Bastrop, LA                       100.00%    116,300      116,300
   DeSoto, LA                        100.00%    156,000      156,000
   Caldwell, LA                      100.00%     71,600       71,600
   West Feliciana, LA                100.00%    170,900      170,900
   Claiborne, MS                     100.00%    153,900      153,900
   Copiah, MS                        100.00%    118,000      118,000
   Jonesboro, AK                     100.00%    201,000      201,000
    Cluster Subtotal                          2,001,400    1,990,700

 SOUTHWESTERN CLUSTER
   El Centro, CA                     100.00%    109,300      109,300
   Yuma, AZ                          100.00%    120,700      120,700
    Cluster Subtotal                            230,000      230,000

    Total Controlled
    Cellular Systems                          5,399,800    5,298,500

Investment Interests

 SACRAMENTO VALLEY CLUSTER            23.47%
   Sacramento, CA                             1,355,100      318,100
   Stockton, CA                                 480,600      112,800
   Modesto, CA                                  370,600       87,000
   Reno, NV                                     254,700       59,800
   Chico, CA                                    182,100       42,800
   Redding, CA                                  147,000       34,500
   Yuba City, CA                                122,600       28,800
   Tehama, CA                                    90,700       21,300
   Storey, NV                                    90,600       21,300
   Sierra, CA                                    81,800       19,200
    Cluster Subtotal                          3,175,800      745,600

 SAN FRANCISCO BAY AREA CLUSTER        2.87%
   San Francisco, CA                          3,686,600      105,800
   San Jose, CA                               1,497,600       43,000
   Vallejo, CA                                  451,200       13,000
   Santa Rosa-Petaluma, CA                      388,200       11,100
   Salinas, CA                                  355,700       10,200
   Santa Cruz, CA                               299,700        6,600
    Cluster Subtotal                          6,609,000      189,700

 Lawrence, PA                         14.29%    363,400       51,900
 Coconino, AZ                         21.30%    204,300       43,500
 Del Norte, CA                         6.88%    199,200       13,700
 Modoc, CA                            25.00%     57,000       14,200
 Lake Charles, LA                     12.37%    168,100       20,800

      Total   Investment   Interests         10,776,800    1,079,400

   Total Controlled Cellular Systems and
     Investment Interests                                  6,377,900


(1) Centennial Cellular classifies certain of its markets in the Michiana cluster as single systems for operational and managerial purposes.

(2) In connection with Centennial Cellular's acquisition of its interest in the Jackson, Michigan system, Century Federal, Inc., an affiliate of the Company ("Century Federal"), acquired the remaining 8% ownership interest for $1.0 million. Centennial Cellular has the right, but not the obligation, to acquire such 8% interest from Century Federal for $1.0 million, which it plans to do.

(3) In connection with Centennial Cellular's acquisition of its interest in the Cass, Michigan system, Century Federal acquired the remaining 14.26% ownership interest for $2.0 million. Centennial Cellular has the right, but not the obligation, to acquire such 14.26% interest from Century Federal for $2.0 million, which it plans to do.

      A system is deemed operational when it has met the FCC's requirements for an operating license and has received an FCC license to commence operations. All of the cellular telephone systems operated by the partnerships in which Centennial Cellular owns the Investment Interests were operational when they were acquired in the Merger on August 30, 1991, with the exception of the Lawrence, PA system which became operational in August 1992. All of the Controlled Cellular Systems are currently operational.


The chart below sets forth the subscribers of the Controlled Cellular Systems as of the dates indicated.

                                                  May 31,
                                  1995      1994    1993     1992     1991

 Michiana cluster                55,960    35,170  25,530   19,850  14,050
*Central Virginia/North
    Carolina cluster             20,870    15,540   9,080    5,680   3,400
 Southwestern cluster             5,970     4,520   3,180    2,090     840
 East Texas/Louisiana/
    Mississippi cluster and
    other Controlled Systems     29,730     9,350   7,690    4,740   2,370
       Total                    112,530    64,580  45,480   32,360  20,660

*On June 30, 1995, Centennial Cellular transferred to a third party all of the Controlled Cellular Systems constituting its Central Virginia/North Carolina Cluster. See "Business - Wireless Communications - Recent Cellular Acquisitions".

      At May 31, 1995, Centennial Cellular's pro rata share of subscribers relating to the Investment Interests was approximately 57,900.

      Centennial Cellular owns and operates paging and SMR and conventional mobile telephone businesses in Yuma, Arizona and El Centro, California. As of May 31, 1995, the paging system served approximately 2,830 subscribers and the SMR business served approximately 2,530 subscribers.

      The Company also has the right to receive an amount equal to five percent of an incremental value over a base value (a "carried interest") received by Centennial Cellular in the event Centennial Cellular sells or otherwise disposes of any of the cellular telephone systems in Elkhart, Fort Wayne and South Bend, Indiana, and Battle Creek and Kalamazoo, Michigan. At any time following December 31, 1996, the Company has the right to force Centennial Cellular to purchase its carried interest in any of such cellular telephone systems using an appraisal procedure to determine the price, if necessary. The Company also has a carried interest in the cellular telephone system of Centennial Cellular in Roanoke, Virginia. Concurrently with the transaction between Centennial Cellular and United States Cellular Corporation consummated on June 30, 1995, pursuant to which the Roanoke system was transferred by Centennial Cellular, Centennial Cellular assumed the obligation to compensate the Company for its carried interest in the Roanoke system. See "Business-Wireless Communications-Recent Cellular Acquisitions".

Fiscal 1995 Cellular Acquisitions

     On June 29, 1994, Centennial Cellular acquired the non-wireline cellular telephone system serving Jonesboro, Arkansas, representing approximately 201,000 Net Pops. The purchase price for this acquisition was $18,500,000, subject to adjustment, consisting of approximately $4,500,000 in cash and 700,670 registered shares of Class A Common Stock of Centennial Cellular valued at approximately $14,000,000.

     On June 30, 1994, Centennial Cellular acquired the non-wireline cellular telephone system serving Iberville, Louisiana, representing approximately 131,000 Net Pops. The purchase price for this acquisition was $12,100,000, consisting of approximately $750,000 in cash and 639,055 registered shares of Class A Common Stock of Centennial Cellular valued at approximately $11,350,000.

      On August 23, 1994, Centennial Cellular acquired the cellular telephone systems serving DeSoto and Caldwell, Louisiana and Claiborne, Mississippi, representing an aggregate of approximately 381,500 Net Pops. The purchase price for the acquisition was $45,500,000, subject to adjustment, consisting of approximately $8,000,000 in cash and 2,345,953 registered shares of Class A Common Stock of Centennial Cellular valued at approximately $37,500,000.

      On September 21, 1994, Centennial Cellular acquired the non-wireline cellular telephone system serving Clinton, Iowa, representing approximately 107,800 Net Pops. The purchase price for this acquisition was $15,500,000, subject to adjustment, consisting of approximately $5,000,000 in cash and 611,354 registered shares of Class A Common Stock of Centennial Cellular valued at approximately $10,500,000.

      On September 30, 1994, Centennial Cellular acquired the non-wireline cellular telephone system serving Huntington, Indiana, representing approximately 145,200 Net Pops. The purchase price for this acquisition was $18,400,000, subject to adjustment, consisting of approximately $4,500,000 in cash and 844,863 registered shares of Class A Common Stock of Centennial Cellular valued at approximately $13,900,000.

     On October 24, 1994, Centennial Cellular acquired the non-wireline cellular telephone system serving West Feliciana, Louisiana, representing approximately 170,900 Net Pops. The purchase price for this acquisition was $17,000,000, consisting of 998,167 registered shares of Class A Common Stock of Centennial Cellular valued at approximately $17,000,000.

      On April 18, 1995, Centennial Cellular acquired the non-wireline cellular telephone systems serving Roscommon, Michigan and Newaygo, Michigan, representing an aggregate of approximately 352,600 Net Pops. The purchase price for the acquisition was $42,960,000, subject to adjustment, consisting of approximately $25,000,000 in cash and the balance in 898,000 registered shares of Class A Common Stock of Centennial Cellular valued at approximately $17,960,000 (subject to post-closing adjustment based on the price performance of the Class A Common Stock).

      During Centennial Cellular's fiscal year ended May 31, 1995, Centennial Cellular completed ten cellular market acquitisions for a total purchase price of $173,860,000, consisting of approximately $51,761,000 in cash and 7,023,383 registered shares of Class A Common Stock of Centennial Cellular valued at approximately $122,099,000.

Recent Cellular Acquisitions

     On June 30, 1995, Centennial Cellular acquired the non-wireline cellular telephone systems serving (a) Newton, Indiana, (b) Kosciusko, Indiana, (c)
Williams, Ohio and (d) Copiah, Mississippi, representing an aggregate of approximately 644,000 Net Pops. The above-described systems were acquired by Centennial Cellular in exchange for Centennial Cellular's non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, Ashe, North Carolina and Clinton, Iowa, representing an aggregate of approximately 627,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial Cellular sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,452,000, subject to adjustment.

Pending Cellular Acquisitions

       Centennial Cellular is negotiating definitive purchase and sale agreements, based upon a letter of intent which was executed on May 30, 1995, to (i) obtain a controlling interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA in exchange for Centennial
Cellular's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA and a cash payment by Centennial Cellular of approximately $5,200,000, subject to adjustment, and (ii) obtain minority interests in the Elkhart, Indiana and Lake Charles, Louisiana MSAs, for a cash payment of approximately $2,950,000. Centennial Cellular's obligation to consummate these transactions is subject to the execution of definitive purchase and sale agreements which will contain various closing conditions, including FCC and other regulatory approvals. There can be no assurance that the definitive purchase agreements will be executed or, if executed, that the closing conditions set forth therein will be satisfied.

      Centennial Cellular plans to exercise its right to acquire the minority interests held by Century Federal in the Cass and Jackson, Michigan systems from Century Federal for the prices paid by Century Federal for such minority interests in the acquisitions of such systems ($2,000,000 and $1,000,000, respectively). See Notes (2) and (3) to the chart on page 12. Upon completion of these transactions, Centennial Cellular will own 100% of these systems.

     Concurrently with the transaction between Centennial Cellular and United States Cellular Corporation consummated on June 30, 1995, pursuant to which Centennial Cellular's Roanoke, Virginia cellular system was transferred by Centennial Cellular, Centennial Cellular assumed the obligation to compensate the Company for its carried interest in the Roanoke system. See "Business-- Wireless Communications--Recent Cellular Acquisitions."

Personal Communications Services; Alternative Access

      Centennial Cellular was the successful bidder for one of two MTA licenses to provide broadband PCS services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately
3,623,000 Net Pops. The amount of the final bid submitted by Centennial Cellular was $54,672,000, which has been paid in full. The FCC granted the 30 MHz Block B broadband PCS license for the Puerto Rico-Virgin Islands MTA to Centennial Cellular on June 23, 1995. The grant of all Block A and B licenses, including Centennial Cellular's license, is being challenged at the FCC on the grounds (a) that various bidders, not including the Company, engaged in anticompetitive conduct in the Block A and B auction; and (b) that if the FCC licenses the Block A and B spectrum before it is ready to license Block C spectrum, such C-block licensees will be at a substantial competitive disadvantage in violation of the FCC's statutory mandate to promote minority ownership. Centennial Cellular believes that the challenges are meritless and will not be successful although there can be no assurance that they will be denied.

      PCS  includes  a  family of digital, wireless mobile  or  portable  and ancillary fixed radio communications services for individuals and business that can be integrated with a variety of competing networks. PCS is not a specific technology, but a variety of potential technologies. Equipment proposed for broadband PCS include small lightweight and wireless telephone handsets; computers that can communicate over the airwaves wherever they are located; and portable facsimile machines, and other graphic devices.

      Centennial Cellular has commenced the design and construction of its broadband PCS system. Centennial Cellular has executed an agreement with AT&T World Services, Inc., pursuant to which Centennial Cellular has agreed, subject to certain conditions, to purchase equipment and installation services necessary for its initial PCS system. Centennial Cellular currently estimates that the cost to build out the infrastructure of the PCS system will be approximately $75,000,000 in the aggregate over the next three years. Centennial Cellular expects to incur costs of approximately $55,000,000 related to such equipment and installation in fiscal year 1996, and anticipates installation of the initial system by the end of fiscal year 1996. Centennial Cellular is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placements of debt and equity securities of Centennial Cellular. There can be no assurance that such financing will be available to Centennial Cellular from any of such sources.

      Centennial Cellular also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial Cellular in December, 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service. The issuance of the authorization was challenged by the local telephone service provider based on a claim to a statutory monopoly in the provision of intrastate telecommunications services. Centennial Cellular is actively defending the authorization against the challenge. There is no assurance that the matter will be decided in Centennial Cellular's favor.

Competition

      Operating Competition. The FCC grants licenses to operate cellular telephone systems in defined market areas. The FCC presently authorizes two licensees to operate cellular service in each market. One of the two licenses in each market was initially awarded to a company or group that was affiliated with one or more local landline telephone carriers in the market (the "Wireline" license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" license). The Controlled Cellular Systems are all Non-Wireline systems. The Investment Interests are all in Wireline systems. It is possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market. See "Business-Regulation and Legislation-Cellular Telephone-Regulation-Pending Legislation; FCC and State Proceedings."

      The Controlled Cellular Systems and the systems in which Centennial Cellular has the Investment Interests compete directly with the other cellular licensee in each market in attracting and retaining cellular telephone customers and dealers, principally on the basis of quality, price, services offered and responsiveness of customer service. The Controlled
Systems and the systems in which Centennial Cellular has the Investment Interests also compete with the other licensee in each market on the basis of coverage area. To the extent that the Controlled Systems or the systems in which Centennial Cellular has the Investment Interests do not provide cellular telephone service to an area within or adjacent to their markets, Centennial Cellular may be placed at a competitive disadvantage with the other licensee in such market, particularly if the other licensee provides cellular telephone service to any such areas.

      The competitors of the Controlled Cellular Systems and certain of the systems in which Centennial Cellular has an Investment Interest are larger and may have access to more substantial financial resources than Centennial Cellular. Theses competitors include Regional Bell Operating Companies, large independent telephone companies and AT&T (McCaw), among others.

      Other Competition. The FCC is now licensing commercial broadband PCS providers. Among other possible uses, broadband PCS will be capable of providing a two-way mobile voice and data telephone service that is similar to cellular service. Broadband PCS will be a digital, wireless communications system that will utilize technology that could allow it to compete effectively with cellular systems, particularly in densely populated areas. Licenses will be awarded by competitive bidding. Auctions for the first two spectrum blocks (Blocks A and B) have been completed and licenses have been issued to the winners. Absent delays caused by any judicial proceedings, some broadband PCS systems can be expected to commence operation as early as the end of calendar year 1995.

      The FCC grants up to six licenses to operate broadband PCS systems in defined market areas as follows: (i) two channel blocks (Blocks A and B) have been allocated 30 MHz of spectrum each, and have been licensed on the basis of 51 MTAs, (ii) one channel block (Block C) has been allocated 30 MHz of spectrum and will be licensed on the basis of 493 Basic Trading Areas ("BTAs"), and (iii) three channel blocks (Blocks D, E and F) have been allocated 10 MHz of spectrum each and will be licensed on the basis of BTAs. The FCC has limited the eligibility for the Block C and F spectrum
allocations to entities meeting the FCC's definition of "entrepreneur".   The
FCC  originally granted licensing preferences on the Block C and  F  spectrum
allocations   for   small   businesses,   rural   telephone   companies   and
minority/woman-owned businesses. The gender and minority based preferences were later withdrawn by the FCC after a rulemaking proceeding conducted in light of a recent decision by the U.S. Supreme Court relating to minority set-
asides.   The FCC's decision to withdraw such preferences has been  appealed.
In addition, a challenge to the FCC's decision to allow all applicants for the Block C spectrum to use a certain structural option previously reserved for minority/women-owned businesses has resulted in that decision being stayed by a federal court of appeals. In response to the stay, the FCC has postponed indefinitely the procedural dates for the Block C auction. The FCC has not yet scheduled any further broadband PCS auctions.

      It is uncertain what will be the effect on Centennial Cellular of these new personal communications services. The FCC revised its cellular rules to explicitly state that cellular licensees may provide any PCS-type services (including wireless PBX, data transmission and telepoint services) on their 800 MHz band cellular channels without prior notification to the FCC. Management of Centennial Cellular believes that technological advances in present cellular telephone technology in conjunction with buildout of the present cellular systems throughout the nation with cell splitting and microcell technology would provide essentially the same services as the services that PCS providers are expected to provide, but there is no assurance that this will happen.

      Centennial Cellular expects that its 30 MHz Block B broadband PCS operation in the Puerto Rico-Virgin Islands MTA will face primary competition from the entrenched cellular telephone licensees which include the Puerto Rico Telephone Company, an entity owned by the Commonwealth of Puerto Rico, and Cellular Communications, Inc., a publicly held company. In addition, the FCC has issued the 30 MHz Block A broadband PCS license for the Puerto Rico-Virgin Islands MTA to AT&T. Centennial Cellular anticipates that the FCC will license additional broadband PCS providers in Puerto Rico and the Virgin Islands in the future. This could result in one or more additional competitors in Centennial Cellular's markets.

      Competing Technologies. In addition to competition from the other cellular licensee in each market, there is also competition from other current technologies. Such technologies include conventional landline telephone service, and mobile telephone and SMR systems, both of which are more limited than cellular but which provide a two-way voice service and are able to connect with the landline telephone network. In addition, one-way paging service may be a competitive alternative adequate for those who do not need a two-way service or may be a service that reduces cellular telephone usage among subscribers to both cellular and paging services.

      The FCC has given permission to SMR operators in several major metropolitan areas, via waivers of its rules, to operate an enhanced type of SMR system ("ESMR"). ESMR systems typically have a large number of channels which can be configured into a cellular-type system, thereby potentially eliminating much of the current technological distinction between SMR and cellular. A few such systems are now operational on the West Coast. The FCC has a rule making proceeding outstanding in which they propose to establish ESMR as a regular service.

      The FCC has also allocated spectrum for narrowband PCS in the 900 MHz band. The possible new services using this 900 MHz band spectrum include advanced voice paging, two-way acknowledgment paging, data messaging, electronic mail and facsimile transmissions. These services most likely will be provided using a variety of devices, such as laptop and palmtop computers and computerized "personal organizers" that allow receipt of office messages, calendar planning, and document editing from remote locations in some circumstances. Auctions for nationwide narrowband PCS spectrum have been completed and licenses have been issued to the winners. Narrowband PCS is expected to present limited competition for both cellular telephone systems and broadband PCS systems.

      The FCC has allocated radio channels for a mobile satellite system in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and a consortium to provide such a service has been formed. Such a system is designed primarily to service the communications needs of remote locations and a mobile satellite system could provide viable competition for land-based cellular systems in such areas. Other satellite-based mobile radio systems have also been proposed and are under consideration at the FCC. The FCC has also authorized Basic Exchange Telecommunications Radio Service to make basic telephone service more accessible to rural households and businesses.

      Technological advances in the communications field continue to occur which makes it difficult to predict the extent of additional future competition for cellular systems.

      Potential Conflicts of Interest and Competition. Substantially all of the Company's and all of Citizens' current cellular operations and investments are conducted or held by Centennial Cellular. See "Business - Wireless Communications--The Cellular Systems". Although exceptions are permitted by the Conflicts/Non-Compete Agreement described below (the "Conflicts/Non-Compete Agreement"), the Company has indicated to Centennial Cellular that it intends to conduct all of its wireless telephone operations through Centennial Cellular, subject to FCC restrictions. Citizens has agreed with the Company and Centennial Cellular that Citizens will conduct all of its wireless telephone operations through Centennial Cellular, except in areas where Citizens operates or acquires landline telephone systems and areas contiguous thereto. There can be no assurance that Centennial Cellular will not lose any material expansion opportunities as a result of such exception or any conflicts that may exist between the interests of Citizens and Centennial Cellular.

      Centennial Cellular, the Company and Citizens have entered into a Conflicts/Non-Compete Agreement. Pursuant to such agreement, except as described below, neither the Company nor Citizens may compete with Centennial Cellular in the acquisition of cellular telephone businesses or ownership interests therein, and Centennial Cellular will have the first opportunity to purchase any cellular telephone business or ownership interests therein that may be presented to Citizens or the Company. Citizens has no obligation to present any such business opportunity to Centennial Cellular if the business under consideration is located in or is contiguous to an area in which Citizens (or a subsidiary or affiliate at least 50%-owned by Citizens) owns or operates, a landline telephone operation. Citizens is the managing general partner of a partnership which is the holder of the wireline cellular telephone license for the Mohave, Arizona market, a market in which Citizens also owns and operates a landline telephone operation.

      Because the rules of the FCC prohibit the direct or indirect alienation of any interests in pending applications for cellular telephone systems and due to the concern that, under FCC rules, Centennial Cellular might not meet the eligibility requirements as either a wireline or non-wireline applicant for a grant of an initial authorization, applications of the Company for cellular telephone licenses pending as of the effective date of the Merger were retained by the Company. As of August 1, 1995, the Company had applications pending before the FCC to be designated the non-wireline cellular telephone permittee or licensee for several separate markets. Since the Company could not be obligated to transfer to Centennial Cellular the interests described without adversely affecting the validity of such pending applications, it has agreed with Centennial Cellular that if any of its pending applications results in it owning an interest in a permit or in an entity which owns such a permit, it will explore fully the possibility of transferring such interests to Centennial Cellular, unless the market covered by such permit is located in or is contiguous to an area in which the Company or any entity in which the Company has a direct or indirect 50% or greater interest, owns, operates or manages, or is then negotiating to acquire, a cable television system (which is the case in one of such markets, which Centennial Cellular does not believe represents the loss of a material expansion opportunity).

REGULATION AND LEGISLATION

Cable Television

      The cable television industry is extensively regulated by the federal government through a combination of federal legislation and FCC regulations, by some state government and by most local government franchising authorities. The regulation of cable systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or repeal of administrative regulations and policies. As further material changes in the law and regulatory requirements occur, there can be no assurance that the Company's systems will not be adversely affected.

      Federal Legislation and FCC Regulation. In 1984, Congress enacted the 1984 Cable Act which created an extensive regulatory framework for cable television systems. On October 5, 1992, Congress enacted the 1992 Cable Act which expands the scope of cable industry regulation substantially beyond that imposed by the 1984 Cable Act. Violation by a cable operator of the provisions of these federal laws can subject the operator to substantial monetary penalties and other sanctions. A number of the significant areas of regulation, as well as the status of significant new Federal legislation, are discussed below.

      Rate Regulation. Virtually all of the Company's cable systems are subject to rate regulation under the 1992 Cable Act and FCC regulations adopted thereunder. Only rates for programming offered on a per-channel or per-program basis and non-video services, such as FM radio and data transmission, are excluded entirely from rate regulation. The 1992 Cable Act requires each cable operator to provide a separately available basic service tier to all of the subscribers to a cable system. This tier of service must, at a minimum, consist of all television broadcast signals which the system is required to carry and any public, educational and governmental access channels which the system is required to provide under its local franchise agreement. The basic service must also include any other television broadcast signals which the cable operator chooses to carry except for those television broadcast signals received via satellite carrier, which need not be placed on the basic tier. Basic service rates may be regulated by local franchising authorities which must follow regulatory standards and procedures established by the FCC.

      Rates for cable programming service tiers are regulated by the FCC pursuant to the 1992 Cable Act. The FCC, upon receipt of a complaint from a subscriber, franchising authority or other relevant state or local governmental entity, will review the rates for cable programming service tiers to determine compliance with the applicable rate regulations of the FCC.

      On April 1, 1993 the FCC announced the adoption of rate regulations which became effective September 1, 1993. Under those regulations rates must be evaluated initially against "competitive benchmarks" and are generally subject to refunds and rollbacks if they exceed the benchmark levels. On February 22, 1994 the FCC adopted further rate reductions effective May 15, 1994 based on complex formulas and revised benchmarks. FCC rules provide that future rate increases will be subject to price caps, with rate increases limited to the general rate of inflation and certain increases in system costs. Notwithstanding the foregoing, the cable operator is afforded the opportunity to defend rates in excess of these benchmarks based on utility-type cost-of-service rate regulation. Utilization of this remedy by the cable operator assumes the risk of an adjudication of rates below "the benchmarks", particularly because of uncertainty regarding various aspects of the cost-of-service standards to be applied. Cable systems are also required to unbundle all equipment charges and base those charges on "actual costs" plus permitted mark-up.

      In complying with the benchmark regulatory scheme (without considering the effect of any cost-of-service showing) for the period September 1, 1993 to May 15, 1994, the Company, on a franchise by franchise basis, was required to reduce regulated service rates such that the "average monthly subscriber bill" for all cable service subject to rate regulation (including, but not limited to basic service, cable programming service not offered on a per-channel basis, secondary outlets, converters and remote control units, installation and service charges) is reduced by an amount of up to 10% of such charges as of September 1992. Under the new FCC benchmarks, additional reductions were required after May 15, 1994. These new FCC benchmarks are intended generally to reduce rates to a level 17% below September, 1992 rates, subject to various adjustments. Where rates are found to exceed the permitted levels, the Company is subject to refunds and other penalties. Although some refunds have been ordered, the extent of the anticipated decline in revenues and any potential refunds or penalties cannot be determined at this time, but could have a negative impact on the Company.

      The November 24, 1994, amendments to the rate regulations adopted an alternative method for adjusting the rates charged for certain regulated service tiers when new programming services are added. Under this method cable operators can increase rates by as much as $1.50 through December 31, 1996 to reflect the addition of up to six new channels of service on certain regulated service tiers. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier.

      The 1992 Cable Act includes a "buy-through prohibition" which prohibits cable systems which have addressable technology and addressable converters in place from requiring cable subscribers to purchase service tiers above basic as a condition to purchasing premium movie channels. Cable systems which are not addressable are allowed a 10-year phase-in period to comply.

      Retransmission Consent and Must Carry Requirements. FCC regulations adopted in April 1993 pursuant to the 1992 Cable Act established a choice for local broadcasters between "must carry" rights (as described below) and "retransmission consent" rights. Effective October 6, 1993, cable operators were required to secure permission from broadcasters that selected retransmission consent before transmitting such broadcasters' signals. The Company has been able to secure such permission for the stations currently carried on its cable systems through agreements involving various forms of consideration. However, there can be no assurance that it will obtain all necessary retransmission consents in the future and it is anticipated that the cost of carriage of broadcast signals on the Company's cable systems could increase significantly in the future.

      The FCC regulations also provide an option for "local" broadcast stations to choose "must carry" rights which, while not requiring the cable operator to obtain the broadcaster's consent to transmit its signal, does require the cable operator to carry any such broadcast channel electing "must carry". Generally, a cable operator must dedicate up to approximately one-third of its channel capacity for carriage of commercial television stations and additional channels for non-commercial television stations.

      The Supreme Court has remanded the constitutional challenge to the must carry rules to the District Court for further proceedings. In the meantime, the rules continue in force.

      Cable  Programming Agreements.  The 1992 Cable Act and FCC  regulations adopted in April 1993 require cable programmers to make their programming services available to competing video technologies such as MMDS, SMATV and DBS on terms and conditions that do not discriminate against such competing technologies. The 1992 Cable Act and FCC regulations preclude most exclusive programming contracts and limit to some degree the "volume discounts" currently available to larger cable operators such as the Company. The 1992 Cable Act also regulates certain aspects of program carriage agreements between cable operators and cable programming networks. Cable operators are prohibited from requiring a financial interest in a program service as a condition to carriage of such service, coercing exclusive rights in a programming service, or favoring affiliated programmers so as to unreasonably restrain the ability of unaffiliated programmers to compete. The Company believes that this regulation of the distribution of cable programming will encourage increased competition to the cable industry because of its impact on the availability of cable programming to competing technologies. See "Business-Cable Television-Competition".

     Ownership Restrictions. The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network, although the FCC has substantially relaxed the network/cable cross-ownership prohibitions subject to certain national and local ownership limits. Finally, in order to encourage competition in the provision of video programming, the FCC has a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Co-located SMATV systems can be purchased and integrated into the cable system, however. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

     Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable subscribers a person is authorized to reach through cable systems owned by such person, or in which such person has an attributable interest. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

      The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of all activated channels. Additionally, cable operators are prohibited from selling a cable system within three years of acquisition or construction of such cable system. The Company believes that these ownership regulations and limitations as adopted by the FCC will not have a material impact on the Company.

      Customer Service/Technical Standards. Pursuant to the 1992 Cable Act, the FCC has adopted regulations establishing strict standards for customer service and technical system performance. These standards are expected to result in higher operating costs for some of the Company's systems. In addition, the adoption of the FCC standards does not preclude the establishment or enforcement by franchising authorities of customer service requirements which are more stringent than the FCC standards.

      The 1984 Cable Act. The majority of the 1984 Cable Act remains in place. The 1984 Cable Act sets uniform national guidelines for the regulation of the cable television industry by franchising authorities. Among other things, the 1984 Cable Act affirms the right of a franchising authority to award one or more franchises within its jurisdiction and prohibits cable television systems from commencing operations without a franchise in that jurisdiction. State or local laws that are inconsistent with the 1984 Cable Act are preempted. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees on cable television system operators in excess of 5% of their gross system revenues annually during the term of the franchise.

      The 1984 Cable Act establishes complex franchise renewal procedures that, while providing cable systems with certain due process protections, could result in considerable expense upon renewal. Moreover, such procedural protections do not in any way assure franchise renewal. The 1984 Cable Act permits local franchising authorities to require public, governmental and educational access channels. Franchise operators also must assure service to low-income areas in a community. Such provisions could increase the costs to cable television operators, including the Company. See "Business-Cable Television-Franchises".

      The 1984 Cable Act prohibits employment discrimination on the basis of race, color, religion, national origin, sex or age, and requires cable systems annually to file statistical reports documenting compliance with these prohibitions. Non-complying cable systems may be subject to substantial penalties and suspension of microwave licenses, which could be materially detrimental to the continued operation of a cable system. In addition, other serious consequences, including possible loss of existing franchises and loss of new franchising opportunities, might result from non-compliance. The Company has not been subject to any such substantial penalties, suspensions or other consequences.

      The 1984 Cable Act requires cable systems with 36 or more channels to designate a portion of their channels for commercial leased access by third parties. Cable systems are not prohibited by the 1984 Cable Act from providing two-way voice and data services, but provision of such services may be subject to state public utility commission jurisdiction similar to that exercised over telephone companies, which could inhibit or preclude the development of such voice and data services by cable systems.

      The 1984 Cable Act codifies existing FCC cross-ownership rules that prohibit telephone companies from owning cable systems within their telephone service area, except in areas defined as "rural" by the FCC or by specific waiver of FCC rules. Similarly, television broadcast stations are prohibited from owning cable systems within the station's local service area as defined by FCC standards. The FCC, however, has published certain proposals that involve the elimination and/or relaxation of the current bar on ownership of and affiliation with cable systems by local telephone companies. This restriction has been held to be unconstitutional by a number of Federal District Courts and Courts of Appeal, and the issue is now before the U.S. Supreme Court. In addition, both houses of Congress have passed bills which, if enacted into law, would eliminate the telephone/cable cross ownership restrictions. See "Business-Cable Television-Competition" and "Business-Regulation and Legislation-Cable Television-FCC, Federal Legislation and Regulation".

       Other FCC Regulations and Policies. Various other regulations applicable to cable television systems have been promulgated by the FCC. These include detailed provisions covering non-duplication of network programming, sports program blackouts, syndicated program exclusivity, origination of programming (including "equal time" and "sponsorship identification" provisions similar to those rules applicable to broadcast stations), ownership of cable systems, equal employment opportunities, comprehensive reporting requirements and various technical conditions and standards. The FCC is authorized to impose fines upon cable system operators for violations of FCC rules and may suspend licenses and authorizations and issue cease and desist orders. Under certain conditions, the FCC must consent prior to a change in ownership of a cable system.

       In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies which provide, or have the potential to provide, substantial additional competition for cable systems. These include direct satellite-to-home broadcasting service ("DBS") which use high-powered space satellites to transmit programming directly to home rooftop antennas; telephone company video dialtone systems which would utilize telephone facilities to deliver video programming; MDS and MMDS, which are used to transmit pay-television and other programming to hotels, apartment house complexes and individual residences; and low power television stations ("LPTV"). Thus, it is possible that the subscribers to the Company's systems may be reached by DBS, MMDS and other services providing multiple channels of programming services. Furthermore, FCC decisions to deregulate the construction and operation of receive-only earth stations have accelerated the development of home earth stations and of satellite master antenna television systems which provide cable services to apartment complexes, hotels and other multi-unit dwellings within a cable system's franchise area. All of these new services and technologies, which have been encouraged by recent decisions and policies, can be expected to provide significant, growing competition for cable systems. See "Business-Cable Television-Competition".

      Pending Telecommunications Legislation. Both the U.S. Senate and House of Representatives have recently passed telecommunications bills and such legislation is likely to be enacted into law this year. Although the final form of this legislation has not yet been determined, it would, if adopted as anticipated, result in very significant changes in laws and regulations applicable to cable television companies, telephone companies and many other providers of communications services. Generally the legislation would eliminate the cross-ownership restrictions between telephone companies and cable operators, subject to certain conditions. This would permit telephone companies to provide cable television services to subscribers within their telephone service area over telephone or other facilities, and cable operators would be permitted to provide telephone services under certain circumstances. In addition, the legislation would provide some deregulation of cable television, but would also impose some additional obligations and expense on cable operators, including higher pole attachment fees. While the full impact of this legislation cannot be predicted at this time, the Company anticipates that it will face increased competition from telephone companies which generally have significantly greater financial resources than the Company.

      State and Local Regulation. Cable television systems generally are operated pursuant to non-exclusive franchises, or permits or licenses granted by a municipality or other local government entity. Franchises generally are granted for fixed terms and require the franchise operator to comply with various provisions, including provisions requiring the operator to comply with national, state and local safety and electrical codes, with specified schedules of construction, with limitations on installation and monthly service charges and with required conditions of service. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on percentages (up to 5%) of the system's gross revenues, to the granting authority. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome provisions. "Reasonable" franchise provisions encompass those requirements typically and normally imposed by local governments on cable systems similarly situated in the context of geographic location, system size and population. The terms "highly restrictive" and "burdensome" reflect the fact that some franchise authorities impose conditions which materially exceed those conditions normally imposed on similarly situated systems.

      The franchises for the Company's systems are non-exclusive. Each franchise generally contains some provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal and sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. See "Business-Cable Television-Franchises". The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system.

      Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. To date, none of the states in which the Company operates except Connecticut, New York, Massachusetts, West Virginia and the Commonwealth of Puerto Rico has enacted such legislation with respect to the regulation of cable television systems.

      In City of Los Angeles v. Preferred Communications, Inc., the U.S. Supreme Court affirmed a decision that had allowed a challenge to the constitutionality of the cable television franchising process and which suggested that, where feasible, franchising authorities must grant access to others seeking to provide competitive cable television service in a community. The Supreme Court left open material questions affecting the rights of cities or other franchising authorities to regulate the entry and operation of cable television systems consistent with the provisions of the
First Amendment to the Constitution. The Court remanded the case to the trial court for the purpose of establishing a record. The trial court struck down certain aspects of the franchising process and upheld others. The trial court's decision was appealed to the U.S. Court of Appeals for the Ninth
Circuit which held that the City could not, consistent with the First Amendment, grant an exclusive franchise when public utility poles and facilities and other public property could physically accommodate more than one distribution system. In June, 1994 the U.S. Supreme Court rejected without comment the City's appeal of the Ninth Circuit's decision. It is possible that this case and other similar cases will result in increased competition to franchised cable operations from other new systems operating within the same territory.

      Copyright. Cable television systems are subject to the Copyright Act, which provides a compulsory license for carriage of certain television broadcast signals authorized under FCC regulations, subject to compliance with prescribed copyright and FCC regulations. Cable systems are required to make semi-annual payments of royalty fees to a Federal copyright royalty pool generally calculated as a percentage of each system's gross revenues derived from providing basic subscriber services. The Copyright Act contains specific formulas for calculating the amount of the copyright fee. In general, under these formulas, the larger the system and the greater the number of distant signals carried, the greater will be the copyright fee liability. The Copyright Act also established a Copyright Royalty Tribunal (the "CRT") empowered to review and adjust copyright royalty rates. The CRT did, in fact, make several adjustments in the copyright royalty rates. This tribunal was abolished by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office.

      Carriage of any television broadcast station by a cable television system in a manner inconsistent with applicable FCC regulations, the Copyright Act or copyright regulations may subject the system operator to full copyright liability, including a potential copyright infringement action for material damages and suspension of the compulsory license. Cable systems do not receive a compulsory license with respect to transmission of non-broadcast programming and are fully subject to the general copyright laws.

      Various legislative proposals have been introduced and considered from time to time in Congress that, if adopted, would materially revise the Copyright Act. The proposals include, among other things, a significant increase in the rate structure for royalty fees, imposition of restrictions on carriage of television broadcast programming and elimination of the compulsory license for cable system carriage of television broadcast signals. It can be expected that similar bills will be proposed in the future.

Cellular Telephone

Regulation

     Federal Regulation. The construction, operation and sale of controlling interest in cellular telephone systems in the United States is regulated by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated regulations for the
construction   and   operation  of  cellular  systems,  the   licensing   and
administrative appeals processes and the technical standards for the provision of cellular telephone service.

      Under FCC regulations, two cellular authorizations initially are available for any given area within each of the 734 FCC-designated markets in the United States. Apart from the different frequency blocks, there is no technical difference between Wireline and Non-Wireline systems, and the operational requirements imposed on Wireline and Non-Wireline licensees are the same. The regulatory distinction between Wireline and Non-Wireline frequency blocks affects an applicant's eligibility to apply for an initial authorization and disappears after initial licensing. After initial authorization, a Non-Wireline company may purchase interests in a Wireline system, subject to restrictions on common ownership of Wireline and Non-Wireline systems in the same market and to any necessary prior approval of the FCC. Likewise, a company affiliated with a landline telephone service provider may purchase an interest in a Non-Wireline license subject to the same restrictions on common ownership and prior FCC approval where necessary. Prior to the time a cellular system is placed in operation, FCC approval of a sale is subject to a showing that the seller is not trafficking in cellular telephone licenses. Once a system has been constructed and placed in operation, FCC approval for such sales may be obtained without such a showing. Non-controlling interests in a licensee or construction permit holder generally may be sold without prior FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

      Under FCC rules, the authorized service area for a cellular licensee in a market is referred to as the cellular geographic service area ("CGSA"). The CGSA may be coincident with or smaller than the related FCC-designated market. In all FCC-designated markets not yet operational, at least one cell must be placed into commercial service within eighteen months after the award of the construction permit. The official CGSA boundaries are the areas actually served by the cellular licensees (as computed by a mathematical formula based on the height and power of the various cells). Cellular licensees need not obtain FCC authority prior to increasing the CGSA within the five-year period after the construction permit is initially granted for the market. However, FCC notification may still be required under certain circumstances. After the five-year build-out period has expired, any entity may apply to serve the unserved areas of the FCC-designated market which are outside of the licensee's CGSA (an "unserved area application"). FCC rules require that any unserved area application filed by an entity other than a licensed cellular carrier operating a system adjacent to the unserved area must propose a single contiguous service area of no less than 50 square miles.

      Changes in a licensee's construction plans that are considered to be major by the FCC must be approved in advance by the FCC. Changes not considered to be major, such as changes in cell site locations that do not result in any enlargement of the service area, may be undertaken without notification to the FCC. When a cellular system has been constructed and is ready to be placed in operation, the licensee is required to notify the FCC that construction has been completed in accordance with the authorization it received. Immediately upon this notification, the FCC rules authorize the licensee to offer commercial service to the public. The licensee is then said to have operating authority.

     Cellular licenses are granted for a term of up to ten years, after which they must be renewed. Licenses may be revoked and license renewal applications denied for cause. It is possible that there may be competition for a license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC recently adopted rules providing for a significant renewal preference to a licensee that has used its spectrum for its intended purpose, complied with Commission regulations and the federal communications statutes. If a licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications.

     The FCC's rules also prohibit cellular telephone licensees from imposing restrictions on the resale of cellular service by third parties who purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

      The FCC requires landline telephone companies in each market to offer reasonable terms and facilities for the interconnection to both cellular telephone systems in that market to the landline telephone company's network. Wireline licensees are required to disclose how their systems will interconnect with the landline network. The Non-Wireline cellular licensee has the right to interconnect with the landline network in a manner no less favorable than that of the Wireline licensee, and it may, in its discretion, request reasonable interconnection arrangements that are different than those provided to the Wireline licensee in that market. The landline telephone company must negotiate such requests in good faith and within a reasonable time.

      The FCC also regulates other aspects of the operation and ownership of cellular telephone systems including restrictions on the level of foreign ownership of cellular licenses and the bundling of cellular equipment and services.

      In addition to regulation by the FCC, cellular telephone systems are subject to certain Federal Aviation Administration tower height regulations respecting the siting, construction, marking and lighting of cellular transmitter towers and antennas.

      The cellular, PCS, paging and conventional mobile telephone systems operated by Centennial Cellular are licensed by the FCC in the Commercial Mobile Radio Service ("CMRS"). There can be no assurance that any FCC requirements currently applicable to Centennial Cellular's CMRS systems will not be changed in the future.

           State and Local Regulation. Following the grant of an FCC construction permit to an applicant, and prior to the commencement of commercial service (and prior to construction in certain states), the holder of the permit may have to obtain certain approvals from the appropriate regulatory bodies in the states in which it will offer cellular service. In 1981 the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. Under recent federal legislation and implementing FCC regulations, states which regulate rates were required to petition the FCC by August 1994 if they wish to continue to so regulate. Of the states in which Centennial Cellular's cellular operations are located, only Arizona, California, and Louisiana filed petitions. Those petitions were denied by the FCC although such denials remain subject to appeal. At present, none of the states in which Centennial Cellular's cellular operations are located may regulate the entry of cellular service providers or the rates charged for cellular service. However, they could regulate other terms and conditions of service.

      The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a construction permit must obtain all necessary zoning and building permit approvals ("zoning approvals") for the cell sites and MTSO locations. The time needed to obtain zoning approvals and the requisite state permits varies from market to market and state to state.

      Recent Legislation; FCC and State Proceedings. On August 10, 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993, Title VI, which addressed certain regulatory issues affecting the mobile radio telecommunications industry. Specifically the legislation (1) provides for the reallocation of up to 200 MHz of radio spectrum from government to non-government use, (2) authorizes the FCC to use competitive bidding to resolve mutually exclusive applications for subscription-based radio telecommunications licenses, (3) provides for spectrum use fees to be imposed on radio licensees, and (4) preempts state and local authorities from regulating entry and rates of commercial mobile radio service providers, except when the FCC finds, pursuant to a state's specific request, that new or continued regulation of rates (but not of entry) is required by market conditions. A number of rulemakings have been instituted by the FCC to implement the legislation.

      Pending Legislation; FCC and State Proceedings. Congress is currently considering comprehensive legislation designed to bring additional competition and reduced regulation to various telecommunications markets. Among numerous proposals, Congress is considering preempting state and local authority with respect to antenna site approval. While such a provision would reduce Centennial Cellular's regulatory burdens in certain locations, there is no guarantee that this proposal will ultimately be included in legislation, or that such legislation will be enacted.

      The FCC currently has a rulemaking pending in which it is considering adopting a requirement that CMRS operators provide subscribers the same access as wireline callers to 911 emergency services. The imposition of such a requirement, if adopted, may result in significant costs to Centennial Cellular.

     In addition, the FCC has a rulemaking pending concerning interconnection and resale obligations of CMRS providers. The FCC has tentatively concluded that (1) it would be premature to propose or adopt rules of general applicability requiring direct interconnection between CMRS providers; and
(2) imposing a resale obligation on most CMRS providers would be in the public interest. Such rules are not expected to have any material effect on Centennial Cellular.

      In 1994, the FCC issued a notice proposing to extend "equal access" obligations to all providers of cellular telephone service. Such a proposal would require cellular operators to provide customers with the capability of directly accessing the long-distance provider of their choice. To date, the FCC has rendered no final decision on the proposal. Centennial Cellular does not expect that an order to extend "equal access" would have a material effect on its business, but there can be no assurance that this will be the case.

Radiofrequency Emission Concerns

       Media reports have suggested that certain radiofrequency ("RF") emissions from portable cellular telephones might be linked to cancer. Centennial Cellular is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. The FCC currently has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. While the proposal would impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, it is anticipated that all cellular telephones currently marketed and in use will comply with those standards.


RADIO STATIONS

     The Company owns and operates three radio stations serving the Owensboro and Shepherdsville, Kentucky areas and the Evansville, Indiana area. The three radio stations share facilities and certain management personnel with the Company's cable system at that location. Century-ML (as defined below)owns two radio stations located in and serving areas of Puerto Rico. These radio stations share facilities and certain management personnel with Century-ML.

EMPLOYEES

     At May 31, 1995, the Company had approximately 2,300 employees. Certain of the employees of 16 of its cable systems, including three of its largest systems, are represented by unions. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

      The principal physical assets associated with the Company's cable television systems consist of operating plant and equipment, including signal receiving apparatus, headends and distribution systems and subscriber house drop equipment. The signal receiving apparatus typically includes a tower, antennas, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution system consists principally of fiber and coaxial cables and related electronic equipment. Subscriber devices consist principally of decoding converters. The physical components of cable television systems may require maintenance and periodic upgrading and rebuilding to keep pace with technological advances. The Company owns or leases property for receiving sites (antenna towers and headends), microwave facilities and business offices and owns most of its service vehicles.

      With respect to Centennial Cellular's cellular systems, Centennial Cellular owns or leases sales or administrative offices and sites for the MTSO's and cell sites. Centennial Cellular also leases office space at 1305 Campus Parkway, Neptune, New Jersey where it has its principal operations office. Cell sites typically include a tower and transmitting, receiving and signalling equipment and is connected by landline, microwave or other means to the cellular systems' computers in the MTSO.

      As of May 31, 1995, the Company leases approximately 25,000 square feet of office space at 50 Locust Avenue, New Canaan, Connecticut, where it has its corporate headquarters, pursuant to a lease which expires in 1997 and provides for monthly rental payments of approximately $48,600 through August 31, 1995 and $52,600 from September 1, 1995 to August 31, 1997.

      Centennial Cellular leases certain space for equipment in Puerto Rico from Century-ML Cable Corp. ("Century-ML"), which is 50% owned by the Company and 50% by an unaffiliated entity. The current annual rent is approximately $2,400. Further, Centennial Cellular leases certain office space in Puerto Rico to Century-ML for a current annual rent of $68,850. Further, Centennial Cellular is engaged in negotiation with Century-ML regarding the lease or use by Centennial Cellular of fibre plant and facilities of Century-ML for the alternative access business of Centennial Cellular. The Company believes that the above transactions and contemplated transactions between it and Centennial Cellular and/or Century-ML are or will be, as the case may be, on terms no less favorable to the Company or Century-ML than would be obtainable at that time in comparable transactions with unaffiliated parties.

      The Company considers the properties owned and leased by it to be suitable and adequate for its business operations.

ITEM 3.  LEGAL PROCEEDINGS.

      On January 13, 1988, five residents of Colorado Springs, Colorado brought a class action lawsuit against Colorado Springs Cablevision, Inc. ("CSCI"), an indirect 50% subsidiary of the Company, and other parties in the Colorado District Court of El Paso County, Colorado. The complaint alleged that the defendants violated provisions of the Colorado Springs Municipal Code prohibiting service discrimination and unreasonable rate differences, and of the Colorado Unfair Practices Act prohibiting predatory pricing and the imposition of different rates for the purpose of destroying competition, by charging lower rates for its services in one portion of Colorado Springs than it charges in the remainder of the City. The named plaintiffs requested certification to represent a class of CSCI subscribers charged the higher rates and sought recovery of three times the difference between those rates and the lower rates charged other subscribers with interest and costs from approximately April 1, 1986 to the date of judgment. On August 12, 1988, the District Court for El Paso County, Colorado granted CSCI's motion and dismissed the plaintiffs' complaint in its entirety with prejudice. The Court held that there is no private right of action under the Colorado Springs Municipal Code and that the plaintiffs lacked standing to pursue their claims under the Colorado Unfair Practices Act. On May 3, 1990, the Colorado Court of Appeals affirmed the lower court's ruling dismissing the complaint in its entirety. The Colorado Supreme Court agreed to review the decision of the Court of Appeals and subsequently on April 13, 1992 reversed the dismissal of the complaint and remanded the case back to the Court of Appeals for further proceedings to determine whether the complaint is subject to dismissal on other grounds.

      On November 5, 1992, the Court of Appeals issued a decision denying dismissal of the complaint and denied rehearing on January 7, 1993. CSCI sought review of this and related issues in the Colorado Supreme Court by petition for writ of certiorari, which was denied by order dated July 12, 1993. The Court of Appeals entered its Amended Mandate on July 16, 1993, by which this case has now been returned to the El Paso County District Court for further proceedings. Plaintiffs filed an Amended Complaint seeking to alter their theories of recovery in certain respects and CSCI has responded to that complaint. In March 1994, plaintiffs filed an amended motion for class certification. In June 1994, venue of the case was transferred from the El Paso County District Court to the District Court for the City and County of Denver.

      By Order dated December 2, 1994, the District Court denied plaintiffs' motion for class certification in its entirety. This ruling had the effect of limiting the case to the claims of the four remaining individual plaintiffs. The parties notified the court on April 19, 1995 that they were engaged in serious settlement negotiations.

      On August 25, 1995, the parties filed a joint stipulation for dismissal of this case with prejudice and informed the court that they had entered into a settlement agreement resolving all claims in this litigation. The parties' motion is pending before the court. The terms of the settlement would not have a material effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the Company's shareholders during the fiscal quarter ended May 31, 1995.

EXECUTIVE OFFICERS OF THE COMPANY.

      The names, ages and positions of all of the executive officers of the Company as of August 21, 1995 are listed below along with their business experience during the past five years. Officers serve at the discretion of the Board of Directors. Except as otherwise indicated below, the Company's officers were elected to their respective positions on December 5, 1985 following the incorporation of the Company as a holding company for
Century-Texas, and have held such positions at all times since December 5, 1985. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and except as otherwise indicated below, there are no family relationships between any executive officers or any directors of the Company.

      Leonard Tow, 67, has been Chairman of the Board of the Company since October 1989. He has also been a director and the Chief Executive Officer and Chief Financial Officer of the Company since its incorporation in December 1985, and of Century-Texas from the date of its organization in 1973 through December 1985. He also served as President and Chief Operating
Officer of the Company from December 1985 to October 1989, and as President of Century-Texas from 1973 through December 1985. Mr. Tow has been active in the cable television industry for approximately 28 years. He has also served as Chairman of the Board of Citizens Utilities since June 1990, as Chief Executive Officer of Citizens Utilities since July 1, 1990, and as a director of Citizens Utilities since April 1989. Mr. Tow holds a Ph.D. from Columbia University and is the husband of Claire L. Tow and the father of Andrew Tow.

      Bernard P. Gallagher, 48, has been a director of the Company since October 1990 and has been President and Chief Operating Officer of the
Company since October 1989. Mr. Gallagher has also been Chairman of the Board and Chief Executive Officer of Centennial Cellular since August 1991 and has been a director of Centennial Cellular since March 1991. From February 1990 to August 1991, Mr. Gallagher was President and Chief Operating Officer of Centennial Cellular. From 1979 to October 1989, Mr. Gallagher served in various financial and executive capacities at Comcast Corporation, a cable and cellular company, and its subsidiaries, including Vice President and Treasurer from November 1984 to October 1989.

      Andrew Tow, 36, has been a director of the Company since October 1992. Since February 1995, Mr. Tow has been Executive Vice President of the Company and Chairman of the Century Cable Television Division of the Company. During the current fiscal year, Mr. Tow has been living and working in Australia overseeing the Company's investment in the pay television business in that country. From 1991 to 1995, Mr. Tow was Senior Vice President of the Company and President of the Century Cable Television Division of the Company. He was a Vice President of the Company from August 1989 to June 25, 1991. He has been involved in the operations of the Company since its incorporation in December 1985 and with Century-Texas since October 1984. Andrew Tow is the son of Leonard and Claire Tow.

      Michael G. Harris, 49, has been Senior Vice President- Engineering of the Company since June 26, 1991, and was Vice President, Engineering of the Company since its incorporation in December 1985. He was Director of Engineering of Century-Texas from 1973 to 1982 and Vice President, Engineering of Century-Texas from 1982 to December 1985. Mr. Harris has also been Senior Vice President, Engineering of Centennial Cellular since August 1991, and was Vice President, Engineering of Centennial Cellular from the date of its incorporation in 1988 to August 1991.

     Scott N. Schneider, 37, has been a director of the Company since October 1994 and Senior Vice President and Treasurer of the Company since June 26, 1991, and has been an Assistant Secretary of the Company since October 1986. He was a Vice President of the Company from October 1986 to June 25, 1991 and was Controller of the Company from December 1985 to June 25, 1991. He was Controller of Century-Texas from December 1982 to December 1985. Mr. Schneider has also been Senior Vice President, Chief Financial Officer and Treasurer of Centennial Cellular since August 1991. He was a Vice President and Controller of Centennial Cellular from the date of incorporation in 1988 to August 1991.

      Daniel E. Gold, 59, has been a Senior Vice President of the Company and President of the Century Cable Television Division of the Company since February 1995. From July 1994 to January 1995 he was Chief Executive Officer of the American Society of Composers, Authors and Publishers. Mr. Gold was Senior Vice President, Operations, of the Century Cable Television Division of the Company from 1991 to June 1994. Mr. Gold was President and Chief Executive Officer of the eight television station group of Knight Ridder Broadcasting Company from 1985 to 1990, and was President and Chief Operating Officer of Comcast Corporation from 1980 to 1985. Between 1960 and 1980 Mr. Gold held a variety of positions in the areas of government, law and broadcasting.

      Claire L. Tow, 64, has been Senior Vice President and a director of the Company since February 1988. She has been involved in the operations of the Company since its incorporation and with Century-Texas since its incorporation. Mrs. Tow is the wife of Leonard Tow and the mother of Andrew Tow.

      David Z. Rosensweig, 69, has been a director and the Secretary of the Company since its incorporation in December 1985 and of Century-Texas from 1982 to December 1985. Mr. Rosensweig has also been a director and Secretary of Centennial Cellular since its incorporation in 1988. He is a member of the New York law firm of Leavy Rosensweig & Hyman.

     Douglas W. Paul, 41, has been a Vice President of the Company since June 1988. He has also been Vice President, Legal of Centennial Cellular since August 1991 and was a Vice President of Centennial Cellular from the date of its incorporation in 1988 to August 1991. From February 1987 to April 1988 he was General Counsel and Secretary of Essex Communications Corp., a cable company.

      Robert J. Larson, 36, has been Vice President - Controller of the Company since October 1994, was Controller of the Company from June 26, 1991 to 1994 and was Assistant Controller from 1989 to June 25, 1991. Mr. Larson has been Vice President - Accounting and Administration of Centennial Cellular since March 1995 and was Vice President - Controller of Centennial Cellular from October 1994 to March 1995, Controller of Centennial Cellular from 1990 to October 1994, and was Assistant Controller of Centennial
Cellular from 1989 to 1990. Prior to joining the Company and Centennial Cellular, Mr. Larson was a manager with Deloitte & Touche.

     William J. Rosendahl, 50, has been a Vice President of the Company since October 1987 and was Director of Corporate Affairs from January 1987 to
October 1987. Prior to that time, he was Director of Corporate Affairs of Group W Cable, Inc., a cable company.


                                 PART II


ITEM  5.    MARKET  FOR  REGISTRANT'S COMMON EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

Market Information

      The Class A Common Stock commenced trading on The Nasdaq Stock Market ("Nasdaq") under the symbol CTYA on January 5, 1995. Prior to such date, the Class A Common Stock was traded on the American Stock Exchange ("AMEX"). There is no established public market for the Class B Common Stock. The table set forth below lists the high and low sale prices for the Class A Common Stock reported on the AMEX for the period from July 1, 1993 through January 4, 1995, and on Nasdaq for the period from January 5, 1995 through June 30, 1995. The prices set forth below have not been adjusted to give effect to the 5% stock distribution paid to holders of record on July 15, 1993 and the 3% stock distribution paid to holders of record on November 10, 1993. The following table sets forth, for the indicated calendar quarters, the closing price range of the Class A Common Stock as furnished by AMEX and/or Nasdaq.

     1993                          High         Low
     Third Quarter              $  9.75       $7.13
     Fourth Quarter               14.25        9.00

     1994
     First Quarter                12.00        8.75
     Second Quarter                8.88        7.13
     Third Quarter                 9.75        7.00
     Fourth Quarter                9.25        6.25

     1995
     First Quarter                10.13        7.25
     Second Quarter               10.13        7.63

      On August 21, 1995, the last sale price of the Class A Common Stock, as reported on Nasdaq, was $10.00 per share. At August 21, 1995, there were approximately 948 holders of record of shares of Class A Common Stock and four holders of record of shares of Class B Common Stock.


Stock Distributions and Dividend Policy

      In recent years, in recognition of improvements in earnings before depreciation, amortization, interest and taxes ("operating cash flow"), the Company has from time to time made pro rata distributions of common stock to its stockholders. The effect of such distributions is to increase the number of shares outstanding and reduce the proportionate investment in the Company represented by each share. For accounting purposes, since the Company continues to report net losses and has an accumulated deficit, an amount equal to the aggregate par value ($.01 per share) of the shares distributed is transferred from additional paid in capital to the common stock account. If the Company had retained earnings, the accounting treatment would be to transfer an amount equal to the market value of the shares issued from retained earnings to additional paid-in capital. Since the Company has neither retained earnings nor current earnings, the stock distributions represent a reallocation of the shareholder's investment over an increased number of shares and do not represent distributions of corporate earnings and profits.

      The Company has never paid a cash dividend on its common stock. The Company is currently restricted from paying cash dividends by certain of its debt instruments. Its ability to do so is further limited by provisions of credit agreements entered into by certain of its subsidiaries that limit the amount of cash that may be upstreamed to the Company.


ITEM 6.  SELECTED FINANCIAL DATA.

      The selected consolidated financial data set forth below for the five years ended May 31, 1995 have been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


                                              Year ended May 31,
                           1995        1994      1993      1992      1991
                          (Dollars  in thousands except per  share amounts)
Statement of Operations
   Data
Revenues               $  416,687 $ 374,599  $ 345,131  $312,317    $277,049
Cost of services          103,673    83,132     80,715    77,375      68,623
Selling, general and
  administrative          110,381    82,368     71,027    67,448      59,559
Regulatory restructuring
  charge                    4,000        --         --        --          --
Depreciation and
  amortization            171,931   151,296    138,547   129,810    116,364
                          389,985   316,796    290,289   274,633    244,546
Operating income           26,702    57,803     54,842    37,684     32,503
Interest expense          139,001   121,698    112,294   116,516    132,498
Other expense               2,400        --      7,144        --     21,702
Loss before income tax
  benefit,minority
  interest and
  extraordinary item    (114,699)  (63,895)   (64,596)  (78,832)  (121,697)
Income tax benefit        (8,061)   (5,633)   (12,401)   (8,291)   (33,331)
Loss before minority
  interest and
  extraordinary item    (106,638)  (58,262)   (52,195)  (70,541)   (88,366)
Minority interest in
  loss of subsidiaries     24,013    16,335     14,404    14,395      8,071
Loss before
  extraordinary item     (82,625)  (41,927)   (37,791)  (56,146)   (80,295)
Extraordinary item-loss
  on early retirement
  of debt                     --        --         --     9,888         --

Net loss                $(82,625) $(41,927)  $(37,791) $(66,034)  $(80,295)
Dividend requirements
  on subsidiary
  convertible redeemable
  preferred  stock     $    4,419 $  5,838   $  5,883  $  4,809  $      --
Loss applicable to common
 shares                $ (87,044) $(47,765) $ (43,674) $(70,843) $ (80,295)
Loss per common share:
  Loss before extra-
  ordinary item        $  (1.01)  $ (0.53)  $   (0.49) $  (0.69) $    (0.92)
  Extraordinary item          -         -           -     (0.11)          -
Loss                   $  (1.01)  $ (0.53)  $   (0.49) $  (0.80) $    (0.92)
Weighted average
  number of common
  shares outstanding
  during the period  86,277,000 89,381,000 88,652,000  88,032,000  87,718,000

                                      Year ended May 31,
                   1995        1994        1993        1992           1991
                                   (Dollars in thousands)
Balance
  Sheet Data
Total assets   $2,004,417  $1,350,426  $1,303,484    $1,357,975   $1,192,328
Long-term
 debt           1,741,143   1,270,989   1,167,423     1,174,871    1,220,674
Common
 stockholders'
  deficiency    (351,645)   (243,628)   (215,238)     (178,342)    (171,349)




      See Note 3 of the consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations (Dollar Amounts in Thousands except   subscriber  and
share data)

Historically, the Company has earned its revenues primarily from subscriber fees for services provided by its cable television systems and from the operations of four radio stations. In addition, the Company's 32.7% owned subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers of twenty-eight cellular telephone systems in three geographic areas. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented. See Notes 1 and 17 to the consolidated financial statements.

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

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's second revision to its rate formula. As a result, the Company experienced a further decrease in the regulated portion of its services for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline was offset in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel service and so called "external costs" as delineated in the rules. The
Company anticipates that the bulk of such price adjustments will become effective during the first fiscal quarter of the year ending May 31, 1996.






Fiscal Years Ended May 31, 1995 and May 31, 1994

Revenue for the year ended May 31, 1995 increased by $42,088, or 11.2%, over the year ended May 31, 1994. Revenue from cable television operations increased by $13,042, or 4.1%, over the year ended May 31 1994 as a result of increases in the number of cable television subscriptions. Acquisitions of cable television systems accounted for 60.2% of the increase, or $7,846. The increase was partially offset by a decline in revenues related to the implementation of rate regulations established by the FCC pursuant to the 1992 Cable Act. Average primary basic cable television subscribers ("Basic Subscribers") for the year ended May 31, 1995 were approximately 995,000 as compared to approximately 941,200 during the year ended May 31, 1994, an increase of 5.7%. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $33.11 during the year ended May 31, 1995, as compared to approximately $33.49 during the prior year, a decrease of 1.1%.

Revenue from cellular telephone operations for the year ended May 31, 1995 increased by $29,046 or 51.5%, over the year ended May 31, 1994, primarily as a result of growth in subscriptions to cellular telephone service. In addition, acquisitions of twelve cellular telephone markets accounted for approximately $13,617 or 46.9% of the increase in cellular telephone revenue.

Costs and expenses excluding depreciation and amortization for the year ended May 31, 1995 increased by $52,554 or 31.8% over the year ended May 31, 1994. Cost of services for the year ended May 31, 1995 increased by $20,541 or 24.7% over the corresponding period in the prior year, while selling, general and administrative expenses increased by $28,013 or 34.0%. Cost of services of the Company's cable television operations increased by $11,813 an increase of 16.9%, while selling, general and administrative expenses of the Company's cable television operations for the year ended May 31, 1995 increased to $84,326, an increase of $19,745 or 30.6% over the $64,581 in the year ended May 31, 1994. The principal reason for these increases was expenditures associated with the implementation of the 1992 Cable Act. In addition, the Company expanded its managerial, customer service and marketing efforts to accommodate the increased customer service and technical standards imposed by the 1992 Cable Act. The Company expects that during fiscal 1996 it will continue to incur incremental costs associated with implementation of, and compliance with, the 1992 Cable Act.

Cost of services related to the cellular telephone operations during the year ended May 31, 1995 was $22,152, an increase of $8,728 or 65.0% as compared to the year ended May 31, 1994. The reason for the increase was the larger number of retail sales of telephones and the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network and acquisitions completed during the fiscal year ended May 31, 1994 and 1995.

Selling, general and administrative expenses related to the cellular telephone operations rose to $26,055, an increase of $8,268 or 46.5% above the $17,787 recorded during the year ended May 31, 1994. Primarily, the variable costs associated with a larger revenue base and acquisitions made during fiscal 1994 and the year ended May 31, 1995 contributed to the increase. Secondarily, the increase was the result of Centennial increasing its managerial, customer service and sales staff to accomodate the current and anticipated growth of its wireless telephone business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cellular telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired wireless telephone markets will contribute to an increase in these costs and expenses.

The Company recorded a one time charge of $4,000 in the fourth quarter of 1995 in accordance with a plan adopted to restructure the Company's cable television operations in response to recent FCC mandated rules. The charge includes related employee severance costs, coincident with the restructuring. The restructuring charge was substantially cash in nature and did not result in the writeoff of the Company's assets.

Depreciation and amortization for the year ended May 31, 1995 increased by $20,635 or 13.6% over the year ended May 31, 1994. The cellular telephone operations and acquisitions accounted for $17,990 of this increase; the cable television operations accounted for $2,645.

Operating income for the year ended May 31, 1995 decreased by $31,101 or 53.8% below the year ended May 31, 1994. The cellular operating loss for the year ended May 31, 1995 of $28,430 increased by $5,940 or 26.4% over the year ended May 31, 1994.

Interest expense for the year ended May 31, 1995 increased by $17,303 or 14.2% as compared with the year ended May 31, 1994 reflecting higher average debt levels offset to some extent by lower interest rates in effect during the year ended May 31, 1995. For the year ended May 31, 1995, the average debt outstanding was approximately $1,444,000 or $220,000 above the average outstanding debt balance of $1,224,000 during the year ended May 31, 1994. The cellular operations accounted for $34,947 or 15.9% of the increase. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 9.8% in the year ended May 31, 1995 as compared to approximately 10.5% in the year ended May 31, 1994. The decrease in such rates is the result of a higher proportion of the Company's debt associated with bank credit agreements. Interest on bank financings are based upon short-term floating rates which during the period were below those of the Company's fixed rate financings. At May 31, 1995, the Company's effective weighted average variable interest rate on its bank credit agreements was approximately 6.8%. Additionally, as described below interest expense related to the Company's interest rate hedge agreements declined during the year ended May 31, 1995. During the year ended May 31, 1995, the Company incurred interest expense of $2,794 in respect of the interest rate hedge transactions compared to interest expense of $6,009 in respect of the interest rate hedge transactions in the year ended May 31, 1994. See "Liquidity and Capital Resources". Centennial's weighted average interest rate declined to 9.2% for the year ended May 31, 1995 from 9.5% for the year ended May 31, 1994.

After losses attributable to minority interests in subsidiaries for the year ended May 31, 1995, a pretax loss of $90,686 was incurred, as compared to a pretax loss of $47,560 for the year ended May 31, 1994 The income tax benefit of $8,061 for the year ended May 31, 1995 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the year ended May 31, 1995 and 1994.

The net loss for the year ended May 31, 1995 of $82,625 represents an increase of $40,698 or 97.1% over the loss for the year ended May 31, 1994. The Company expects net losses to continue until such time as the operations of the cellular telephone systems, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Fiscal Years Ended May 31, 1994 and May 31, 1993

Revenue for the fiscal year ended May 31, 1994 increased by $29,468 or 8.5%, over the fiscal year ended May 31, 1993. Revenue from cable television operations increased by $16,281 or 5.4%, over the corresponding fiscal year as a result of increases in the number of cable television subscriptions and in the subscriber revenues for cable television services. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended May 31, 1994, were approximately 941,200 as compared to approximately 919,000 during the twelve-month period ended May 31, 1993, an increase of 2.4%. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $33.49 during the twelve months ended May 31, 1994, as compared to approximately $32.77 during the prior twelve month period, an increase of 2.2%.

Revenue from cellular telephone operations for the fiscal year ended May 31, 1994 increased by $13,187 or 30.5%, over the fiscal year ended May 31, 1993, primarily as a result of growth in subscriptions to cellular telephone service.

Costs and expenses excluding depreciation and amortization for the fiscal year ended May 31, 1994 increased by $13,758 or 9.1% over the fiscal year ended May 31, 1993. Cost of services for the fiscal year ended May 31, 1994 increased by $2,417 or 3.0% over the corresponding period in the prior year, while selling, general and administrative expenses increased by $11,341 or 16.0%. Cost of services of the Company's cable television operations increased by $15, while selling, general and administrative expenses of the Company's cable television operations for the fiscal year ended May 31, 1994 increased to $64,578 an increase of $8,793 or 15.8% over the $55,785 in the fiscal year ended May 31, 1993. The principal reason for the increased selling, general and administrative costs was expenditures associated with the implementation of the 1992 Cable Act. In addition, the Company expanded its managerial, customer service and marketing efforts to accommodate the increased customer service and technical standards imposed by the Cable Act.

Depreciation and amortization for the fiscal year ended May 31, 1994 increased by $12,749 or 9.2% over the fiscal year ended May 31, 1993. The cellular telephone operations and acquisitions accounted for 37.7% or $4,807 of this increase and the balance reflects capital expenditures made during fiscal 1993 and during the fiscal year ended May 31, 1994.

Operating income for the twelve months ended May 31, 1994 increased by $2,961 or 5.4% over fiscal 1993. The cellular operating loss for the fiscal year ended May 31, 1994 of $22,490 decreased by $3,433 or 13.2% below 1993 fiscal year.

Interest expense for the fiscal year ended May 31, 1994 increased by $9,404 or 8.4% as compared with fiscal year 1993 reflecting higher average debt levels as well as higher interest rates in effect during the fiscal year ended May 31, 1994. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 10.9% in the fiscal year ended May 31, 1994 as compared to approximately 9.5% in the prior fiscal year. The increase in such rates is the result of fixing the interest rate of substantially all of the related debt through either long-term fixed rate financings or interest rate hedge transactions, the effects of which are reflected in the foregoing rates. At May 31, 1994, the Company's effective weighted average variable interest rate on its bank credit agreement was approximately 6.8%. During the fiscal year ended May 31, 1994, the Company incurred interest expense of $6,009 in respect of the interest rate hedge transactions compared to interest expense of $9,755 in respect of the interest rate hedge transactions in the prior fiscal year. See "Liquidity and Capital Resources". Centennial's weighted average interest rate increased from 9.2% for the fiscal year ended May 31, 1993 to 9.5% for the fiscal year ended May 31, 1994.

After losses attributable to minority interests in subsidiaries for the fiscal year ended May 31, 1994, a pretax loss of $47,560 was incurred, as compared to a pretax loss of $50,192 in the fiscal year ended May 31, 1993. The income tax benefit of $5,633 for the fiscal year ended May 31, 1994 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the fiscal year ended May 31, 1994. The tax benefit of $12,401 for the fiscal year ended May 31, 1993 was calculated in accordance with Financial Accounting Standards Board Statement No. 109.

The net loss for the fiscal year ended May 31, 1994 of $41,927 represents an increase of $4,136 or 10.9% over the loss for the prior fiscal year. Included in the net loss for the fiscal year ended May 31, 1993, is a charge of $7,144 related to the early termination of certain interest rate hedge agreements related to the refinancing of one of the Company's bank credit agreements, and the subsequent reduction of floating rate debt to which such agreements were matched. The Company expects net losses to continue until such time as the operations of the cellular telephone systems, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Liquidity  and  Capital Resources (Dollar Amounts in Thousands  except  Share
Data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired twenty eight cellular telephone markets which it owns and manages, all of which are considered to be in the start-up or early development phase of operations, and equity investment interests in certain other cellular telephone systems. On March 13, 1995, Centennial successully bid for one of two Metropolitan Trading Area
(MTA) licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Since both the cable television and wireless telephone activities are capital intensive, the Company continues to seek various sources of financing to meet its needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities of the Company and its subsidiaries. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $975,000 of potential borrowing capacity as of August 4, 1995.

The Company's internally-generated cash along with third party financing, primarily bank borrowings and the issuance of public debentures, has enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. In addition, Centennial has funded certain of its obligations through the sale of equity securities to third parties. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with expanded bank lines of credit, through the issuance of debt securities in the public market and through private institutions as well as internally generated cash flow. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future. Certain of the debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of indebtedness.

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and start-up expenditures for the wireless telephone systems. During the fiscal year ended May 31, 1995 the Company made capital expenditures of $109,737 as compared to $55,024 for the prior fiscal year. During the fiscal year ended May 31, 1995, Centennial made capital expenditures of $17,538 or 16.0% of the Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it is anticipated that the level of capital expenditures for its cable television systems exclusive of those related to acquisitions described herein will decline to an annualized rate of approximately $70,000. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Cellular telephone capital projects include the addition of cell sites for greater coverage areas as well as enhancements to the existing infrastructure of the cellular system. Centennial expects capital expenditures for its cellular telephone markets of $20,000 over the next fiscal year. Centennial during fiscal 1996 will begin construction of its PCS network in Puerto Rico. Centennial currently estimates that the cost to build out the infrastructure of its PCS network will be approximately $75,000 in the aggregate over the next three years, approximately $55,000 of which will be incurred during fiscal 1996. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

For the fiscal year ended May 31, 1995, earnings were less than fixed charges by $119,118. However, such amount reflects non-cash charges totaling $176,350, consisting of depreciation and amortization of $171,931 and non-cash subsidiary preferred stock dividends of $4,419. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. It is anticipated that in the next fiscal year, cash generated from cellular telephone operations will not fully cover required capital expenditures and the debt service under its credit agreements and preferred capital stock dividends. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. In that regard, Centennial, during July of 1994 completed a rights offering to holders of its Class A and Class B common shares with net proceeds of $86,500.


The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

                                      Fiscal Year Ended May 31,
                                 1995              1994             1993
                           Amount     %      Amount    %       Amount   %
Net cash provided by
operating activities      $82,060   40.0 % $101,184   47.7% $ 71,791   38.2%
Interest paid (including
   debt issuance costs)    123,005  60.0    110,730   52.3   158,933   61.8
Net cash provided         $205,065 100.0 % $211,914  100.0% $187,724  100.0%

Principal uses of
net cash provided:
Interest paid (including
   debt issuance costs)   $123,005  60.0 % $110,730   52.3% $115,933   61.8%
Property, plant and
   equipment(excluding
   acquisitions)          109,737   53.3     55,024   25.9    45,280   24.1
Total                     $232,742 113.3 % $165,754   78.2% $161,213   85.9%
Cash  (required)
   provided              $(27,677) (13.3)% $ 46,160   21.8% $ 26,511   14.1%

Net cash provided by operating activities of $205,065 for the year ended May 31, 1995 and cash on hand were sufficient to fund the Company's expenditures for property, plant and equipment and debt service. In addition, funds provided by financing and investing activities of $188,662 were available for general corporate purposes. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.
The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

                                             Fiscal Year Ended May 31,
                                          1995         1994          1993

Proceeds from long-term borrowings     $ 761,984     $346,584     $ 742,927
Principal payments on long-term debt   (306,038)     (277,429)     (755,629)
Purchase of treasury stock             (110,092)           --            --
Issuance of common stock                  50,617        2,672         1,769
Joint venture contributions               25,871           --            --
Cash provided by (used in)
   financing activities                  422,342       71,827      (10,933)
Net capital (invested in) returned
   from equity investments                 (887)          896       (2,300)
Acquisition of and investments
  in cable television, wireless
  telephone systems, marketable
  securities and other assets           (232,793)    (117,447)     (11,159)
Cash available (required from)
  operating activities                 $ 188,662     $  (44,724)  $(24,392)

Financing and Capital Formation; The Company

On June 30, 1994, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company that owns the Company's interest in certain cable television systems that accounted for approximately 45% of the Company's consolidated operating cash flows in the year ended May 31, 1994, entered into a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility may be used for acquisitions, working capital and general corporate purposes. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 1/8% to 3/4% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 1/8% to 1 3/4% per annum based upon certain conditions, or (c) the average consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/4% to 1 7/8% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. The Company is in compliance with the terms of the credit facility.

On January 25, 1993, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company that owns the Company's interest in certain cable television systems that accounted for approximately 30% of the Company's consolidated operating cash flows in the year ended May 31,1993, entered into a three year, $300,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The repayment by the Company of its existing indebtedness discharged all of the Company's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0 to 1/2% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 to 1 1/2% per annum based upon certain conditions, or (c) the average of consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/8% to 1 5/8% per annum based upon certain conditions. The new credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. The Company is in compliance with the terms of the credit facility.

On August 7, 1995, CCC-I paid in full the balance due on the $300,000 credit facility with proceeds from a three year $525,000 unsecured revolving credit facility. The new credit agreement converts to a five year term loan on August 7, 1998. The repayment by CCC-I of its existing indebtedness
discharged  all  of  CCC-I's  obligations  under  its  then-existing   credit
agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 1/8% to 7/8% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 1/8% to 1 7/8% per annum based upon certain conditions, (c) the average of consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/8% to 1 7/8% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met.

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). The credit facilities required that at least 50% of outstanding debt under such facilities be hedged with agreements with an average life of three years. The Hedge Agreements are designed to limit the Company's exposure to the variable interest rate structure of the bank credit facilities. The Hedge Agreements are structured such that the Company pays a fixed rate of interest based upon a notional amount and in return receives a variable rate of interest based on either three (3) month or six (6) month LIBOR. At May 31, 1995, the aggregate notional amount of the Hedge Agreements was $115,000 with a weighted average interest rate of 8.12%. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements upon expiration.

On March 6, 1995, the Company issued $250,000 of ten year unsecured Senior Notes. The interest rate of these notes is payable semi annually at an interest rate of 9 1/2%. The maturity date of the notes is March 1, 2005. Costs associated with the offering of $4,983 were capitalized and will be written off on a straight-line basis over the life of the issue.

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of August 20, 1995, there was $252,000 available for issuance under this registration.

The Company on March 6, 1995, filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The statement was filed to permit the issuance of 3,581,632 shares of the Company's Class A Common Stock, such shares to be issued in connection with the acquisition of certain cable systems. (See Acquisitions). The registration statement is effective.

Financing and Capital Formation; Centennial

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

Centennial also distributed to the Company and Citizens, the holders of record of all of the shares of Centennial Class B Common Stock outstanding as of the Record Date, nontransferable subscription rights (the "Class B Rights") to subscribe for and purchase an aggregate of approximately 3,272,311 additional shares of Centennial Class B Common Stock. The Company and Citizens each exercised all of the Class B Rights distributed to them. The Company's obligation with respect to the exercise was $37,200. Such amount was paid by the Company on July 22, 1994. The net proceeds of approximately $86,500 from the rights offering (after deducting soliciting fees and expenses of approximately $2.7 million) were used by Centennial for general corporate purposes including the financing of working capital, capital expenditures and acquisitions.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At August 10, 1995, there were 4,465,896 shares available for issuance under this registration statement.

Centennial on April 6, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of May 31, 1995, $400,000 remained available for issuance.

On November 15, 1993, Centennial issued $250,000 eight year unsecured senior notes at an interest rate of 8 7/8% (the "8 7/8% Notes"). Centennial used $182,700 of the net proceeds to retire in full all principal amounts outstanding under the bank credit facility then in effect. The remaining amount of approximately $62,600 (after debt issuance costs) was used for general corporate purposes, including those described above. On May 11, 1995, Centennial issued $100,000 of ten year unsecured Senior Notes at an interest rate of 10 1/8% (the "10 1/8% Notes"). At May 31, 1995, the net proceeds of approximately $95,600 were available for general corporate purposes. Both debt instruments contain similar limitations on certain "restricted payments" included, but not limited to, dividends and investments in unrestricted subsidiaries and other persons. Further, the debt securities contain restrictions on the incurrence of certain additional debt and limitations on Centennial's ability to incur liens with respect to additional indebtedness.

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has substantially completed the development of its managerial, administrative and marketing functions, and is continuing the construction of cellular systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business is expected to be capital intensive, requiring network buildout costs of approxiately $75,000 over the next three years. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competetive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if operating cash flow does increase, it is anticipated that cash generated from Centennial's cellular telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in fiscal 1997 and required captial expenditures. Centennial anticipates that shortfalls may be made up either through debt and equity issuances or additional financing agreements that may be entered into by Centennial.

Acquistions - Cable Television

On  March  2,  1993,  the  Company and Citizens ("the Century/Citizens  Joint
Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $89,500 subject to adjustment. Citizens and the Company have agreed that they will own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. The obligations of the Century/Citizens Venture and the seller under the agreement are subject to the satisfaction of various closing conditions. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately
24,000 primary basic subscribers. The purchase price of approximately $51,900 was funded by the Company and Citizens equally.

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

Acquisitions - Centennial

On June 29, 1994, Centennial acquired the non-wireline cellular telephone system serving Jonesboro, Arkansas, representing approximately 201,000 Net Pops. The purchase price for this acquisition was $18,500 subject to adjustment, consisting of approximately $4,500 in cash and 700,670 registered shares of Centennial Class A Common Stock valued at approximately $14,000.

On June 30, 1994, Centennial acquired the non-wireline cellular telephone system serving Iberville, Louisiana, representing approximately 131,000 Net Pops. The purchase price for this acquisition was $12,100 consisting of approximately $750 in cash and 639,055 registered shares of Centennial Class A Common Stock valued at approximately $11,350.

On August 23, 1994, Centennial acquired the cellular telephone systems serving Louisiana RSA #3, Louisiana RSA #4 and Mississippi RSA #8, representing an aggregate of approximately 381,500 Net Pops. The purchase price for the acquisition was $45,500, subject to adjustment, consisting of approximately $8,000 in cash and 2,345,953 registered shares of Centennial's Class A Common Stock valued at $37,500.

On September 21, 1994, Centennial acquired the non-wireline cellular telephone system serving Jackson, Iowa, representing approximately 107,800 Net Pops. The purchase price for this acquisition was $15,500 consisting of approximately $5,000 in cash and 611,354 shares of Centennial Class A Common Stock valued at approximately $10,500.

On September 30, 1994, Centennial acquired the non-wireline cellular telephone license serving the Huntington-Marion, Indiana market representing approximately 145,200 Net Pops. The purchase price for this acquisition was approximately $18,400 consisting of approximately $4,500 in cash and 844,863 registered shares of Centennial Class A Common Stock valued at approximately $13,900.

On October 24, 1994, Centennial acquired the non-wireline cellular telephone system serving Louisiana RSA #7, representing approximately 170,900 Net Pops. The purchase price for the acquisition was $17,000, consisting of approximately 998,167 registered shares of Centennial Class A Common Stock valued at $17,000.

On April 18, 1995, Centennial acquired the non-wireline cellular telephone systems serving Michigan RSA #6 and Michigan RSA #7 representing an aggregate of approximately 352,600 Net Pops. The aggregate purchase price for these markets was $42,960, subject to adjustment, consisting of 898,000 registered shares of Centennial Class A Common Stock (valued at $20 per share, subject to post-closing adjustment based on the price performance of the Centennial Class A Common Stock) and approximately $25,000 in cash.

On June 30, 1995, Centennial acquired the non-wireline cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana, (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by Centennial in exchange for Centennial's non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,452 subject to adjustment.

In summary, during fiscal 1995, Centennial acquired 10 markets covering 1,489,900 Net Pops. The aggregate purchase price for these acquisitions was $173,860. The purchases were funded with cash in the amount of $51,761 and 7,023,383 shares of Centennial Class A Common shares valued at $122,099

Centennial is negotiating definitive purchase and sale agreements based upon a letter of intent which was executed on May 30, 1995 to (i) obtain a controlling interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA in exchange for Centennial's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA and a cash payment by Centennial of approximately $5,200, subject to adjustment, and
(ii) obtain minority interests in the Elkhart, Indiana and Lake Charles, Louisiana MSAs for a cash payment of approximately $2,950. Centennial's obligation to consummate these transactions is subject to the execution of the definitive purchase and sale agreements which will contain various closing conditions, including FCC and other regulatory approvals. There can be no assurance that the definitive purchase agreements will be executed, or if executed, that the closing conditions set forth therein will be satisfied.

Centennial Personal Communications Services ("PCS")

Centennial was the successful bidder for one of two Metropolitan Trading Area
(MTA) licenses to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted by Centennial was $54,672. A non-refundable deposit of $10,934, representing approximately 20% of the purchase price, was made in connection with the bid, and the balance of $43,738, was paid on June 29, 1995. Centennial currently estimates that the cost to build out the infrastructure of the systems will be approximately $75,000, in the aggregate over the next three years. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

Centennial also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service. The issuance of the authorization is being challenged by the local telephone service provider based on a claim to a statutory monopoly in the provision of intrastate telecommunications services. Centennial is actively defending the authorization against the challenge. There is no assurance that the matter will be decided in Centennial's favor.

Centennial's participation in the PCS business is expected to be capital intensive, requiring network buildout costs of approximately $75,000 over the next three years. In addition, due to the startup nature of the PCS business, the Company expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability.

Investments

Australian Pay Television

Since fiscal 1994, the Company has invested through a wholly-owned subsidiary approximately $92,206 in East Coast Pay Television Pty. Limited, an Australian company ("ECT"), which is pursuing opportunities to own, operate and invest in pay television services in Australia (which is an emerging pay television market). Such investment was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. In conjunction with such interest, the Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into management agreements with ECT and has agreed to fund up to an aggregate of $20 ,000 for certain costs and working capital requirements.

ECT, through a wholly owned subsidiary, owns Satellite Subscription Broadcast License A ("Satellite License A"), one of only three licenses which may be granted by Australian authorities prior to July 1997 for direct-to-home ("DTH") satellite television broadcasting and which allows ECT to offer four channels of programming via DTH satellite. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B, the second of the three licenses currently available in Australia for DTH satellite television broadcasting, which allows it to offer four channels of programming via DTH satellite. ECT and Australis have entered into agreements pursuant to which ECT will offer its four channels of programming (the "License A Package") for distribution individually as a single four channel package or as part of Australis' multi-channel basic programming package known as the GALAXY Package. The programming is distributed via DTH satellite, microwave multi-point distribution system ("MDS") and other transmission technologies. The GALAXY Package will be distributed by Australis through its distribution facilities in six largest capital cities in Australia and in regional Western Australia and by its Franchisees to substantially all of the remaining population of Australia.

The distribution arrangements are subject to an agreement with Australis, which is subject to regulatory review and approval, pursuant to which ECT has the right to receive 25% of Australis' adjusted net cash flow from broadcasting services and operations. Such percentage may be adjusted downward depending upon whether ECT elects to fund a specified portion of any funds expended by Australis to establish transmission, subscriber management, customer service and certain other facilities as provided for in the agreement. Notification has been received from one of the regulatory authorities that certain aspects of this agreement raise concerns. Discussions regarding such concerns are continuing and no assurance can be given as to the ultimate outcome.

ECT, Australis and its other two Franchisees have acquired control of substantially all of the currently issued licenses which can be used for transmission of pay television programming via MDS in Australia. ECT owns or controls all of the currently issued licenses which entitle it to transmit pay television programming via MDS in most of coastal New South Wales and all of Tasmania (including Wollongong, Hobart and Newcastle, Australia and surrounding areas) (the "ECT Franchise Areas") and has entered into a franchise agreement with Australis pursuant to which it has the exclusive right (and is obligated) for at least a ten year period (with an option to renew for an additional ten years) to deliver in each of the ECT Franchise Areas any subscription broadcast service supplied by Australis, including the GALAXY Package. As of December 1994, the ECT Franchise Areas contained approximately 717,000 households or approximately 13% of all Australian households.

Programming for the License A Package is provided by XYZ Entertainment Pty. Limited ("XYZ"), a joint venture in which the Company holds a 25% interest. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc., a leading international provider of pay television services which holds interests in two other Franchisees of Australis. Programming provided by XYZ includes Discovery Australia, a documentary, adventure, history, and lifestyle channel; Red, a music video channel; Max/Classic Max, a children and family channel; and Arena, a general entertainment channel.

The Company has also acquired an approximate 2% economic interest in Australis for approximately $10,000.

ECT has entered into a long-term agreement with FOXTEL pursuant to which FOXTEL has agreed to distribute the License A Package as well as two additional channels throughout Australia over FOXTEL's proposed cable television network. FOXTEL, a joint venture between Telstra Corporation Limited, the government-owned Australian national telecommunications carrier, and The News Corporation Limited, a major international media and entertainment company, owns the remaining 50% of XYZ.

The Australian operations described above are expected to be capital intensive requiring funds for the buildout of the franchise infrastructure, maintenance of its satellite distribution business, and the development of its programming. In order to meet such requirements, ECT is currently evaluating various financing alternatives including bank borrowings, debt or equity issuances in the public and private markets and other financing resources, including funding from the Company. There is no assurance ECT will be successful in obtaining such funding on favorable terms.

The assets associated with the investments in Australia are in the development stage and not yet operational. As of May 31, 1995, the Company has an aggregate investment in the Australian pay subscription television business of approximately $107,945.

Stock Repurchase

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

On April 1, 1993, the FCC announced the adoption of rate regulations which became effective September 1, 1993. Under those regulations, rates must be evaluated initially against "competitive benchmarks" and are generally subject to rollbacks if they exceed the benchmark levels. On February 22, 1994, the FCC adopted further rate reductions effective May 15, 1994 based on complex formulas and revised benchmarks. Future rate increases will be subject to price caps, with rate increases limited to the general rate of inflation and certain increases in system costs. Notwithstanding the foregoing, the cable operator is afforded the opportunity to defend rates in excess of these benchmarks based on utility-type cost-of-service rate regulation. Cable systems are also required to unbundle all equipment charges and base those charges on "actual cost" plus permitted mark-up. On November 10, 1994, the FCC adopted two refinements to its rate regulation rules in an effort to create incentives for the addition of new programming services.The first, starting January 1, 1995, permits cable operators to charge 20 cents per subscriber, plus the cost of programming, for each new channel added, up to six channels, to certain regulated service tiers. The maximum total rate increase for such channel additions is $1.50 through December 31, 1996, and the maximum number of channels which can use this pricing method is six (a seventh channel can be added in 1997, bringing the total price increase to $1.70). The second, under certain conditions, cable operators can create "New Product Tiers" made up of services not previously carried on the system, and such tiers will not be rate regulated. Court challenges to the FCC regulation are pending.

In view of the continuing changes to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. The Company's cable operations have sustained higher operating costs in administering additional regulatory burdens. Such increased costs are expected to continue. Although the financial impact of the 1992 Cable Act cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law will have a negative impact on the Company. Further, in complying with the benchmark regulatory for the period September 1, 1993 to May 15, 1994, the Company, on a franchise basis, was required to reduce regulated service rates such that the "average monthly subscriber bill" for all cable service subject to rate regulation (including, but not limited to basic service, cable programming service not offered on a per channel basis, secondary outlets, converters and remote control units, installation and service charges) was reduced by an amount of up to 10% of such charges as of September 1992. Under the new FCC benchmarks, additional reductions were required no later than July 14, 1994. These new benchmarks are intended generally to reduce rates to a level 17% below September 1992 rates, subject to various adjustments. Where rates are found to exceed the permitted levels, the Company will be subject to refunds and other penalties. The extent of the anticipated decline in revenues and any potential refunds or penalties cannot be determined at this time, but could have a negative impact on the Company.

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

Pending Telecommunications Legislation

Both the U.S. Senate and House of Representatives have recently passed telecommunications bills and such legislation is likely to be enacted into law this year. Although the final form of this legislation has not yet been determined, it would, if adopted as anticipated, result in very significant changes in laws and regulations applicable to cable television companies, telephone companies and many other providers of communication services. Generally, the legislation would eliminate the cross-ownership restrictions between telephone companies and cable operators, subject to certain conditions. This would permit telephone companies to provide cable television cable services to subscribers within their telephone service area over telephone or other facilities, and cable operators would be permitted to provide telephone services under certain circumstances. In addition, the legislation would provide some deregulation of cable television, but would also impose some additional obligations and expense on cable operators, including higher pole attachment fees. While the full impact of this legislation cannot be predicted at this time, the Company anticipates that it will face increased competition from telephone companies which generally have significantly greater financial resources than the Company.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption "1. Index of Financial Statements" in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      During the two fiscal years ended May 31, 1995, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial disclosure.
                                  PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1995 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION.

      The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation and Other Information" in the Proxy Statement and is incorporated in this Item 11 by reference.


ITEM   12.    SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS   AND
MANAGEMENT.

     The information with respect to the security ownership of (1) beneficial owners of more than 5% of the Class A Common Stock, (2) the directors or nominees for director of the Company, (3) each of the top five executive officers and (4) all directors and officers of the Company as a group that is required to be included pursuant to this Item 12 will be included under the captions "Principal Shareholders", "Election of Directors" and "Executive Compensation and Other Information -- Beneficial Ownership by Management" in the Proxy Statement and is incorporated in this Item 12 by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Class A Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 will be included under the caption "Executive
Compensation and Other Information -- Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated in this Item 13 by reference.
                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.  Index of Financial Statements

     The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                         Page

          Independent Auditors' Report                    F-
          Consolidated Balance Sheets                     F-
          Consolidated Statements of Operations           F-
          Consolidated Statements of Common Stockholders'
            Deficiency                                    F-
          Consolidated Statements of Cash Flows           F-
          Notes to Consolidated Financial Statements      F-

     2.   Financial Statement Schedule

      The following financial statement schedule is included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)2 by reference:

                                                         Page

  Schedule VIII    -     Valuation and qualifying accounts        S-



                        INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Century Communications Corp.
New Canaan, Connecticut

      We have audited the accompanying consolidated balance sheets of Century Communications Corp. and Subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, common stockholders' deficiency and cash flows for each of the three years in the period ended May 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Communications Corp. and Subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in marketable equity securities to comply with Financial Accounting Standards Board Statement No. 115 during the year ended May 31, 1995.



DELOITTE & TOUCHE LLP

Stamford, Connecticut
August 18, 1995



CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands

                                                                           May 31,
                                                                   1995               1994
ASSETS
Current assets:

       Cash and short-term investments                        $    228,764       $     67,779

       Accounts receivable less allowance for doubtful
           accounts of $2,144 and $1,952, respectively              24,516             18,219

       Prepaid expenses and other current assets                     4,919              4,058

       Total current assets                                        258,199             90,056

Property, plant and equipment - net                                508,043            419,612

Investment in marketable equity securities                          46,671             26,905


Equity investments in cable television and cellular telephone
    systems - net                                                  220,563            176,908

Debt issuance costs, less accumulated amortization of
     $7,695 and $4,370, respectively                                31,020             20,270

Cable television franchises, less accumulated amortization of
     $236,409 and $204,391, respectively                           246,455            168,133

Wireless telephone licenses, less accumulated amortization of
     $146,305 and $104,000, respectively                           394,184            220,366

Excess of purchase price over value of net assets acquired,
     less accumulated amortization of $46,629 and $38,854          277,616            210,383
     respectively

Other assets                                                        21,666             17,793

                                                              $  2,004,417       $  1,350,426






See notes to consolidated financial statements



CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(continued)
Amounts in Thousands (Except Share Data)

                                                                                May 31,
                                                                        1995               1994
LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
   Current maturities of long-term debt                            $      7,450       $      2,866
   Accounts payable                                                      68,937             19,262
   Accrued interest payable                                              29,068             18,431
   Other accrued expenses                                                42,668             31,989
   Customers' deposits and prepayments                                   13,203             10,706
        Total current liabilities                                       161,326             83,254

Long-term debt                                                        1,741,143          1,270,989
Deferred income taxes                                                   126,235             65,410
Minority interest in subsidiaries                                       157,625             16,829

Commitments and contingencies (Note 7)

Preferred stock, par value $.01 per share authorized
   100,000,000 shares, none issued                                            -                  -

Subsidiary convertible redeemable preferred stock
   (at aggregate liquidation value which approximates
   the fair market value) par value $.01 per share.
   authorized, issued and outstanding 102,187
   shares (redemption value of $1,823 per share)                        169,733            157,572

Common stockholders' deficiency:
   Common stock, par value $.01 per share:
   Class A, authorized 400,000,000 shares,
       issued and outstanding 59,484,685
      and 34,687,013 shares, respectively                                   595                347
   Class B, authorized 300,000,000 shares,
       issued and outstanding 45,406,115 shares,
      respectively                                                          454                662

   Additional paid-in capital                                           175,545            105,301
   Unrealized appreciation of marketable securities                      14,416                  -
   Accumulated deficit                                                 (405,051)          (322,426)
                                                                       (214,041)          (216,116)

   Less: Cost of 31,337,530 and 11,324,266 Class A
       common shares, respectively in treasury                         (137,604)           (27,512)

   Total common stockholders' deficiency                               (351,645)          (243,628)

                                                                   $  2,004,417       $  1,350,426

See notes to consolidated financial statements




CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in Thousands (Except Share Data)

                                                                        Year ended May 31,
                                                              1995            1994            1993
Revenues:
    Cable service income                                $     331,268   $     318,226   $     301,945
    Cellular service income                                    85,419          56,373          43,186
                                                              416,687         374,599         345,131

Costs and expenses:
    Cost of services - Cable                                   81,521          69,708          69,693
    Cost of services - Cellular                                22,152          13,424          11,022
    Selling, general and administrative                       110,381          82,368          71,027
    Regulatory restructuring charge                             4,000               -               -
    Depreciation and amortization                             171,931         151,296         138,547
                                                              389,985         316,796         290,289

Operating income                                               26,702          57,803          54,842

Interest                                                      139,001         121,698         112,294
Other expense (Notes 1 and 6)                                   2,400               -           7,144

    Loss before income tax benefit and
    minority interest                                        (114,699)        (63,895)        (64,596)

Income tax benefit                                             (8,061)         (5,633)        (12,401)

Loss before minority interest                                (106,638)        (58,262)        (52,195)

Minority interest in loss of subsidiaries                      24,013          16,335          14,404

    Net loss                                            $     (82,625)  $     (41,927)  $     (37,791)

Dividend requirement on subsidiary convertible
    redeemable preferred stock                          $       4,419   $       5,838   $       5,883

Loss applicable to common shares                        $     (87,044)  $     (47,765)  $     (43,674)


Loss per common share                                   $      (1.01)   $      (0.53)   $      (0.49)

Weighted average number of common shares
outstanding during the period                              86,277,000      89,381,000      88,652,000







See notes to consolidated financial statements


 CENTURY COMMUNICATIONS CORP.
       AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
Amounts in Thosuands (Except Share Data)

                               Common Stock                              Additional
                                 Class A             Class B             Paid-in     Unrealized  Accumulated Treasury
                                 Shares      Dollar   Shares    Dollars  Capital     Appreciation  Deficit     Stock        Total
Balance at June 1, 1992        25,738,770  $ 257    56,943,229  $ 569  $  91,040   $      -    $ (242,708) $   (27,500) $
(178,342)

Shares issued in
  connection with employee
  incentive plans                 719,407      7                           1,761                                             1,768

Effect of two-3% and one
  5% stock distributions        3,141,409     32     6,304,451     63        (95)                                                -

Class B shares converted to
  to Class A shares             1,934,000     19    (1,934,000)   (19)                                                           -

Net paid in capital
  contributed by
 minority interests                                                        4,546                                             4,546

Accretion in liquidation
  value of subsidiary
  preferred stock                                                         (5,883)
(5,883)

Vesting of subsidiary
   stock options                                                             464                                               464

Net loss                                                                                         (37,791)
(37,791)

Balance at May 31, 1993        31,533,586    315    61,313,680    613     91,833          -     (280,499)      (27,500)
(215,238)

Shares issued in
  connection with employee
  incentive plans                 438,922      5                           2,684                                   (12)      2,677

Effect on 5% and 3%
   stock distributions          2,582,230     26     4,995,725     50        (82)
(6)

Class B shares converted
  to Class A shares               132,275      1      (132,275)    (1)                                                           -

Accretion in liquidation
  value of subsidiary
  preferred stock                                                         (5,838)
(5,838)

Vesting of subsidiary
  stock options                                                              413                                               413

Net paid in capital
  contributed by
  minority interests                                                      16,291                                            16,291

Net loss                                                                                         (41,927)
(41,927)

Balance at May 31, 1994        34,687,013    347    66,177,130    662    105,301          -      (322,426)     (27,512)
(243,628)

Shares issued in
  connection with employee
  incentive plans                 445,025      4                           1,219                                             1,223

Class A shares purchased by
  by  the Company                                                                                             (110,092)
(110,092)

Unrealized appreciation of
   marketable securities                                                             14,416                                 14,416

Class A shares issued in
   conjunction with
   acquisition                  3,581,632     36                          43,839                                            43,875

Class B shares converted
  to Class A shares            20,771,015    208   (20,771,015)   (208)
- -

Net paid in capital
  contributed by
  minority interests                                                      29,263                                            29,263

Accretion in liquidation
  value of subsidiary
  preferred stock                                                         (4,419)
(4,419)

Vesting of subsidary
  stock options                                                              342                                               342

Net loss                                                                                         (82,625)
(82,625)

Balance at May 31, 1995        59,484,685  $ 595    45,406,115  $ 454  $ 175,545   $ 14,416    $(405,051) $   (137,604) $(351,645)

See notes to consolidated financial statements


CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in Thousands
                                                  Year ended May 31,
                                                     1995           1994           1993
OPERATING ACTIVITIES:
   Cash  received from subscribers and others   $   494,671    $   440,543    $   394,921
   Cash paid to suppliers, employees and
       governmental agencies                       (289,606)      (228,629)      (207,197)
   Interest paid                                   (108,933)      (105,733)      (107,351)
   Debt issuance costs                              (14,072)        (4,997)        (8,582)
         NET CASH PROVIDED BY OPERATING ACTIVITIES   82,060        101,184         71,791

INVESTING ACTIVITIES:
   Capital expenditures                            (109,737)       (55,024)       (45,280)
   Cable television franchise expenditures           (1,012)        (1,384)          (922)
   Acquisition price adjustments                          -              -         (2,360)
   Acquisition of other assets                       (7,116)        (1,702)        (2,953)
   Acquisition and exchanges of cable television
      and wireless telephone systems               (219,315)      (114,361)        (4,924)
   Purchase of marketable securities                 (5,350)             -              -
   Capital returned from equity investments           2,896          2,853              -
   Capital contributed to equity investments         (3,783)        (1,957)        (2,300)
         NET CASH USED IN INVESTING ACTIVITIES     (343,417)      (171,575)       (58,739)

FINANCING ACTIVITES:
   Proceeds from long-term borrowings               761,984        346,584        742,927
   Principal payments on long-term debt            (306,038)      (277,429)      (755,629)
   Interest rate hedge fees paid                          -              -         (7,144)
   Purchase of treasury stock                      (110,092)             -              -
   Cash contributed by joint venture partners        25,871              -              -
   Issuance of common stock                           1,191          2,672          1,768
   Issuance of subsidiary preferred and common
      stock, net of related costs                    49,426              -              -
             NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                   422,342         71,827        (18,078)

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
   INVESTMENTS                                      160,985          1,436         (5,026)
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
   OF YEAR                                           67,779         66,343         71,369

CASH AND SHORT-TERM INVESTMENTS - END OF YEAR   $   228,764    $    67,779    $    66,343






See notes to consolidated financial statements


CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
Amounts in Thousands


                                                                  Year ended May 31,
                                                           1995          1994          1993
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES

NET LOSS                                               $  (82,625)   $  (41,927)   $  (37,791)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization                          171,931       151,296       138,547
   Minority interest in loss of subsidiaries              (24,013)      (16,335)      (14,404)
   Deferred income taxes                                  (11,518)       (6,675)      (13,748)
   Interest charged on zero coupon bonds                   18,792        17,204         2,763
   Debt issuance costs                                    (14,072)       (4,997)       (8,582)
   Other expense                                                -             -         7,144
   Other                                                    1,773           286         1,057
   Change in assets and liabilities net of effects
      of acquired cable television and wireless
      telephone systems:
         Accounts receivable - (increase)/decrease         (3,738)          286        (4,976)
         Prepaid expenses and other current assets
              (increase)/decrease                            (179)       (1,139)        1,034
         Accounts payable and accrued expenses
              - increase                                   23,335         1,302           672
         Customers' deposits and prepayments
              - increase/(decrease)                         2,374         1,883            75
                                 Total adjustments        164,685       143,111       109,582

NET CASH PROVIDED BY OPERATING ACTIVITIES              $   82,060    $  101,184    $   71,791

See notes to consolidated financial statements



                CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended May 31, 1995, 1994 and 1993


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Century Communications Corp., all of its subsidiaries and certain partnership interests (the "Company") from their respective dates of acquisition (see
Note 3). Included in subsidiaries are the 50% indirectly-owned Century Venture Corp. and Subsidiary, Century-ML Cable Venture and Subsidiary, and Citizens Century Cable Television Venture (see Note 10). In addition, the consolidated financial statements include the accounts of Centennial Cellular Corp., ("Centennial") a 32.7% owned company (at May 31, 1995) in which the Company controls 73.8% of the voting power of the common shares. All material intercompany transactions and balances have been eliminated.

Purchase accounting

The Company undertakes a valuation of the net assets acquired in purchase transactions in accordance with generally accepted accounting principles. Accordingly, the Company has stated the net assets acquired from the
purchased  companies  at  their  estimated  fair  values  at  the   date   of
acquisition.

Revenue recognition

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of pay television revenues and marketing discounts and promotions. Such programmers' share netted against service income amounted to $69,572,000, $59,085,000 and $52,001,000 in 1995, 1994 and 1993, respectively. Such marketing discounts and promotions netted against installation income amounted to $0, $0, and $7,435,000 in 1995, 1994 and 1993, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $15,030,000, $8,712,000 and $6,070,000 in 1995, 1994 and 1993, respectively.

Investment in marketable equity securities

The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective June 1, 1994. Under SFAS 115, the Company must classify its debt and marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company has classified equity securities as "Available for Sale".

Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficiency until realized. The Company recorded an unrealized gain of $14,416,000 during the year ended May 31, 1995.

A decline in the market of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The Company recorded such a writedown during the fiscal year ended May 31, 1991. At May 31, 1994, equity securities are stated at cost, net of the writedown of approximately $21,702,000.

The market value of equity securities at May 31, 1994 was approximately $52,754,000. For the year ended May 31, 1994, the equity securities are stated at cost net of the recorded writedown of $26,905,000, resulting in an unrealized and unrecognized gain of $25,849,000.

Debt issuance costs

Costs associated with the issuance of the Company's debt securities and credit facilities (Note 6) have been capitalized and are being amortized on a straight-line basis over the lives of the issues.

Equity investments in cable television and cellular systems

The Company records such investments at purchased cost at the date of acquisition and adjusts for the Company's share of net income or loss from the acquisition date. At May 31, 1995, the Company's equity investments consist of a $107,945,000 investment in Australian pay television (see Note
3)  and  a  $112,618,000 investment in cellular minority interests (see  Note
12). The difference of $120,340,000 between the cost of the Company's cellular equity investments and the underlying book value is amortized over ten years. Accumulated amortization at May 31, 1995, 1994 and 1993 was $45,341,000, $33,152,000 and $21,032,000, respectively (see Note 12).

Property, plant and equipment

Property, plant and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the following estimated useful lives of the assets:

     Buildings                                       15 - 25 years
     Cable television and cellular telephone
          transmission and distribution systems
          and related equipment                      8 - 15 years
     Miscellaneous equipment and furniture and
          fixtures                                   3 - 10 years

The cost of connections for new cable television subscribers are capitalized at standard per subscriber rates for labor, materials and overhead. Expenditures for maintenance and repairs are charged to operating expense as incurred, and betterments, replacement equipment and additions are capitalized.

Cable television franchises

Cable television franchises principally consist of amounts allocated under purchase accounting (see Note 3). Such amounts are amortized using the straight-line method over the lives of the franchises.

Wireless telephone licenses

Wireless telephone licenses consist of amounts allocated under purchase accounting (see Note 3). Such amounts are amortized using the straight-line method over a period of 10 years.

Excess of purchase price over value of net assets acquired

The excess of purchase price over value of net assets acquired is being amortized using the straight-line method over a period of 40 years.

Income taxes

The income tax provision is calculated based on Internal Revenue Service ("IRS") regulations pertaining to filing of separate tax returns by consolidated entities. Effective with the year ended May 31, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement "SFAS" No. 109 "Accounting for Income Taxes". The change in method of accounting from SFAS No. 96 to SFAS No. 109 had no material effect on the consolidated financial statements.

Loss per common share

Loss per common share is calculated using the average number of common shares outstanding during each period and reflects, retroactively for all periods presented, the stock distributions described in Note 8. Loss per common share, as shown on the Consolidated Statements of Operations for the periods presented, does not include stock options as a common stock equivalent as their effect on loss per share is antidilutive. The loss per common share reflects a charge for the dividend requirement on subsidiary convertible redeemable preferred stock of $4,419,000, $5,838,000 and $5,883,000 for the years ended May 31, 1995, 1994 and 1993, respectively.

Statement of cash flows

Short-term investments classified as cash equivalents in the consolidated financial statements consist principally of overnight deposits and commercial paper with acquired maturities of three months or less.

Stock distributions

In recent years, in recognition of improvements in the Company's general business condition as measured by improvements in its liquidity and operating performance, the Company has from time to time made pro rata distributions of common stock to its stockholders. The effect of such distributions is to increase the number of shares outstanding and reduce the proportionate investment in the Company represented by each share. For accounting purposes, since the Company continues to report net losses and has an accumulated deficit, the amount equal to the aggregate par value ($.01 per share) of the shares distributed is transferred from additional paid in capital to the common stock account. If the Company had retained earnings, the accounting treatment would be to transfer an amount equal to the market value of the shares issued from retained earnings to additional paid-in capital. Since the Company has neither retained earnings nor current earnings, the stock distributions represent a reallocation of the shareholder's investment over an increased number of shares and does not represent distributions of corporate earnings and profits.

Valuation of intangible assets

The Company, on a quarterly basis, undertakes a review and valuation of the net carrying value, recoverability and write-off period of all categories of its intangible assets. The Company in its valuation considers current market values of its properties, competition, prevailing economic conditions, government policy including taxation, and the Company's and the industry's historical and current growth patterns. The Company also considers its financial structure, including the underlying cost of securities which support the Company's internal growth and acquisitions, as well as the recoverability of the cost of its intangible assets based on a comparison of estimated undiscounted operating cash flows for the systems which generated intangible assets with the carrying value of the intangible assets. The Company's intangible assets are stated at the lower of cost or market and are amortized over their respective expected lives.

NOTE   2.   SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCIAL
ACTIVITIES

In connection with the completion of the acquisitions made during the years ended May 31, 1995, 1994 and 1993 the Company recorded approximately $72,343,000, $8,390,000 and $5,580,000, respectively, in excess of purchase price over value of net assets acquired and deferred income taxes, resulting from differences between the book and tax basis of certain assets acquired.

During the year ended May 31, 1994, the Company changed its estimate of deferred tax liability and associated goodwill. Accordingly, the Company has decreased goodwill and deferred income taxes by approximately $33,794,000 to reflect this change in estimate (see Note 9).

During the year ended May 31, 1993, the Company recorded $2,200,000 of deferred liability and cellular license relating to the carried interest of its subsidiaries. In addition, the Company completed an $11,500,000 acquisition through the issuance of 786,325 shares of Class A Common Stock, plus closing costs.

As a result of an exchange of properties (see Note 3), property, plant and equipment, goodwill and other assets decreased by $2,088,000, $4,657,000 and $1,276,000, respectively and cellular license, equity investments and deferred taxes increased by $1,686,000, $998,000, and $950,000, respectively.

NOTE 3.  ACQUISITIONS

During the three year period ended May 31, 1995, the Company acquired the net assets of cable television and wireless telephone systems as follows (dollar amounts in thousands):

                                                   Amounts allocated to
                        Number of    Total     Cable      Wireless  Property
                         Systems    purchase television  telephone  plant and
                        Acquired    price    franchises   licenses  equipment

Year ended May 31, 1995    20     $381,661  $109,359   $214,088  $52,265
Year ended May 31, 1994     5      101,266               93,048    4,065
Year ended May 31, 1993     2       16,308               11,853    3,433

These transactions have been accounted for as purchases and the results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the dates of acquisition. The Company has recorded the purchase price of the cable television and wireless telephone systems at the fair market value of acquired assets on the dates of acquisition with the excess purchase price being recorded to cable television franchises and cellular telephone licenses.

In addition to the above acquisitions, Centennial exchanged one of its cellular telephone systems and the Company made investments as described below:

During the year ended May 31, 1995, Centennial completed ten cellular market acquisitions for a total purchase price of $173,860,000 consisting of
$51,761,000 in cash (including the assumption of acquired current liabilities) and 7,023,383 shares of Centennial's Class A Common Stock valued at $122,099,000. Centennial purchased one PCS license for $54,672,000. During the year ended May 31, 1995, the Company acquired ten cable television systems for a total purchase price of $153,129,000 consisting of $109,254,000 in cash (including the assumption of acquired current liabilities) and 3,681,632 shares of the Company's Class A Common Stock valued at $43,875,000.

During the year ended May 31, 1994, Centennial completed five cellular system acquisitions for a total purchase price of $91,863,000 consisting of $63,729,000 in cash and 1,356,182 shares of Centennial's Class A Common Stock valued at $28,134,000.

On September 30, 1993, Centennial exchanged its majority owned interest in its Lincoln, Nebraska cellular telephone system for $6,556,000 and a majority interest in the Alexandria, Louisiana system together with an equity investment in the Lake Charles, Louisiana system.

Australian Pay Television

Since fiscal 1994, the Company has invested through a wholly-owned subsidiary approximately $92,000,000 in East Coast Pay Television Pty. Limited, an Australian company ("ECT"), which is pursuing opportunities to own, operate and invest in pay television services in Australia (which is an emerging pay television market). Such investment was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. In conjunction with such interest, the Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into management agreements with ECT and has agreed to fund up to an aggregate of $20,000,000 for certain costs and working capital requirements.

ECT, through a wholly owned subsidiary, owns Satellite Subscription Broadcast License A ("Satellite License A"), one of only three licenses which may be granted by Australian authorities prior to July 1997 for direct-to-home ("DTH") satellite television broadcasting and which allows ECT to offer four channels of programming via DTH satellite. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B, the second of the three licenses currently available in Australia for DTH satellite television broadcasting, which allows it to offer four channels of programming via DTH satellite. ECT and Australis have entered into agreements pursuant to which ECT will offer its four channels of programming (the "License A Package") for distribution individually as a single four channel package or as part of Australis' multi-channel basic programming package known as the GALAXY Package. The programming is distributed via DTH satellite, microwave multi-point distribution system ("MDS") and other transmission technologies. The GALAXY Package will be distributed by Australis through its distribution facilities in the six largest capital cities in Australia and in regional Western Australia and by its Franchisees, including ECT, to substantially all of the remaining population of Australia.

The distribution arrangements are subject to an agreement with Australis, which is subject to regulatory review and approval, pursuant to which ECT has the right to receive 25% of Australis' adjusted net cash flow from broadcasting services and operations. Such percentage may be adjusted downward depending upon whether ECT elects to fund a specified portion of any funds expended by Australis to establish transmission, subscriber management, customer service and certain other facilities as provided for in the agreement. Notification has been received from one of the regulatory authorities that certain aspects of this agreement raise concerns. Discussions regarding such concerns are continuing and no assurance can be given as to the ultimate outcome.

ECT, Australis and its other two Franchisees have acquired control of substantially all of the currently issued licenses which can be used for transmission of pay television programming via MDS in Australia. ECT owns or controls all of the currently issued licenses which entitle it to transmit pay television programming via MDS in most of Coastal New South Wales and all of Tasmania (including Wollongong, Hobart and Newcastle, Australia and surrounding areas) (the "ECT Franchise Areas") and has entered into a franchise agreement with Australis pursuant to which it has the exclusive right (and is obligated) for at least a ten year period (with an option to renew for an additional ten years) to deliver in each of the ECT Franchise Areas any subscription broadcast service supplied by Australis, including the GALAXY Package. As of December 1994, the ECT Franchise Areas contained approximately 717,000 households or approximately 13% of all Australian households.

Programming for the License A Package is provided by XYZ Entertainment Pty. Limited ("XYZ"), is a joint venture in which the Company holds a 25% interest. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc., a leading international provider of pay television services which holds interest in two other Franchisees of Australis. The above noted structure is pursuant to a series of agreements entered into by the Company, UIH and FOXTEL. Closing of the agreements is subject to certain conditions. There is no assurance that such conditions will be met. Failing such closing, the Company will retain a 50% interest in XYZ, with UIH remaining as the other 50% holder. Programming provided by XYZ includes Discovery Australia, a documentary, adventure, history, and lifestyle channel; Red, a music video channel; Max/Classic Max, a children's and family channel; and Arena, a general entertainment channel.

The Company has also acquired an approximate 2% economic interest in Australis for approximately $10,000,000.

ECT has entered into a long-term agreement with FOXTEL pursuant to which FOXTEL has agreed to distribute the License A Package as well as two additional channels throughout Australia over FOXTEL's proposed cable television network. FOXTEL, a joint venture between Telstra Corporation Limited, the government-owned Australian national telecommunications carrier, and The News Corporation Limited, a major international media and entertainment company, owns the remaining 50% of XYZ.

The Australian operations described above are expected to be capital intensive requiring funds for the buildout of the franchise infrastructure, maintenance of its satellite distribution business, and the development of its programming. In addition, ECT has approximately $13,000,000 in borrowings which mature within the next 12 months. In order to meet such requirements, ECT is currently evaluating various financing alternatives including bank borrowings, debt or equity issuances in the public and private markets and other financing resources, including funding from the Company. There is no assurance ECT will be successful in obtaining such funding on favorable terms.

The assets associated with the investments in Australia are in the development stage and not yet operational. As of May 31, 1995, the Company has an aggregate investment in the Australian pay subscription television business of approximately $107,945,000.

The following summarizes the assets, equity and results of operations of the Australian Venture accounted for by the equity method during the year ended May 31, 1995. All amounts have been derived from the Australian Venture's financial statements and adjusted for interim financial activity from the Australian Venture's year end to the Company's fiscal year end and have been converted to U.S. dollars using the exchange rate at May 31, 1995 (amounts in thousands and unaudited)

                 Assets             $ 161,400
                 Equity                72,817
                 Net loss             (5,659)

The Company's equity share of the Australian Venture's net loss amounted to $2,400,000 and is recorded in other expense on the Company's consolidated statement of operations for the year ended May 31, 1995. This net loss resulted from general and administrative expenses incurred while in the pre-operating state during the year ended May 31, 1995.

Pro Forma Information

The summary pro forma information includes the accounts and operations of the Company and all acquisitions and pending acquisitions described in Note 3, in each case as if such acquisitions had been consummated as of the beginning of each of the respective periods for the combined statement of operations (amounts in thousands, except per share data and unaudited)

                                           Year Ended May 31,
                                       1995        1994         1993

Revenues                            $498,291      $476,881   $442,226

Net  loss                           $(111,603)    $(72,548)  $(77,465)

Loss per common share               $   (1.29)    $   (.84)    $ (.90)

Pro forma loss per common share for the years ended May 31, 1995, 1994 and 1993 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 4.  TRANSACTIONS WITH RELATED PARTIES

The Company purchases health, life, property, casualty and other insurance from Sentry Insurance (holder of 6.9% of Class B common stock at May 31,
1995) and its affiliated companies. The Company paid a total of $8,462,000, $9,309,000 and $9,193,000 for such insurance for the fiscal years ended May 31, 1995, 1994 and 1993, respectively.

Leavy, Rosensweig & Hyman of which David Z. Rosensweig is a member, serves as General Counsel to the Company. The Company paid approximately $1,960,000, $1,329,000 and $1,056,000 to Leavy, Rosensweig & Hyman for the fiscal years ended May 31, 1995, 1994 and 1993, respectively.

The Company believes that all of the transactions between it, Sentry Insurance and Leavy, Rosensweig & Hyman have been on terms no less favorable to the Company than would have been available from nonaffiliated parties.
NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                         May 31,
                                                    1995           1994
                                                 (amounts in thousands)

     Land                                        $   7,052      $   6,581
     Buildings                                      25,174         23,921
     Cable television and cellular telephone
        transmission and distribution systems
        and related equipment                      796,027        668,238
     Miscellaneous equipment and furniture
        and fixtures                                44,987         35,889
                                                   873,240        734,629
     Less accumulated depreciation                (365,197)      (315,017)
                                                 $ 508,043       $419,612

Depreciation   expense   was  approximately  $73,571,000,   $72,026,000   and
$63,456,000 for the fiscal years ended May 31, 1995, 1994 and 1993, respectively.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:
                                                         May 31,
                                                    1995          1994
                                                 (amounts in thousands)

     Credit agreement (a)                        $ 148,000     $  105,000
     Credit agreement (b)                           68,000             --
     9 1/2% Senior notes due 2000 (c)              150,000        150,000
     9 3/4% Senior notes due 2002 (d)              200,000        200,000
     11  7/8%  Senior  subordinated
       debentures due  2003  (e)                   204,000        204,000
     Zero  Coupon  Senior  discount
       notes due  2003  (f)                        222,436        203,645
     9 1/2% Senior notes due 2005 (g)              250,000             --
     Subsidiary 8 7/8% Senior notes due 2001 (h)   250,000        250,000
     Subsidiary  9.47%  Senior secured notes
       due  2002  (i)                              100,000        100,000
     Subsidiary 10 1/8% Senior notes due
       2005 (j)                                    100,000             --
     Subsidiary  revolving  credit  and
       term  loan  (k)                              55,906         60,828
     Subsidiary credit agreement (l)                    --             --
     Other                                             251            382
                                                 1,748,593      1,273,855
     Current maturities                              7,450          2,866
                                                $1,741,143     $1,270,989

(a) On January 25, 1993, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company entered into a three year, $300,000,000 unsecured revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The repayment by the Company of its existing indebtedness discharged all of the Company's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under this credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0 to 1/2% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 to 1 1/2% per annum based upon certain conditions, or (c) the average consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/8% to 1 5/8% per annum based upon certain conditions. The carrying value of the credit facility approximates fair value which was estimated based upon the current rates offered to the Company for debt with similar remaining maturities.
The agreement expires on February 28, 2001 and provides for mandatory principal repayments, among other possible reductions, in the following percentages:

              Last day      Last day      Last day      Last day
Year        of February      of May      of August    of November
1996           2.50%         2.50%         2.50%         2.50%
1997           5.00%         5.00%         5.00%         5.00%
1998           5.00%         5.00%         5.00%         5.00%
1999           6.25%         6.25%         6.25%         6.25%
2000           5.00%         5.00%         5.00%         5.00%
2001           5.00%            -           -             -

The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. CCC-I refinanced this facility on August 4, 1995 (see Note 15).

(b) On June 30, 1994, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company entered into a three year $350,000,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility may be used for acquisitions, working capital and general corporate purposes. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 1/8% to 3/4% per annum based upon certain conditions,
(b) the London Interbank Offering Rate plus 1 1/8% to 1 3/4% per annum based upon certain conditions, or (c) the average consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/4% to 1 7/8% per annum based upon certain conditions. This credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. The carrying value of the credit facility approximates fair value which was based upon the current rates offered to the Company for debt with similar remaining maturities.
The agreement expires on May 31, 2002 and provides for mandatory principal repayments, among other possible reductions, in the following percentages:

              Last day      Last day      Last day      Last day
Year        of February      of May      of August    of November
1997            --             --          2.50%         2.50%
1998           2.50%         2.50%         5.00%         5.00%
1999           5.00%         5.00%         5.00%         5.00%
2000           5.00%         5.00%         6.25%         6.25%
2001           6.25%         6.25%         6.25%         6.25%
2002           6.25%         6.25%          -             -

As a requirement of the CCC-I and CCC-II credit agreements (see Note 6a and 6b above), in order to limit the Company's exposure to the variable interest rates, the subsidiary secured interest rate swap agreements with certain of the lender banks. The fixed interest rate swaps have the effect of increasing the cost of borrowings under the credit agreements during periods when the variable interest rates charged on bank borrowings are less than the fixed interest rate swap agreements. During periods when the variable interest rates on bank borrowings exceed the fixed interest rates of the swaps, the agreements have the effect of lowering the Company's cost on such bank borrowings. At May 31, 1995 and 1994, the Company's effective weighted average variable interest rate on the credit agreements was approximately 6.81% and 4.55%, respectively. At May 31, 1995 and 1994, the Company's effective weighted average interest rate on its SWAP agreements was approximately 8.12%. The Company's effective interest rate combining both the variable and fixed components of such rates, as of May 31, 1995 and 1994, was approximately 7.26% and 6.4%, an increase of 0.45% and 1.85%, respectively over the variable rate.

The following table summarizes each agreement's notional amount, the due date, fixed interest rate and current redemption price which is the cost to terminate such agreement at May 31, 1995 and 1994 (amounts in thousands):

                     Notional                               Unrealized Loss
                    Principal      Fixed       Contract       (Redemption
                      Amount        Rate   Expiration Date       Price)
At May 31, 1995
     SWAPS:       $   40,000         7.93%     06/03/95      $      239
                      25,000         8.22      02/05/96             445
                      25,000         7.95      06/03/95             154
                      25,000         8.50      01/21/96             945
                  $  115,000         8.12%  (weighted average)

At May 31, 1994
     SWAPS:       $   40,000         7.93%     06/03/95      $    1,759
                      25,000         8.22      02/05/96           1,245
                      25,000         7.95      06/03/95           1,103
                      25,000         8.50      01/21/96           1,582
                  $  115,000         8.12%  (weighted average)

The Company is subject to credit loss in the event of nonperformance by parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.


(c)   On  August 21, 1992, the Company issued Senior Notes Due 2000 ("9  1/2%
Notes")  in  the principal amount of $150,000,000 which mature on August  15,
2000.   The  9  1/2%  Notes bear interest at 9 1/2% payable  semiannually  on
February 15 and August 15 of each year commencing February 15, 1993.   The  9
1/2% Notes may not be redeemed prior to maturity.

The 9 1/2% Notes are senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu with its 9 3/4% Senior Notes Due 2002. The 9 1/2% Notes limit the ability of the Company and its subsidiaries (as defined) to incur indebtedness and liens, restrict the payment or declaration of dividends on its Capital Stock, and restrict the purchase or redemption of its Capital Stock.

The 9 1/2% Notes provide that the holders will have the right to require the Company to purchase the 9 1/2% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the 9 1/2% Notes. At May 31, 1995 and 1994, the Notes were trading at 101.2% and 96.75% of par or $151,782,000 and $145,125,000, respectively.

(d) On February 13, 1992, the Company issued Senior Notes Due 2002 ("the 9 3/4% Notes") in the principal amount of $200,000,000 which mature on February 15, 2002. The notes bear interest at 9 3/4% payable semiannually on February 15 and August 15 of each year commencing August 15, 1992. The 9 3/4% Notes may be redeemed prior to maturity. The 9 3/4% Notes limit the ability of the Company and its subsidiaries (as defined) to incur indebtedness or liens.

The 9 3/4%Notes provide that the holders will have the right to require the Company to purchase the 9 3/4% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the 9 3/4% Notes. At May 31, 1995 and 1994, the 9 3/4% Notes were trading at 101.75% and 97% of par or $203,500,000 and $194,000,000, respectively.

(e) On October 17, 1991, the Company redeemed all of its $200,000,000 12 3/4% Senior Subordinated Reset Debentures Due 2000 and concurrently sold $204,000,000 11 7/8% Senior Subordinated Debentures Due 2003 (the "Debentures"). The Debentures are not callable for five and one-half years, and provide for a sinking fund of $68,000,000 on each of October 15, 2001 and 2002, with the balance of $68,000,000 due on October 15, 2003. Reported as an extraordinary item was the call premium of $2,000,000 paid for the early extinguishment of the 12 3/4% Senior Subordinated Reset Debentures Due 2000 and the accelerated amortization of unamortized deferred financing costs totaling $7,888,000. No tax benefit was provided on the loss.

The Debentures bear interest at 11 7/8% payable semiannually on April 15 and October 15 of each year commencing April 15, 1992. The Debentures are redeemable, in whole or in part, at the option of the Company on April 15, 1997 and 1998 at a redemption price equal to 105% and 102.5% of the principal amount, respectively. On April 15, 1999 and thereafter, the Debentures are redeemable at 100% of the principal amount. The Debentures are subordinate to all future and existing Senior Indebtedness (as defined). The Debentures limit the ability of the Company and its subsidiaries (as defined) to incur indebtedness or liens.

The Debentures provide that the holders will have the right to require the Company to purchase the Debentures following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in ratings of the Debentures. At May 31, 1995 and 1994, the Notes were trading at 107% and106% of par or $218,280,000 and $216,240,000, respectively.


(f) On April 1, 1993, the Company issued Senior Discount Notes Due 2003 ("the Discount Notes") in the discounted amount of $183,678,360 yielding 8.875% annually to maturity. The Discount Notes mature on March 15, 2003 at $444,000,000. There will be no periodic payments of interest on the Discount Notes, and they may not be redeemed prior to maturity. During the years ended May 31, 1995 and 1994, approximately $18,792,000 and $17,204,000 of
interest,   respectively   was  amortized  in  the   consolidated   financial
statements.

The Discount Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The Discount Notes rank pari passu with the Company's 9 1/2% Senior Notes Due 2000 and its 9 3/4% Senior Notes Due 2002.

The Discount Notes limit the ability of the Company and its subsidiaries (as defined) to incur indebtedness and liens, restrict the payment or declaration of dividends on its Capital Stock, and restrict the purchase or redemption of its Capital Stock.

The Discount Notes provide that the holders will have the right to require the Company to purchase the Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the Notes. At May 31, 1995 and 1994, the Notes were trading at 48.8% and 40.25% of par or $216,672,000 and $178,710,000, respectively.

(g) On March 6, 1995, the Company issued unsecured Senior Notes due 2005 ("the 9 1/2% Notes") in the principal amount of $250,000,000 which mature March 1, 2005. The Notes bear interest at 9 1/2% payable semi-annually on March 1 and September 1 of each year commencing September 1, 1995. The 9 1/2% Notes may not be redeemed by the Company.

The 9 1/2% Notes are senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu with its 9 3/4% Senior Notes Due 2002 , the 9 1/2% Notes Due 2000 and the Discount Notes. The 9 1/2% Notes limit the ability of the Company and its subsidiaries (as defined) to incur indebtedness and liens, restrict the payment or declaration of dividends on Capital Stock, and restrict the purchase or redemption of its Capital Stock.

The 9 1/2% Notes provide that the holders will have the right to require the Company to purchase the 9 1/2% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the 9 1/2% Notes. At May 31, 1995, the Notes were trading at 99% of par or $247,500,000.

  (h) On November 15, 1993, Centennial issued $250,000,000 of eight year unsecured Senior Notes (the 8 7/8% Notes). The interest on these notes is payable semi-annually at an interest rate of 8 7/8%. The interest is computed on the basis of a 360-day year (twelve 30 day months). The maturity date of the 8 7/8% Notes is November 1, 2001 unless redeemed earlier at the option of Centennial, however not prior to May 1, 1999. If early redemption is sought during the twelve-month period beginning May 1 of each of the following years, the redemption price is calculated using:

                    Year                Percentage

                    1999                105.25%
                    2000                103.50%
                    2001                101.75%

The proceeds of the 8 7/8% Notes were used to retire all outstanding bank debt. At November 15, 1993, the amount was $182,700,000. Costs associated with the bond offering were capitalized and are being written off on a straight-line basis over the life of the issue. At May 31, 1995 and 1994, the 8 7/8% Notes were trading at 95.25% and 90.75% of par or $238,125,000 and $226,875,000, respectively.

(i) On December 31, 1992, Century-ML Cable Corporation ("CML") and Century/ML Cable Venture ("CCV"), subsidiaries of the Company through which the Company owns a 50% interest in a cable television systems in Puerto Rico, entered into separate note agreements (the "Note Agreements") with a group of institutional lenders providing for the issuance by CML of $100 million aggregate principal amount of its 10-year 9.47% Senior Secured Notes Due 2002. $98,787,000 of the proceeds from the sale of the notes was used to pay down all amounts outstanding under CML's credit agreement (see Note 6l) with a syndicate of banks led by Citibank, N.A., which credit agreement was replaced by a new $20,000,000 secured credit facility simultaneously with the sale of the notes. A portion of the remaining proceeds was used to pay the transaction costs associated with such sale and the remainder will be used for general corporate purposes. Interest on the notes is payable semiannually  and principal will be payable in installments  of  20%  of  the original principal amount beginning in year six, with final maturity at the end of year ten. The notes are subject to various other prepayment provisions, including prepayment with premium at the option of CML at any time prior to their expressed maturity and prepayment with premium at the option of the holders thereof upon the occurrence of certain events involving changes in control of CML and CCV. The Note Agreements contain various financial and operating covenants, including, among other things, maintenance of certain financial ratios, restrictions on the ability of CML and CCV to incur indebtedness or liens and to make certain distributions and capital expenditures and limits on certain other corporate actions. The notes are entitled to the benefits of certain security agreements and guarantees, including a guaranty by CCV of the payment of all principal of, premium, if any, and interest on the notes. The notes are secured by substantially all of the assets of CCV. The carrying value of the credit facility approximates fair value which was estimated based upon the current rates offered to CCV for debt with similar remaining maturities.

(j) On May 11, 1995, Centennial issued $100,000,000 of ten year unsecured Senior Notes ("the 10 1/8% Notes"). The interest rate on the 10 1/8% Notes is payable semi-annually on the basis of a 360-day year (twelve 30 day months). The 10 1/8% Notes rank "pari passu" with Centennial's 8 7/8% Notes and may not be redeemed prior to maturity on May 15, 2005. Costs associated with the May 11, 1995 bond offering were capitalized and will be written off on a straight line basis over the life of the issue. At May 31, 1995, the notes were trading at 99.922% of par or $99,922,000.

The proceeds of the 10 1/8% notes will be used by Centennial for general corporate purposes including the financing of capital expenditures related to cellular telephone and personal communications systems infrastructure, licenses authorizing personal communications services as well as related telecommunications businesses. Pending any specific application of the net proceeds, the net proceeds will be added to working capital and invested in short-term interest-bearing obligations.

Both the 8 7/8% and 10 1/8% Notes restrict Centennial from directly or indirectly declaring or paying any dividends on its presently or subsequently issued common stock, limit the ability of Centennial to incur additional indebtedness and limit making any distributions of assets to its stockholders. At May 31, 1995, Centennial was in compliance with all covenants of the Notes.

(k) This agreement, amended May 14, 1990, February 27, 1995 and March 30, 1995 allows a subsidiary of the Company to borrow up to $80,000,000. Beginning August 31, 1993, the line of credit decreased by scheduled amounts and the scheduled decreases will continue until it expires on March 30, 1996. The Agreement requires mandatory prepayments of principal to the extent that the loan balance exceeds the line of credit. As of May 31, 1995 and 1994, the total available line of credit was $62,500,000 and $71,250,000, respectively. The outstanding balances at May 31, 1995 and 1994 were $55,906,000 and $60,828,000, respectively.

The Agreement contains covenants limiting, among other things, additional indebtedness, liens, contingent obligations, sale or discount of receivables, and investment activity. The subsidiary refinanced this facility on July 31, 1995 (see Note 15).

In June 1990, this subsidiary entered into interest rate swap agreements whereby it paid to various financial institutions interest on $40,000,000 notional amount of indebtedness at a weighted average fixed rate of 8.72%. The swap agreements were terminated on February 23, 1995 and February 27, 1995.

(l) This agreement, amended and restated as of March 8, 1989, allowed CCV to borrow up to $114,000,000. Under the terms of the agreement, the availability of funds was reduced in accordance with the predetermined schedule of amortization. As noted in note (i) above, the borrowings under this credit agreement were fully repaid on December 31, 1992 and the credit agreement was amended to provide a committed credit line of $20,000,000. Borrowings are to be repaid in accordance with a predetermined schedule of amortization beginning December 31, 1993. At May 31, 1995 and 1994, no amounts were outstanding on this facility. The carrying value of the credit facility approximates fair value which was estimated based upon the current rates offered to CCV for debt with similar remaining maturities.

The aggregate annual principal payments for the next five years and thereafter are summarized as follows (amounts in thousands):

          1996                    $    7,450
          1997                        22,250
          1998                        36,450
          1999                        66,950
          2000                        66,950
          2001 and thereafter      1,548,543
                                  $1,748,593

At May 31, 1995, the Company and its subsidiaries were in compliance with all covenants of the above noted agreements.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Leases

At May 31, 1995, the Company's approximate annual lease obligations and expenses (under operating leases) were as follows (amounts in thousands):

     Pole rentals                        $   2,144
     Vehicles and equipment                    287
     Antenna site and property access          884
     Warehouse, studio and office            3,090
                                         $   6,405

The above leases are substantially all short-term or cancelable by either party upon notice.

Regulatory Restructuring Charge

The Company recorded a one time charge of $4,000,000 in the fourth quarter of 1995 in accordance with a plan adopted to restructure the Company's cable television operations in response to recent FCC mandated rules. The charge includes related employee severance costs, coincident with the restructuring. The restructuring charge was substantially cash in nature and did not result in the writeoff of the Company's assets.

Regulation - See Note 16.

Letters of Credit

The Company is a party to several letters of credit totaling $4,898,000.   No
payments have been made under these agreements.

Litigation

The Company and its subsidiaries are involved in litigation and regulatory matters which involve certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have materially adverse effect on the Company's consolidated financial position or results of operations.

Employment Agreement

The Chief Executive Officer of the Company has an employment agreement expiring on June 30, 1998, which provides for an annual base salary of $1,750,000 adjusted annually in proportion to increases in the Consumer Price Index.

Pending Acquisitions

On February 26, 1993, the Company and Citizens Utilities Company entered into an agreement to acquire the assets of a cable television system which served in the aggregate approximately 19,200 primary basic subscribers. The aggregate purchase price for the cable television system is $40,500,000 subject to adjustment. Citizens Utilities Company and the Company have agreed that they shall own and operate the cable television system in a joint venture structure yet to be determined. It is anticipated that each Company will have a 50% ownership interest in the joint venture.

On November 28, 1994, the Company entered into an agreement to acquire the assets of four cable television systems which serve in the aggregate approximately 135,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $286,000,000 subject to adjustment. The Company anticipates completing this acquisition by December 31, 1995.

Centennial was the successful bidder for one of two Metropolitan Trading Area
(MTA) licenses to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted by Centennial was $54,672,000. A non-refundable deposit of $10,934,000, representing approximately 20% of the purchase price, was made in connection with the bid, and the balance of $43,738,000, was paid on June 29, 1995. Centennial currently estimates that the cost to build out the infrastructure of the systems will be approximately $75,000,000, in the aggregate over the next three years. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

Centennial is negotiating definitive purchase and sale agreements based upon a letter of intent which was executed on May 30, 1995 to (i) obtain a controlling interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA in exchange for the Company's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA and a cash payment by the Company of approximately $5,200,000, subject to adjustment, and (ii) obtain minority interests in the Elkhart, Indiana and Lake Charles, Louisiana MSAs for a cash payment of approximately $2,950,000. Centennial's obligation to consummate these transactions is subject to the execution of the definitive purchase and sale agreements which will contain various closing conditions, including FCC and other regulatory approvals. There can be no assurance that the definitive purchase agreements will be executed or, if executed, that the closing conditions set forth therein will be satisfied.

NOTE 8.  COMMON STOCKHOLDERS' DEFICIENCY

Common Stock

The voting rights with respect to the two classes of common stock are as follows: Class A shares entitle the holder to one vote per share, Class B shares entitle the holder to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis upon transfer from the current Class B stockholders.

The Company is restricted from paying cash dividends on its common stock by its credit agreements (Note 6).

Stock Distributions

Since the Company has neither retained earnings nor current earnings, the stock distributions represent a reallocation of the shareholders' investment over an increased number of shares and does not represent distributions of corporate earnings and profits.

On June 18, 1992, the Company declared a 3% stock distribution on its issued shares of Class A and Class B common stock. Payment in shares of the respective class was made on July 24, 1992 to stockholders of record on July 3, 1992. No fractional shares were issued. As a result, $28,000 representing the total par value of the new shares issued was transferred from additional paid-in-capital to common stock.

On October 28, 1992, the Company declared a 5% stock distribution on its issued shares of Class A and Class B common stock. Payment in shares of the respective class was made on November 30, 1992 to stockholders of record on November 11, 1992. No fractional shares were issued. As a result, $40,000 representing the total par value of the new shares issued was transferred from additional paid-in-capital to common stock.

On February 17, 1993, the Company declared a 3% stock distribution on its issued shares of Class A and Class B common stock. Payment in shares of the respective class was made on March 22, 1993 to stockholders of record on March 1, 1993. No fractional shares were issued. As a result, $27,000 representing the total par value of the new shares issued was transferred from additional paid-in-capital to common stock.

On July 2, 1993, the Company declared a 5% stock distribution on its issued shares of Class A and Class B common stock. Distribution of shares of the respective class was made on August 6, 1993 to stockholders of record on July 15, 1993. No fractional shares were issued. As a result, approximately $47,000 representing the total par value of the additional shares distributed was transferred from additional paid-in-capital to common stock.

On October 28, 1993, the Company declared a 3% stock distribution on its issued shares of Class A and Class B common stock. Distribution in shares of the respective class was made on November 18, 1993 to stockholders of record on November 10, 1993. No fractional shares were issued. As a result, approximately $29,000 representing the total par value of the new shares distributed was transferred from additional paid-in-capital to common stock.

All references in the consolidated financial statements with regard to the number of shares of common stock, (except issued and authorized shares), related prices and per share amounts have been restated to give retroactive effect to the stock distributions.

Treasury Stock

On March 10, 1995, the Company purchased 20,000,000 shares of its Class B Common Stock from Sentry Insurance a Mutual Company, of Stevens Point, Wisconsin ("Sentry Insurance") at an aggregate price of $110,000,000 utilizing existing credit lines. For the present, the acquired shares will be held in the Company's treasury. Upon acquisition the Class B shares were converted automatically to Class A shares. Prior to this acquisition, 65,406,115 shares of the Company's Class B Common Stock were outstanding of which 23,134,056 were held by Sentry Insurance.

NOTE 9.  INCOME TAXES

The Company and its consolidated subsidiaries, except for Century Venture Corporation and Subsidiaries (including Century Colorado Corp. and Subsidiary), Century-ML Cable Venture and Subsidiary, Citizens Century Cable Television Venture and Centennial Cellular Corp. and Subsidiaries (collectively the "Unconsolidated Tax Group"), file a consolidated federal income tax return. The provisions (benefit) for income taxes are summarized as follows:

                                  Year Ended May 31,
                         1995           1994             1993
                               (amounts in thousands)

Current              $   3,457      $   1,042        $  1,347
Deferred              (11,518)        (6,675)        (13,748)
                     $  (8,061)     $ (5,633)        $(12,401)

Deferred income taxes result primarily from nondeductible depreciation and amortization resulting from book and tax basis differences of certain acquired subsidiaries.
The effective income tax rate of the Company differs from the statutory rate as a result of the effect of the following items:

                                               Year Ended May 31,
                                      1995           1994          1993
                                           (amounts in thousands)

Computed tax benefit at federal
  statutory rate on loss before
  income taxes and minority
  interest                         $(40,059)      $(22,798)     $(21,963)
Computed tax benefit of
  Unconsolidated Tax Group           15,186         13,512        13,442
Recognized tax benefit of
  Unconsolidated Tax Group         (15,518)       (10,675)      (13,824)
Nondeductible amortization
  resulting from acquired
  subsidiaries                        2,600          2,122         1,059
State and local income taxes,
  net of federal income tax
  effect                            (1,832)          3,696         1,459
Tax benefits related to net
  operating loss carryforwards
  not recognized and changes in
  valuation allowance                30,722          7,925         7,463
Other                                   840            585          (37)
                                   $(8,061)       $(5,633)      $(12,401)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and (liabilities) are as follows:
                                                    Year Ended May 31,
                                                    1995           1994
                                                  (amounts in thousands)

Deferred Tax Assets:
Tax loss carryforward                             $145,731      $ 119,719
Valuation allowance                               (92,006)       (56,037)
                                                  $ 53,725      $  63,682

Deferred Tax Liabilities:
Amortization of intangible assets                 $116,296      $  69,538
Depreciation of fixed assets                        63,664         59,554
                                                  $179,960      $ 129,092

Net deferred tax liabilities                      $126,235      $  65,410

The  valuation  allowance recorded at May 31, 1995 and  1994  represents  the
portion   of   recorded  tax  loss  carryforwards  for  which  the   ultimate
deductibility is not yet assured.

During the year ended May 31, 1994, the deferred tax liability was reduced due to a change in the tax deductibility of intangible assets.

The Company and its subsidiaries, except for the Unconsolidated Tax Group, have an investment tax credit carryover (after the 35% reduction mandated by TRA 86) for federal income tax purposes of approximately $11,942,000 and net operating loss carryforwards for federal income tax purposes of approximately $351,160,000 expiring through 2001 and 2010, respectively.

Century Venture Corporation and Subsidiaries have an investment tax credit carryover of approximately $2,058,000 and net operating loss carryforwards of approximately $17,928,000 which will expire through 2001 and 2010, respectively.

Centennial Cellular Corp. and Subsidiaries has approximately $107,331,000 of net operating loss carryforwards for federal income tax purposes, expiring through 2010 some of which are subject to limitation on their future utilization under Section 382 of the Internal Revenue Code of 1986.

The operations of Century ML Cable Venture and Subsidiary are subject to Puerto Rico income taxes. The Subsidiary has made a Section 936 election whereby no U.S. tax is due based upon the fact that the Subsidiary generates all of its taxable income in a U.S. possession.
NOTE 10.  JOINT VENTURES

The combined operations and certain other information related to the 50% indirectly owned Century Venture Corp. and Subsidiaries, Century-ML Cable Venture and Subsidiary and Citiziens Century Cable Television Venture included in the consolidated balances of the Company are as follows:

                                                      Year Ended May 31,
                                                    1995              1994
                                                   (amounts in thousands)
Combined Statement of Earnings

Revenues                                          $ 86,299      $  73,573

Costs and expenses:
     Costs of services                              25,646         19,704
     Selling, general and administrative            14,986         11,305
     Depreciation and amortization                  27,295         24,802
                                                    67,927         55,811

Operating Income                                    18,372         17,762

Interest                                            14,825         14,382

Income before taxes                                  3,547          3,380

Income tax provision                                   574          1,596

     Net Income                                   $  2,973      $   1,784

Combined Balance Sheet Data
Property, plant and equipment - net               $113,771      $ 102,235
Total assets                                       251,669        189,050
Long-term debt                                     155,906        158,094
Total liabilities                                  191,307        185,261

The Company's joint venture partner, ML Media Partners, L.P. ("Media Partners") has the right to cause a sale of Century-ML Cable Venture and Subsidiary. If Media Partners proposes such a sale, the Company will have the right to purchase Media Partners' interest for the appraised fair market value of Media Partners' 50% interest in Century-ML Cable Venture and Subsidiary.

NOTE 11.  EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company's 1985 Stock Option Plan (the "1985 Option Plan"), adopted by the Board of Directors and approved by the stockholders on December 5, 1985, expired by its terms on May 31, 1995. Accordingly, the Board of Directors adopted and the stockholders ratified the Company's 1994 Stock Option Plan (the "1994 Option Plan") on October 26, 1994. Upon ratification of the 1994 Option Plan, no more grants are to be made under the 1985 Option Plan. The 1985 Stock Option Plan and the 1994 Stock Option Plan, collectively the "Option Plans", permit the issuance of "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. The 1985 Option Plan and the 1994 Option Plan provide for the grant of options to purchase up to 6,897,079 and 5,000,000 shares, respectively, of Class A Common Stock to directors, officers and other key employees of the Company and its subsidiaries. The Option Plans are administered by a committee of the Board of Directors (the "Stock Option Committee") that determines the recipients and provisions of options granted under the Option Plans, including the option price, term and number of shares subject to option. The Board of Directors may amend the Option Plans, except that the approval of the stockholders is necessary to increase the total number of shares which may be issued or shares subject to options, to change the minimum purchase price for shares subject to options, to change the maximum period during which options may be exercised, to extend the period during which options may be granted under the Option Plans, or to materially increase benefits to option recipients. Generally, the option price of incentive and non-qualified stock options granted may be as determined by the Stock Option Committee, but must be at least equal to 100% of the fair market value of the shares on the date of the grant. The maximum term of each option is ten years.

For any participant who owns shares possessing more than 10% of the voting rights of the Company's outstanding common stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may be no longer than five years. Options become exercisable at such time or times as the Stock Option Committee may determine when it grants options. All options granted on or before December 31, 1985 must be exercised in the sequence in which they were granted. The Option Plans permit the exercise of options by the payment of cash or shares of Class A Common Stock equal in value to the option price. Under the terms of the Option Plan with respect to options granted on or before December 31, 1986, the aggregate fair market value of the Class A Common Stock (determined at the date of the option grant) for which any employee may be granted incentive stock options in any calendar year may not exceed $100,000, plus certain carry-over allowances from the previous three years. Options granted under the Option Plans are not transferable by the holder other than by will or the laws of descent and distribution.

Under the Option Plans, the Company awarded options to purchase shares of Class A Common Stock to employees of the Company, including executive officers and directors. Transactions for 1993, 1994 and 1995 are as follows:

1993
     Outstanding June 1, 1992           3,162,400         $2.65 - 9.30
     Granted October 6, 1992               46,786          6.20 - 6.70
     Granted December 28, 1992              2,785          7.96 - 8.20
     Granted March 15, 1993                28,660          9.13 - 9.13
     Exercised                          (517,993)          2.65 - 6.35
     Canceled                            (29,149)          2.65 - 8.46
                                        2,693,489          2.65 - 9.30

1994
     Granted November 23, 1993             61,682         10.75 - 10.75
     Exercised                          (438,922)          2.65 - 8.46
     Canceled                            (35,340)          2.65 - 8.46
                                        2,280,909

1995
     Granted during fiscal 1995           949,750          6.25 - 9.76
     Exercised                          (215,584)          2.65 - 8.46
     Canceled                            (58,269)          2.65 - 10.75


     Options outstanding as
     of May 31, 1995                    2,956,806          2.65 - 10.75

As of May 31, 1995, approximately 180 employees were participating in the Option Plan. 1,328,982 options were exercisable at May 31, 1995.

Director Option Plan

The Company's 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Option Plan") was adopted on October 26, 1994. The Directors' Option Plan replaced the Non-Employee Director Option Plan adopted in 1989 (the "1989 Director Option Plan") which was terminated by the Board of Directors. Under the Directors' 1993 Option Plan a total of 323,123 shares of Class A Common Stock were reserved for issuance. Options for 1,000 shares of Class A Common Stock will be automatically granted under the Directors' 1993 Option Plan to each person who is elected or re-elected a non-employee Director on the date of the annual meeting of shareholders of the Company in each of the years 1994 through 2003.

The Directors' Option Plan shall be administered by the Board of Directors or a committee (the "Board Committee"). In administering the Directors' Option Plan, the Board of Directors or the Board Committee may adopt rules and regulations for carrying out the Directors' Option Plan. The Board of Directors may amend the Directors' Option Plan and amend the terms and conditions of any option granted under the Directors' Option Plan, except that the approval of the stockholders is necessary to increase the total number of shares which may be issued or transferred under the Directors' Option Plan and to change the minimum purchase price for shares subject to options.

Options granted under the Directors' Option Plan are nonqualified options not qualifying as incentive stock options under Section 422 of the Code. The option price that shares of the Company's Class A Common Stock may be purchased upon exercise of any option granted under the Directors' Option Plan, will be the fair market value of such shares on the last trading day prior to the date of the grant of such option. The Directors' Option Plan permits the exercise of options in cash, shares of Class A Common Stock valued at the fair market value on the date of purchase or a combination thereof. The maximum term of each option is five years and six months immediately succeeding the date of grant. Options granted under the Directors' Option Plan are not transferable by the holder other than by will or the laws of descent and distribution. During 1991 and 1990, options to purchase 8,052 and 6,710 shares, respectively, of Class A Common Stock were granted at an exercise price of $2.79 per share under the 1989 Directors' Option Plan. 3,221 of these options were exercisable as of May 31, 1995. Under the 1993 Directors' Option Plan, options to purchase 5,000 shares of Class A Common Stock were granted at an exercise price of $8.50 per share. None of these options were vested at May 31, 1995.

Incentive Award Plan

An Incentive Award Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by the stockholders of the Company on December 5, 1985. The Incentive Plan permits the grant of awards to key employees of the Company and its subsidiaries, which may include directors and officers, payable in cash or shares of Class A Common Stock. The Company has reserved 559,529 shares of Class A Common Stock for issuance under the Incentive Plan. The awards are payable in five to ten equal annual installments on January 1 of the succeeding years after the grant of the award, provided that the recipient is an employee on the installment payment date. The Incentive Plan is administered by the Compensation Committee, which selects the recipients of awards as well as the amount of such awards. The Board of Directors may amend the Incentive Plan. Awards granted under the Incentive Plan may not be transferred by the recipients and may be forfeited in the event of the recipient's termination of employment. On December 5, 1985, $2,200,000 in awards were granted under the Incentive Plan.

Employee Stock Purchase Plan

On December 5, 1985, the Company adopted the 1985 Employee Stock Purchase Plan. On October 26, 1994, the Board of Directors and shareholders approved an amendment to the Company's 1985 Employee Stock Purchase Plan (the "Amended Purchase Plan"). Under the Amended Purchase Plan, eligible employees (which generally includes all full-time employees of the Company) may subscribe for shares of Class A Common Stock at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock on the first day or last day of the purchase period, whichever is lower. Payment of the purchase price of the shares will be made in installments through payroll deductions, with no right of prepayment. The Company has reserved 1,125,767 shares of Class A Common Stock for issuance under the Amended Purchase Plan. The Amended Purchase Plan is administered by the Compensation Committee. As of May 31, 1995, approximately 53,000 shares of Class A Common Stock were subscribed for under the Amended Purchase Plan.

Stock Equivalent Plan

The Company's 1985 Stock Equivalent Plan (the "Equivalent Plan") was adopted by the Board of Directors and approved by the stockholders on December 5, 1985. The Equivalent Plan permits the grants of units of Class A Common Stock Equivalents ("units") to key employees of the Company and its subsidiaries, including officers and directors. The Equivalent Plan is administered by the Compensation Committee which selects the employees to be granted units, determines the number of units covered by each grant, determines the time or times when units will be granted and the conditions subject to which any amount may become payable with respect to the units, and prescribes the form of instruments evidencing units granted under the Plan. Payments for units may be made by the Company in cash or in shares of Class A Common Stock at the fair market value of the units on the date of payment. The Company has reserved 566,155 shares of Class A Common Stock for issuance under the Equivalent Plan. Under the terms of the Equivalent Plan, the total number of units included in all grants to any participant may not exceed 10% of the total number of units for which grants may be made under the
Equivalent   Plan.   Units  granted  under  the  Equivalent  Plan   are   not
transferable by the holder other than by will or the laws of descent and distribution. As of May 31, 1995, no units have been granted under the Equivalent Plan.

Equity Incentive Plan

The Company's 1992 Equity Incentive Plan (the "Equity Plan") was adopted by the Board of Directors and approved by the stockholders on October 28, 1992. The plan permits the issuance of up to 1,113,945 shares of the Company's Class A Common Stock for high levels of performance and productivity by officers and other management employees of the Company. The Equity Plan is administered by the Compensation Committee of the Company's Board of Directors. The plan authorizes the Committee to grant stock based awards that include but are not limited to, restricted stock, performance shares and deferred stock. The Committee determines the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant.

Generally, an employee will realize compensation taxable as ordinary income, and the Company will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of Class A Common Stock received by the employee.

As of May 31, 1995, the Company had granted 508,701 shares of restricted stock to nine officers and employees of the Company. The restrictions lapse at the rate of 20% per year over a five-year period. As of May 31, 1995, 605,243 shares were available for awards under the Equity Plan.

Retirement Plans

Effective April 1, 1992, the Company adopted a 401K defined contribution retirement plan covering employees of its wholly owned cable subsidiaries who are not covered by collective bargaining arrangements. Effective July 1, 1992, the Company adopted a similar 401K plan covering employees of its wholly-owned cable subsidiaries who are covered by collective bargaining
agreements.   If  a  participant  decides to contribute,  a  portion  of  the contribution is matched by the Company. Total expense under the plans was approximately $755,000, $578,000 and $475,000 for the years ended May 31, 1995, 1994 and 1993, respectively.

Subsidiary Stock Option Grants

On May 24, 1991 and August 30, 1991, Centennial awarded options to purchase 396,313 and 278,145 shares, respectively of Centennial Cellular Corp. Class A Common Stock to certain directors, officers, and employees of the Company and certain third parties in conjunction with the Cellular Merger (see Note 12). Such options are non-qualified, were issued at $.01 per share and vest, on a cumulative basis over a period of five years. With respect to the August 30, 1991 award, the difference between the estimated fair market value of the stock at the date of grant of $17 over the option price was recorded as a purchase price adjustment. All option shares issued under the plan were adjusted subsequent to July 22, 1994 to account for the dilutive effect of Centennial's stock rights offering.

On December 27, 1991, February 11, 1992, and December 9, 1994, Centennial awarded options to purchase approximately 343,000, 2,000 and 452,000 shares, respectively, of Centennial's Class A Common Stock to approximately 50 employees of Centennial, including executive officers and directors. At May 31, 1995, 112,066 options were exercisable.

NOTE 12.  CELLULAR MERGER

On August 30, 1991, the Company's subsidiary Centennial Cellular Corp. ("Centennial Cellular") completed an agreement with Citizens Cellular Company (a wholly owned subsidiary of Citizens Utilities Company) to merge Citizens Cellular Company with and into Centennial Cellular. In connection with the Merger, Centennial Cellular Corp. issued Convertible Redeemable Preferred Stock valued at $128,450,000 and 1,367,099 shares of Centennial Cellular Corp. Class B Common Stock representing 18.8% of the then common equity of Centennial. The Convertible Redeemable Preferred Stock is convertible on or after the third anniversary from the date of issuance into 2,972,335 shares of Centennial Cellular Corp. Class A or B common stock. Although the Convertible Redeemable Preferred Stock carries no cash dividend requirement during the first five years, the shares accrete liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, in each of years one through five. The accretion for the years ended May 31, 1995, 1994 and 1993 totaled approximately $12,160,000, $11,240,000 and $10,525,000,
respectively.   Of  this  amount $4,419,000, $5,838,000  and  $5,883,000  was charged  against paid-in-capital in the years ended May 31,  1995,  1994  and
1993, respectively with the remainder of $7,741,000, $5,402,000 and $4,642,000 charged to minority interests. At the end of year five, such preferred stock will accrete to $186,287,000. Beginning in year six through fifteen, the holders of the Convertible Redeemable Preferred Stock are entitled to receive cash dividends at the rate of 8.5% per annum. The Convertible Redeemable Preferred Stock carries a mandatory redemption provision at the end of fifteen years.

The following summarizes the assets, partners' capital, and results of operations of the six Cellular Partnerships contributed in the Merger that the Company accounts for by the equity method. All amounts have been derived from the individual Cellular Partnerships' financial statements through December 31, 1994 and adjusted for interim financial activity from the Cellular Partnerships' calendar year end to the Company's fiscal year end (amounts in thousands and unaudited):

                                                          May 31,
                                                     1995            1994

Assets                                            $400,440      $ 327,200
Partners' Capital                                  359,155        299,024
Net Income                                          73,045         62,208

NOTE 13.  SUBSIDIARY COMMON STOCK RIGHTS OFFERING

Subsidiary Rights Offering

On July 22, 1994, Centennial successfully completed a rights offering involving the distribution to holders of record of its Class A Common Stock outstanding on July 7, 1994 (the "Record Date") transferable subscription rights (the "Rights") to subscribe for and purchase an aggregate of 3,098,379 additional shares of Class A Common Stock based on 6,887,287 shares of Class A Common Stock outstanding on the Record Date for a subscription price of $14.00 per share. Record date stockholders received 0.45 right for each share of Class A Common Stock owned by them and were entitled to purchase one share of Class A Common Stock for each full right held. Holders of Rights purchased an aggregate of 2,988,478 of the 3,098,379 shares of Class A Common Stock available for purchase pursuant to the basic subscription privilege. The balance of 109,901 shares of Class A Common Stock were sold pursuant to the oversubscription privilege and were distributed pro rata among the holders of Rights who requested an aggregate of 235,746 additional shares pursuant to the oversubscription privilege.

Centennial also distributed to Century Communications and Citizens, the holders of record of all the shares of Class B Common Stock outstanding as of the Record Date, nontransferable subscription rights (the "Class B Rights") to subscribe for and purchase an aggregate of approximately 3,272,311 additional shares of Class B Common Stock. Century Communications and Citizens each exercised all of the Class B Rights distributed to them. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder.

The net proceeds of approximately $86,500,000 from the rights offering (after deducting soliciting fees and expenses of approximately $2,700,000) are available to be used by Centennial for general corporate purposes, including financing of capital expenditures and acquisitions.

NOTE 14.  REGISTRATION STATEMENTS

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000,000 of the Company's debt securities, augmenting the remaining $2,000,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of August 20, 1995, there was $252,000,000 available for issuance under this registration.

The Company on March 6, 1995, filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The statement was filed to permit the issuance of 3,500,000 shares of the Company's Class A Common Stock, such shares to be issued in connection with the acquisition of certain cable systems. (See Acquisitions).

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At August 20, 1995, there were 4,465,896 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of August 20, 1995, $400,000,000 remained available for issuance.

NOTE 15.  SUBSEQUENT EVENT

(a) On August 4, 1995, CCC-I entered into a three year, $525,000,000 unsecured revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CCC-I to repay existing indebtedness of CCC-I (see Note 6a) and will be used for working capital and general corporate purposes. The repayment by CCC-I of its existing indebtedness discharged all of CCC-I's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 1/8% to 7/8% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 1/8% to 1 7/8% per annum based upon certain conditions, or (c) the average consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/4% to 2% per annum based on certain conditions.

The agreement expires on August 31, 2003 and provides for mandatory principal repayments, among other possible reductions, in the following percentages:

              Last day      Last day      Last day      Last day
Year        of February      of May      of August    of November
1998            --             --          3.00%         3.00%
1999           3.00%         3.00%         4.00%         4.00%
2000           4.00%         4.00%         5.00%         5.00%
2001           5.00%         5.00%         5.25%         5.25%
2002           5.25%         5.25%         6.25%         6.25%
2003           6.25%         6.25%         6.00%         --

The credit facility restricts the incurence of certain addtional debt of CCC-I, limits the ability of CCC-1 to pay dividends to the Company and requires that certain operating tests be met.

(b) On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year, $80,000,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC (see Note 6k) and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b)"Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined.

The agreement expires on February 28, 2004 and provides for a reduction in the aggregate commitment, among other possible reductions, in the following amounts:

                   Last day      Last day       Last day        Last day
Year             of February      of May       of August      of November
1998      $            --$            --     $1,875,000      $1,875,000
1999            1,875,000      1,875,000      2,500,000       2,500,000
2000            2,500,000      2,500,000      3,125,000       3,125,000
2001            3,125,000      3,125,000      3,750,000       3,750,000
2002            3,750,000      3,750,000      3,750,000       3,750,000
2003            3,750,000      3,750,000      6,666,667       6,666,667
2004            6,666,667

The credit facility restricts the incurence of certain addtional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met.




NOTE 16.  REGULATORY MATTERS

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

On April 1, 1993, the FCC announced the adoption of rate regulations which became effective September 1, 1993. Under those regulations, rates must be evaluated initially against "competitive benchmarks" and are generally subject to rollbacks if they exceed the benchmark levels. On February 22, 1994, the FCC adopted further rate reductions effective May 15, 1994 based on complex formulas and revised benchmarks. Future rate increases will be subject to price caps, with rate increases limited to the general rate of inflation and certain increases in system costs. Notwithstanding the foregoing, the cable operator is afforded the opportunity to defend rates in excess of these benchmarks based on utility-type cost-of-service rate regulation. Cable systems are also required to unbundle all equipment charges and base those charges on "actual cost" plus permitted mark-up. On November 10, 1994, the FCC adopted two refinements to its rate regulation rules in an effort to create incentives for the addition of new programming services. The first, starting January 1, 1995, permits cable operators to charge 20 cents per subscriber, plus the cost of the programming, for each new channel added up to six channels to certain regulated tiers. The maximum total rate increase for such channel additions is $1.50 through December 31, 1996, and the maximum number of channels which can use this pricing method is six (a seventh channel can be added in1997, bringing the total price increase to $1.70).The second, under certain conditions, cable operators can create "New Product Tiers" made up of services not previously carried on the system, and such tiers will not be rate regulated. Court challenges to the FCC regulation are pending.

In view of the continuing changes to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. It is expected that the Company's cable operations will sustain higher operating costs in administering additional regulatory burdens. Although the financial impact of the 1992 Cable Act cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law will have a negative impact on the Company. Further, in complying with the benchmark regulatory scheme for the period September 1, 1993 to May 15, 1994, the Company, on a franchise basis, was required to reduce regulated service rates such that the "average monthly subscriber bill" for all cable service subject to rate regulation (including, but not limited to basic service, cable programming service not offered on a per channel basis, secondary outlets, converters and remote control units, installation and service charges) was reduced by an amount of up to 10% of such charges as of September 1992. Under the new FCC benchmarks, additional reductions were required no later than July 14, 1994. These new benchmarks are intended generally to reduce rates to a level 17% below September 1992 rates, subject to various adjustments. Where rates are found to exceed the permitted levels, the Company will be subject to refunds and other penalties. The extent of the anticipated decline in revenues and any potential refunds or penalties cannot be determined at this time, but could have a negative impact on the Company.

The Act establishes a choice for broadcasters between compelling the carriage of their signals ("must carry" rights) and negotiating a fee for such carriage ("retransmission consent" rights). As of October 1993, cable operators were required to secure retransmission consent from broadcasters who either have not selected "must carry" or who are not entitled under the Act to make such selection, before transmitting such broadcasters' signals. This requirement has the potential to increase the cost of carriage of broadcast stations in the event particular broadcasters do not elect "must carry" and the Company chooses to continue carriage of such broadcasters' signals. No retransmission fees will be payable by the Company to broadcasters who elect "must carry" although the Company will then be obliged to carry signals of these "local" broadcast stations. Established "super stations" are exempted from the "must carry"/"retransmission consent" provision.

The Act directs the FCC to promulgate regulations intended to promote distribution of cable programming by competing technologies such as DBS, MMDS, SMATV and other potential programming distributors. The Act imposes limitations on some volume discounts received by large cable operators, strictly limits discriminatory programming contract terms favoring cable operators over other programming distributors. On April 1, 1993, the FCC adopted regulations to implement these program access provisions of the Act. The full extent of the impact of these provisions and the implementing regulations on the Company cannot be determined at this time.

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

Pending Telecommunications Legislation

  Both the U.S. Senate and House of Representatives have recently passed telecommunications bills and such legislation is likely to be enacted into law this year. Although the final form of this legislation has not yet been determined, it would, if adopted as anticipated, result in very significant changes in laws and regulations applicable to cable television companies, telephone companies and many other providers of communication services. Generally, the legislation would eliminate the cross-ownership restrictions between telephone companies and cable operators, subject to certain conditions. This would permit telephone companies to provide cable television cable services to subscribers within their telephone service area over telephone or other facilities, and cable operators would be permitted to provide telephone services under certain circumstances. In addition, the legislation would provide some deregulation of cable television, but would also impose some additional obligations and expense on cable operators, including higher pole attachment fees. While the full impact of this legislation cannot be predicted at this time, the Company anticipates that it will face increased competition from telephone companies which generally have significantly greater financial resources than the Company.



Note 17. BUSINESS SEGMENTS

The Company's consolidated financial statements include two distinct business segments. Century Communications owns, operates and develops cable television systems.
Centennial Cellular Corp. a 32.7%, 46.4% and 53.4% owned subsidiary in 1995, 1994 and 1993 owns, operates and invests in wireless telephone systems and an SMR and paging business.

Information about the Company's operations in its two
business segments for the years ended May 31, 1995
1994 and 1993 is as follows (amounts in thousands):
                                                Year ended May 31,
                                      1995           1994           1993
Revenue:
     Cable television            $    331,439   $    318,456   $    302,174
     Cellular telephone                85,419         56,373         43,186
     Eliminations                        (171)          (230)          (229)
                                 $    416,687   $    374,599   $    345,131

Operating income (loss):
     Cable television            $     55,303   $     80,523         80,994
     Cellular telephone               (28,430)       (22,490)       (25,923)
     Eliminations                        (171)          (230)          (229)
                                 $     26,702   $     57,803   $     54,842

Net (loss):
     Cable television            $    (70,622)  $    (27,207)  $    (23,064)
     Cellular telephone               (32,730)       (27,784)       (25,908)
     Eliminations                      20,727         13,064         11,181
                                 $    (82,625)  $    (41,927)  $    (37,791)

Assets, at end of period:
     Cable television            $  1,291,748   $    941,866   $    935,788
     Cellular telephone               844,384        502,834        470,295
     Eliminations                    (131,715)       (94,274)      (102,599)
                                 $  2,004,417   $  1,350,426   $  1,303,484

Depreciation and amortization:
     Cable television            $    106,289   $    103,644   $     95,702
     Cellular telephone                65,642         47,652         42,845
                                 $    171,931   $    151,296   $    138,547

Captial expenditures:
     Cable television            $     92,199   $     46,077   $     37,402
     Cellular telephone                17,538          8,947          7,878
                                 $    109,737   $     55,024   $     45,280

Intersegment sales are not significant. No single customer accounted for more than 10% of revenues.

The financial information which follows is that of Century Communications before the consolidation of Centennial Cellular Corp.; Centennial Cellular
Corp., which comprises the Company's wireless telephone business segment, as well as consolidated information.


Note 17.  Segment Information (continued)

BALANCE SHEET FINANCIAL DATA
May 31, 1995
(Amounts in thousands)
                                              Century
                                              Communications
                                              Corp. before
                                              consolidation of              Reclassifications
                                              Centennial      Centennial        and
                                              Cellular Corp.  Cellular Corp.Eliminations   Consolidate
ASSETS

Current assets:
     Cash and short-term investments        $ 107,136       $    121,628  $          -   $    228,764

     Accounts receivable - net                  8,155             16,361             -         24,516

     Prepaid expenses and other
        current assets                          3,182              1,737             -          4,919

              Total current assets            118,473            139,726             -        258,199

Property, plant and equipment - net           446,684             61,359             -        508,043

Investment in marketable equity securities     46,671                  -             -         46,671

Investment in Centennial Cellular
     Corp. at cost                            139,013                  -      (139,013)             -

Equity investments in cable television and
     cellular telephone systems - net         107,945            106,280         6,338        220,563

Debt issuance cost - net                       22,501              8,519             -         31,020

Cable television franchise - net              246,455                  -             -        246,455

Wireless telephone licenses - net                   -            394,184             -        394,184

Excess of purchase price over value of
     net assets acquired - net                146,580            131,036             -        277,616

Other assets                                   17,426              3,280           960         21,666

                                           $1,291,748       $    844,384  $   (131,715)  $  2,004,417









Note 17. Segment Information (continued)

BALANCE SHEET FINANCIAL DATA
(continued)
May 31, 1995
(Amounts in thousands)
                                              Century
                                            Communications
                                            Corp. before
                                            consolidation of  Centennial      Reclassifications
                                            Centennial        Cellular           and
                                            Cellular Corp.      Corp.         Eliminations   Consolidated
LIABILITIES AND COMMON STOCKHOLDERS'
EQUITY (DEFICIENCY)

Current Liabilities:
   Current maturities of long-term
      debt                                $      7,450      $        -      $        -     $       7,450
   Accounts payable and accrued
      expenses                                  78,820          61,853               -           140,673
   Customers' deposits and
      prepayments                                9,451           3,752               -            13,203
             Total current liabilities          95,721          65,605               -           161,326

Long-term debt                               1,391,143         350,000               -         1,741,143

Deferred liability                               5,000           3,140          (8,140)                -

Deferred income taxes                           65,767          60,468               -           126,235

Minority interest in subsidiaries               29,948               -         127,677           157,625

Convertible redeemable preferred stock               -         169,733               -           169,733

Second series convertible redeemable
   preferred stock                                   -           6,607          (6,607)                -

Common stockholders' equity (deficiency):
   Common stock, par value $.01 per share:
      Class A                                      595             157            (157)              595
      Class B                                      454             105            (105)              454

   Additional paid-in capital                   81,868         395,735        (302,058)          175,545
   Unrealized appreciation of
     marketable securities                      14,416               -               -            14,416
   Accumulated deficit                        (255,560)       (202,365)         52,874          (405,051)
                                              (158,227)        193,632        (249,446)         (214,041)

   Less: Cost of Class A common shares
      in treasury                             (137,604)         (1,801)          1,801          (137,604)

   Shareholder Note Receivable                       -          (3,000)          3,000                 -

      Total common stockholders' equity
      (deficiency)                            (295,831)        188,831        (244,645)         (351,645)

                                          $  1,291,748      $  844,384      $ (131,715)    $   2,004,417



Note 17.  Segment Information (continued)

STATEMENT OF OPERATIONS FINANCIAL DATA
Year Ended May 31, 1995
(Amounts in thousands)
                                             Century
                                           Communications
                                           Corp. before
                                           consolidation of                  Reclassifications
                                           Centennial         Centennial          and
                                           Cellular Corp.    Cellular Corp.   Eliminations     Consolidated
Revenues:
  Service income                         $    331,439      $      85,419   $          (171)  $     416,687


Costs and expenses:
  Cost of services                             81,521             22,152                 -         103,673
  Selling, general and administrative          84,326             26,055                 -         110,381
  Regulatory restructuring charge               4,000                  -                 -           4,000
  Depreciation and amortization               106,289             65,642                 -         171,931
                                              276,136            113,849                 -         389,985

    Operating income (loss)                    55,303            (28,430)             (171)         26,702

Income from equity investments                      -              4,670            (4,670)              -
Interest                                      115,644             23,357                 -         139,001
Other expense                                   2,400                  -                 -           2,400

  Loss before income tax benefit and
  minority interest                           (62,741)           (47,117)           (4,841)       (114,699)

Income tax (benefit) provision                  6,395            (14,456)                -          (8,061)

  Loss before minority interest               (69,136)           (32,661)           (4,841)       (106,638)

Minority interest in loss of subsidiaries      (1,486)               (69)           25,568          24,013

  Net Loss                               $    (70,622)     $     (32,730)  $        20,727   $     (82,625)




    CENTURY COMMUNICATIONS CORP.
          AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (continued)

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (amounts in thousands except per share data):

                                                    Three months ended
                                      August 31,      November 30,      February 28,      May 31,
                                         1992             1992              1993            1993
Revenues                            $    84,616     $      85,740     $      85,434     $  89,341
Operating income                         12,350            12,171             9,393        20,928
Net loss                                 (8,326)           (9,059)          (10,979)       (9,427)
Net loss per common share (1)             (.11)             (.12)             (.14)         (.12)

                                                    Three months ended
                                      August 31,      November 30,      February 28,      May 31,
                                         1993             1993              1994            1994
Revenues                            $    91,091     $      94,458     $      93,080     $  95,970
Operating income                         16,505            15,024            17,588         8,686
Net loss                                 (8,552)           (9,521)           (7,960)      (15,894)
Net loss per common share (1)             (.11)             (.12)             (.11)         (.19)

                                      Three months ended
                                      August 31,      November 30,      February 28,      May 31,
                                         1994             1994              1995            1995
Revenues                            $    97,421     $     104,271     $     106,129     $ 108,866
Operating income                         10,306             9,439             5,395         1,562
Net loss                                (14,957)          (16,617)          (20,058)      (30,993)
Net loss per common share (1)             (.18)             (.20)             (.23)         (.42)


(1) See Note 1 loss per common share.













SCHEDULE VIII

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Amounts in Thousands


Column A                   Column B        Column C                                Column D          Column E
                                          Additions
                          Balance at      Charged to            Charged to                           Balance a
                          beginning       costs and             other accounts     Deductions           end
Description               of period        expenses             - describe         - describe        of period
Deducted from assets
  to which they apply:

Allowance for doubtful
  accounts:


Year end May 31, 1993  $      2,413    $      3,199          $     11,316 (B)   $    14,408 (A)   $     2,520

Year end May 31, 1994  $      2,520    $      4,501          $     13,505 (B)   $    18,574 (A)   $     1,952

Year end May 31, 1995  $      1,952    $      4,952          $     16,067 (B)   $    20,827 (A)   $     2,144


(A) Accounts written-off
(B) Charges billed to disconnected subscribers for Company owned equipment held by the sub-
scriber.  Experience has shown that such amounts billed are generally not collectible and accordingly, are reserved for at the time of billing, with no effect on the statement of operations.




















     3.  Reports on Form 8-K

      The Company filed one Current Report on Form 8-K during the fiscal quarter ended May 31, 1995, which Report was filed on May 15, 1995.

     4.  Exhibits

      The following documents are filed as part of this Annual Report on Form 10-K:

3(a) - Restated Certificate of Incorporation of the Company, filed as Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1990 and incorporated herein by reference and Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990 and incorporated herein by reference.

3(b) - By-laws of the Company, as amended.

4(a) - Eighth Restated Credit Agreement, dated as of July 10, 1990, between Century Texas, Century Investors and Citibank, N.A., on behalf of itself and as agent, and The Chase Manhattan Bank (National Association), The Bank of Nova Scotia, The First National Bank of Chicago, Bank of Montreal, The Royal Bank of Canada, Continental Bank N.A., Bankers Trust Company, Nippon Credit Bank, Provident National Bank, and Security Pacific National Bank (the "Eighth Restated Banks"), filed as an Exhibit to the Company's Current Report on Form 8-K, filed July 13, 1990, and incorporated herein by reference.

4(b) - Third Amendment, dated as of November 21, 1990 (the "Third Amendment"), among Centennial Cellular Corp., a Delaware corporation ("Centennial Cellular Corp."), the Lender parties on the signature page thereto, Citibank, N.A., as agent, Century Cellular Holding Corp., and the Guarantor of parties on the signature page thereto, to the Credit Agreement, dated as of October 11, 1989, among Centennial Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and Kansallis-Osake-Pankki, Provident National Bank, DnC America Banking Corporation, Meridian Bank, Lincoln Savings Bank, Toronto Dominion Bank, and The Bank of Nova Scotia(the "Cellular Banks"), filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference.

4(c) - Credit Agreement, dated as of October 11, 1989, among Centennial Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and the Cellular Banks, filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990, and incorporated herein by reference.

4(d) - Credit Agreement, dated as of October 11, 1989, among Centennial Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and the Cellular Banks, as Amended and Restated pursuant to the Third Amendment, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference.
      The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of each instrument omitted pursuant to item 601(b)(4)(iii) of Regulation S-K.

4(e) - Second Restated Consolidated Guaranty and Pledge Agreement, dated as of July 10, 1990, made by the subsidiaries of the Company set forth on the signature pages thereto to Citibank, N.A., as agent for the Eighth Restated Banks, filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(f) - Third Restated Pledge Agreement and Guaranty, dated as of July 10, 1990, made by the Company to Citibank, N.A., as agent for the Eighth Restated Banks, filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(g) - Seventh Restated Pledge and Security Agreement, dated as of July 10, 1990, made by Century Texas to Citibank, N.A., as agent for the Eighth Restated Banks, filed as Exhibit (i)A to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(h) - Third Collateral Agreement Amendment, dated as of July 10, 1990 made by Century Texas, the Company and Citibank, N.A. as agent for the Eighth Restated Banks, filed as Exhibit 4(i)B to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(i) - Pledge Agreement, dated as of October 11, 1989, made by Century Cellular Holding Corp., a New York corporation, to Citibank, N.A., as agent for the Cellular Banks, filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(j) - Pledge Agreement, dated as of October 11, 1989, made by Century Cellular Holding Corp., a New York corporation, to Citibank, N.A., as agent for the Cellular Banks, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1990 and incorporated herein by reference.

4(k) - Pledge and Security Agreement, dated as of October 11, 1989, made by Centennial Cellular Corp. to Citibank, N.A., as agent for the Cellular Banks, filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(l) - Pledge and Security Agreement, dated as of October 11, 1989, made by Centennial Cellular Corp. to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third Amendment, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1990 and incorporated herein by reference.

4(m) - Consolidated Guaranty and Pledge Agreement, dated as of October 11, 1989, made by the subsidiaries of Centennial Cellular Corp. set forth on the signature pages thereto to Citibank, N.A., as agent for the Cellular Banks, filed as Exhibit 4(l) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(n) - Consolidated Guaranty and Pledge Agreement, dated as of October 11, 1989, made by the subsidiaries of Centennial Cellular Corp. set forth on the signature pages thereto to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third Amendment, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1990 and incorporated herein by reference.

4(o) - Equity Subscription Agreement, dated as of November 21, 1990, among Centennial Cellular, Century Communications Corp., a Texas corporation, and Century Cellular Holding Corp., a New York corporation, filed as Exhibit 4(o) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

4(p) - Indenture, dated as of November 15, 1988, by and between the Company and the Bank of Montreal Trust Company, as Trustee, filed as Exhibit 4(l) to Amendment No. 7 to the Company's Registration Statement on Form S-1 (File No. 33-21394) under the Securities Act of 1933, as amended, (the "1988 Form S-1"); said 1988 Form S-1 having been filed with the Commission on April 22, 1988 and incorporated herein by reference, and said Amendment No. 7 to the 1988 Form S-1 having been filed with the Commission on November 10, 1988 and incorporated herein by reference.

4(q) - Indenture, dated as of October 15, 1991, be and between the Company and the Bank of Montreal Trust Company, as Trustee, filed as Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-33787) under the Securities Act of 1933, as amended (the "1991 Form S-3); said 1991 Form S-3 having been filed with the Commission on August 31, 1990 and incorporated herein by reference, and said Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference.

4(r) - First Supplemental Indenture, dated as of October 15, 1991, by and between the Company and the Bank of Montreal Trust Company, as Trustee, filed as Exhibit 7(2) to the Company's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference.

4(s) - Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings Association, as Trustee, filed as Exhibit 4.3 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-33787) under the Securities Act of 1933, as amended (the "1991 Form S-3"); said 1991 Form S-3 having been filed with the Commission on March 9, 1990 and incorporated herein by reference, and said Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference.

4(t) - First Supplemental Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings Association, as Trustee, filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

4(u) - Second Supplemental Indenture dated as of August 15, 1992 by and between the Company and Bank of America National Trust and Savings Association, as Trustee, filed as Exhibit 4(u) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

4(v) - Third Supplemental Indenture dated as of April 1, 1993 by and between the Company and Bank of America National Trust and Savings Association, as Trustee, and incorporated herein by reference.

4(w)    -   Fourth Supplemental Indenture dated as of March 6,  1995  by  and
between   the  Company  and  Bank  of  America  National  Trust  and  Savings
Association, as Trustee.

10(a)   -  Employment Agreement, dated February 11, 1986, between the Company and Leonard Tow, filed as Exhibit 10(a) to the 1988 Form S-1 and incorporated herein by reference.

10(a)(1) - Amended Employment Agreement, dated as of July 1, 1991, between the Company and Leonard Tow, filed as Exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

10(a)(2) - Agreement, dated July 30, 1992, between the Company and the Leonard and Claire Tow Life Insurance Trust, filed as Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

10(a)(3) - Employment Agreement, dated as of December 28, 1993, between the Company and Scott N. Schneider, filed as Exhibit 10(a) to the Company's
Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by reference.

10(a)(4) - Employment Agreement, dated as of December 28, 1993, between the Company and Andrew Tow, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by reference.

10(a)(5) - Employment Agreement, dated as of December 28, 1993, between the Company and Michael G. Harris, filed as Exhibit 10(c) to the Company's
Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by reference.

10(a)(6)   -   Employment  Agreement, dated December 28,  1993,  between  the
Company and Bernard P. Gallagher.

10(b) - Principal Stockholders' Agreement, dated as of December 7, 1985, between Sentry Insurance a Mutual Company ("Sentry"), the Company, Leonard Tow individually and as Trustee, and Claire Tow as Trustee, filed as Exhibit 10(a) to the Company's Registration Statement on Form S-1 (No. 33-2025) under the Securities Act of 1933, as amended, filed with the Commission on December 9, 1985 (the "1986 Form S-1") and incorporated herein by reference.

10(c)   -   Amendment to Principal Stockholders' Agreement, dated August  31,
1987, filed as an Exhibit to the Company's Current Report on Form 8-K dated September 11, 1987 and incorporated herein by reference.

10(d)   -   Lease, dated July 15, 1987, between Locust Avenue Associates  and
Century-Texas, filed as Exhibit 10(h) to the 1988 Form S-1 and incorporated herein by reference.

10(e) - Addendum to Lease, effective December 1, 1988, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended May 31, 1989 and incorporated herein by reference.

10(f) - Addendum to Lease, effective April 1, 1990, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

10(g) - Addendum to Lease, effective December 1, 1990, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(k) to the Company:
Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(h) - Addendum to Lease, effective May 1, 1991, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(i) - Addendum to Lease, effective December 1, 1992, between Locust Avenue Associates and Century-Texas filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended May 31, 1993 and incorporated herein by reference.

10(j) - Floating Rate Subordinated Note, dated November 5, 1981, of Century Texas payable to The Sentry Corporation, filed as Exhibit 10(e) to the 1986 Form S-1 and incorporated herein by reference.

10(k)   -   Floating Rate Subordinated Note, dated March 1, 1982, of  Century
Texas payable to The Sentry Corporation, filed as Exhibit 10(f) to the 1986 Form S-1 and incorporated herein by reference.

10(l)   -   Floating  Rate  Subordinated Note, dated November  13,  1987,  of
Century-Texas to Sentry, filed as Exhibit 10(k) to the 1988 Form S-1 and incorporated herein by reference.

10(m) - Joint Venture Agreement, dated as July 26, 1974, among American Television and Communications Corporation, Century Texas and Century Venture Corporation, filed as Exhibit 10(g) to the 1986 Form S-1 and incorporated herein by reference.

10(n) - Third Agreement of Amendment to the Amended and Restated Joint Venture Agreement, dated June 18, 1987, among American Television and Communications Corporation, Daniels & Associates, Inc., Tele-Communications, Inc., Comcast Corporation and Century Southwest Cable Television, Inc., filed as Exhibit 10(m) to the 1988 Form S-1 and incorporated herein by reference.

10(o) - Colorado Springs Joint Sharing and Buy-Sell Agreement, dated November 1, 1974, among Century Venture Corporation, Century Colorado Corp., American Television and Communications Corporation, Century Texas and Vumore-Video Corporation of Colorado, Inc., filed as Exhibit 10(h) to the 1986 Form S-1 and incorporated herein by reference.

10(p)   -   1985 Stock Option Plan of the Company, filed as Annex  A  to  the
Company's  Registration Statement on Form S-8 (File No. 33-34387)  under  the
Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference.

10(q)   -   Incentive  Award Plan of the Company, filed as  Annex  A  to  the
Company's Registration Statement on Form S-8 (File No. 33-23717) under the Securities Act of 1933, as amended, filed with the Commission on August 11, 1988 and incorporated herein by reference.

10(r)  -  1985 Employee Stock Purchase Plan of the Company, as amended.

10(s) - Non-Employee Director Stock Option Plan of the Company, filed as Annex A to the Company's Registration Statement on Form S-8 (File No. 33-34388) under the Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference.

10(t) - 1985 Stock Equivalent Plan, filed as Exhibit 10(m) to the 1986 Form S-1 and incorporated herein by reference.

10(u)   -  Century Retirement Investment Plan, filed as Exhibit 10(x) to  the
Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

10(v)(1) - Century 1992 Management Equity Incentive Plan, filed as Exhibit 10(x)(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

10(v)(2)  -  1993 Non-Employee Directors' Stock Option Plan of the Company.

10(v)(3)  -  1994 Stock Option Plan of the Company.

10(w)   -   Interest Rate Swap Agreement, dated as of July 18, 1986,  between
Citibank, N.A. and Century-Texas, filed as Exhibit 10(v) to Amendment No. 5 to the 1988 Form S-1 and incorporated herein by reference.

10(x) - Interest Rate Swap Agreement, dated as of May 20, 1987, between The First National Bank of Chicago and Century-Texas, filed as Exhibit 10(g) to Amendment No. 5 to the 1988 Form S-1 and incorporated herein by reference.

10(y) - Interest Rate and Currency Exchange Agreement, dated as of February 14, 1990, between Centennial Cellular Corp. and Citibank, N.A., filed as
Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

10(z) - Interest Rate and Currency Exchange Agreement dated January 17, 1991 between Century Communications Corp. and Bankers Trust Company, filed as
Exhibit 10(aaa) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(aa) - Interest Rate and Currency Exchange Agreement dated between Century Communications Corp. and Security Pacific National Bank, filed as Exhibit 10(aaaa) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(bb) - Management Agreement and Joint Venture Agreement (Century-ML Venture), dated December 16, 1986, between Century Texas, and ML Media Partners, L.P., a Delaware limited partnership, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended May 31, 1989 and incorporated herein by reference.

10(cc) - Amendment No. 1 to Management Agreement and Joint Venture Agreement (Century ML Venture), dated September 21, 1987, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership, filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended May 31, 1989 and incorporated herein by reference.

10(dd) - Management Agreement and Joint Venture Agreement (Century-ML Radio Venture), dated as of February 15, 1989, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended May 31, 1989 and incorporated herein by reference.

10(ee) - Plan and Agreement of Merger, dated August 2, 1991, by and among Century Cellular Holding Corp., Century Cellular Corp., Citizens Utilities
Company and Citizens Cellular Corp., together with exhibits, including Management Agreement, Conflicts/Non-Compete Agreement, Stock Transfer Agreement and Registration Rights Agreement, filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(ff) - Credit Agreement, dated as of August 4, 1995, by and among CCC-I, Inc., Pullman TV Cable Co., Inc., Kootenai Cable, Inc., Citibank N.A., as agent, and each of the banks parties thereto. The Company, hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument omitted pursuant to item 601(b)(4)(iii) of Regulation S-K.

10(gg) - Credit Agreement, dated as of June 30, 1994, by and among CCC-II, Inc., Citibank N.A. as managing agent, and each of the banks parties thereto, filed as Exhibit 10 to the Company's report on Form 8-K dated July 25, 1994 and incorporated herein by reference.

10(hh)     -   Terms  Agreement,  dated February 27,  1995,  between  Century
Communications  Corp.  and Merrill, Lynch,  Pierce,  Fenner  &
Smith Incorporated.

11   - Computation of loss per common share.

21   - List of subsidiaries of the Company.

23.1 - Consent of Deloitte & Touche LLP.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 1995.

                                    CENTURY COMMUNICATIONS CORP.

                                    By:/s/ Leonard Tow
                                       Leonard Tow
                                       Chief  Executive  Officer
                                       and  Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1995 has been signed below by the following persons in the capacities indicated on the 29th day of August, 1995.

/s/  Leonard Tow             Chief Executive Officer, Chief
Leonard Tow                  Financial Officer (principal
                             executive and financial officer),
                             Chairman  and Director

/s/  Scott N. Schneider      Senior  Vice   President, Treasurer,
Scott N. Schneider           Chief  Officer Accounting Officer
                             (principal accounting officer)
                             and Director

/s/ Bernard P. Gallagher     Director
Bernard P. Gallagher

/s/ William Kraus            Director
William  Kraus

                             Director
Andrew Tow

/s/  Claire Tow              Director
Claire Tow

/s/ David Z. Rosensweig      Director
David Z. Rosensweig

/s/ Peter J. Solomon         Director
Peter J. Solomon

/s/ Robert D. Siff           Director
Robert D. Siff



EXHIBIT INDEX

EXHIBIT                                                    SEQUENTIALLY
NUMBER                          EXHIBIT                    NUMBERED PAGE


3(a)       Restated  Certificate of Incorporation of the  Company,  filed  as
Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1990 and incorporated herein by reference and Amendment to Restated Certificate of Incorporation of the Company, filed as
Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990 and incorporated herein by reference.

3(b)      By-laws of the Company, as amended.                     [    ]

4(a)       Eighth  Restated  Credit Agreement, dated as  of  July  10,  1990, between Century Texas, Century Investors and Citibank, N.A., on behalf of itself and as agent, and The Chase Manhattan Bank (National Association), The Bank of Nova Scotia, The First National Bank of Chicago, Bank of Montreal, The Royal Bank of Canada, Continental Bank N.A., Bankers Trust Company, Nippon Credit Bank, Provident National Bank, and Security Pacific National Bank (the "Eighth Restated Banks"), filed as an Exhibit to the Company's Current Report on Form 8-K, filed July 13, 1990, and incorporated herein by reference.

4(b)       Third  Amendment,  dated  as of  November  21,  1990  (the  "Third
Amendment"), among Centennial Cellular Corp., a Delaware corporation ("Centennial Cellular Corp."), the Lender parties on the signature page thereto, Citibank, N.A., as agent, Century Cellular Holding Corp., and the Guarantor of parties on the signature page thereto, to the Credit Agreement, dated as of October 11, 1989, among Centennial Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and Kansallis-Osake-Pankki, Provident National Bank, DnC America Banking Corporation, Meridian Bank, Lincoln Savings Bank, Toronto Dominion Bank, and The Bank of Nova Scotia (the "Cellular Banks"), filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference.

4(c)       Credit  Agreement, dated as of October 11, 1989, among  Centennial
Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and the Cellular Banks, filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990, and incorporated herein by reference.

4(d)       Credit  Agreement, dated as of October 11, 1989, among  Centennial
Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and the Cellular Banks, as Amended and Restated pursuant to the Third Amendment, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference.

          The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of each instrument omitted pursuant to item 601(b)(4)(iii) of Regulation S-K.

4(e)       Second Restated Consolidated Guaranty and Pledge Agreement,  dated as of July 10, 1990, made by the subsidiaries of the Company set forth on the signature pages thereto to Citibank, N.A., as agent for the Eighth Restated Banks, filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(f) Third Restated Pledge Agreement and Guaranty, dated as of July 10, 1990, made by the Company to Citibank, N.A., as agent for the Eighth Restated Banks, filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(g)       Seventh  Restated  Pledge  and Security  Agreement,  dated  as  of
July 10, 1990, made by Century Texas to Citibank, N.A., as agent for the Eighth Restated Banks, filed as Exhibit (i)A to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(h)       Third  Collateral Agreement Amendment, dated as of July  10,  1990 made by Century Texas, the Company and Citibank, N.A. as agent for the Eighth Restated Banks, filed as Exhibit 4(i)B to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(i)       Pledge  Agreement, dated as of October 11, 1989, made  by  Century
Cellular Holding Corp., a New York corporation, to Citibank, N.A., as agent for the Cellular Banks, filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(j)       Pledge  Agreement, dated as of October 11, 1989, made  by  Century
Cellular Holding Corp., a New York corporation, to Citibank, N.A., as agent for the Cellular Banks, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1990 and incorporated herein by reference.

4(k)       Pledge and Security Agreement, dated as of October 11, 1989,  made by Centennial Cellular Corp. to Citibank, N.A., as agent for the Cellular Banks, filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(l)       Pledge and Security Agreement, dated as of October 11, 1989,  made by Centennial Cellular Corp. to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third Amendment, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1990 and incorporated herein by reference.

4(m) Consolidated Guaranty and Pledge Agreement, dated as of October 11, 1989, made by the subsidiaries of Centennial Cellular Corp. set forth on the signature pages thereto to Citibank, N.A., as agent for the Cellular Banks, filed as Exhibit 4(l) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

4(n) Consolidated Guaranty and Pledge Agreement, dated as of October 11, 1989, made by the subsidiaries of Centennial Cellular Corp. set forth on the signature pages thereto to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third Amendment, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1990 and incorporated herein by reference.

4(o) Equity Subscription Agreement, dated as of November 21, 1990, among Centennial Cellular, Century Communications Corp., a Texas corporation, and Century Cellular Holding Corp., a New York corporation, filed as Exhibit 4(o) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

4(p)       Indenture,  dated  as of November 15, 1988,  by  and  between  the
Company and the Bank of Montreal Trust Company, as Trustee, filed as Exhibit 4(l) to Amendment No. 7 to the Company's Registration Statement on Form S-1 (File No. 33-21394) under the Securities Act of 1933, as amended, (the "1988 Form S-1"); said 1988 Form S-1 having been filed with the Commission on April 22, 1988 and incorporated herein by reference, and said Amendment No. 7 to the 1988 Form S-1 having been filed with the Commission on November 10, 1988 and incorporated herein by reference.

4(q) Indenture, dated as of October 15, 1991, be and between the Company and the Bank of Montreal Trust Company, as Trustee, filed as Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-33787) under the Securities Act of 1933, as amended (the "1991 Form S-3); said 1991 Form S-3 having been filed with the Commission on August 31, 1990 and incorporated herein by reference, and said Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference.

4(r) First Supplemental Indenture, dated as of October 15, 1991, by and between the Company and the Bank of Montreal Trust Company, as Trustee, filed as Exhibit 7(2) to the Company's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference.

4(s)       Indenture,  dated  as of February 15, 1992,  by  and  between  the
Company and the Bank of America National Trust and Savings Association, as Trustee, filed as Exhibit 4.3 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-33787) under the Securities Act of 1933, as amended (the "1991 Form S-3"); said 1991 Form S-3 having been filed with the Commission on March 9, 1990 and incorporated herein by reference, and said Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference.

4(t) First Supplemental Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings Association, as Trustee, filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

4(u)       Second Supplemental Indenture dated as of August 15, 1992  by  and between the Company and Bank of America National Trust and Savings Association, as Trustee, filed as Exhibit 4(u) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

4(v)       Third  Supplemental Indenture dated as of April  1,  1993  by  and between the Company and Bank of America National Trust and Savings Association, as Trustee, filed as Exhibit 4(v) to the Company's Annual Report on Form 10-K for the year ended May 31, 1993 and incorporated herein by reference.

4(w) -    Fourth Supplemental Indenture dated as of March 6, 1995 by and    [
]
           between the Company and Bank of America National Trust and Savings Association, as Trustee.

10(a)      Employment Agreement, dated February 11, 1986, between the Company and Leonard Tow, filed as Exhibit 10(a) to the 1988 Form S-1 and incorporated herein by reference.

10(a)(1) Amended Employment Agreement, dated as of July 1, 1991, between the Company and Leonard Tow, filed as Exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

10(a)(2) Agreement, dated July 30, 1992, between the Company and the Leonard and Claire Tow Life Insurance Trust, filed as Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

10(a)(3) Employment Agreement, dated as of December 28, 1993, between the Company and Scott N. Schneider, filed as Exhibit 10(a) to the Company's
Quarterly report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by reference.

10(a)(4) Employment Agreement, dated as of December 28, 1993, between the Company and Andrew Tow, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by reference.

10(a)(5) Employment Agreement, dated as of December 28, 1993, between the Company and Michael G. Harris, filed as Exhibit 10(c) to the Company's
Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by reference.

10(a)(6)  Employment Agreement, dated December 28, 1993, between the  [     ]
          Company and Bernard P. Gallagher.

10(b) Principal Stockholders' Agreement, dated as of December 7, 1985, between Sentry Insurance a Mutual Company ("Sentry"), the Company, Leonard Tow individually and as Trustee, and Claire Tow as Trustee, filed as Exhibit 10(a) to the Company's Registration Statement on Form S-1 (No. 33-2025) under the Securities Act of 1933, as amended, filed with the Commission on December 9, 1985 (the "1986 Form S-1") and incorporated herein by reference.

10(c)      Amendment to Principal Stockholders' Agreement, dated  August  31,
1987, filed as an Exhibit to the Company's Current Report on Form 8-K dated September 11, 1987 and incorporated herein by reference.

10(d)      Lease,  dated July 15, 1987, between Locust Avenue Associates  and
Century-Texas, filed as Exhibit 10(h) to the 1988 Form S-1 and incorporated herein by reference.

10(e) Addendum to Lease, effective December 1, 1988, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended May 31, 1989 and incorporated herein by reference.

10(f) Addendum to Lease, effective April 1, 1990, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

10(g) Addendum to Lease, effective December 1, 1990, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(h) Addendum to Lease, effective May 1, 1991, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(i) Addendum to Lease, effective December 1, 1992, between Locust Avenue Associates and Century-Texas, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended May 31, 1993 and incorporated herein by reference.

10(j)     Floating Rate Subordinated Note, dated November 5, 1981, of Century
Texas payable to The Sentry Corporation, filed as Exhibit 10(e) to the 1986 Form S-1 and incorporated herein by reference.

10(k)      Floating Rate Subordinated Note, dated March 1, 1982,  of  Century
Texas payable to The Sentry Corporation, filed as Exhibit 10(f) to the 1986 Form S-1 and incorporated herein by reference.

10(l)      Floating  Rate  Subordinated Note, dated  November  13,  1987,  of
Century-Texas to Sentry, filed as Exhibit 10(k) to the 1988 Form S-1 and incorporated herein by reference.

10(m) Joint Venture Agreement, dated as July 26, 1974, among American Television and Communications Corporation, Century Texas and Century Venture Corporation, filed as Exhibit 10(g) to the 1986 Form S-1 and incorporated herein by reference.

10(n) Third Agreement of Amendment to the Amended and Restated Joint Venture Agreement, dated June 18, 1987, among American Television and Communications Corporation, Daniels & Associates, Inc., Tele-Communications, Inc., Comcast Corporation and Century Southwest Cable Television, Inc., filed as Exhibit 10(m) to the 1988 Form S-1 and incorporated herein by reference.

10(o) Colorado Springs Joint Sharing and Buy-Sell Agreement, dated November 1, 1974, among Century Venture Corporation, Century Colorado Corp., American Television and Communications Corporation, Century Texas and Vumore-Video Corporation of Colorado, Inc., filed as Exhibit 10(h) to the 1986 Form S-1 and incorporated herein by reference.

10(p)      1985  Stock Option Plan of the Company, filed as Annex  A  to  the
Company's  Registration Statement on Form S-8 (File No. 33-34387)  under  the
Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference.

10(q)      Incentive  Award Plan of the Company, filed  as  Annex  A  to  the
Company's Registration Statement on Form S-8 (File No. 33-23717) under the Securities Act of 1933, as amended, filed with the Commission on August 11, 1988 and incorporated herein by reference.

10(r)     1985 Employee Stock Purchase Plan of the Company, as amended.     [
]

10(s) Non-Employee Director Stock Option Plan of the Company, filed as Annex A to the Company's Registration Statement on Form S-8 (File No. 33-34388) under the Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference.

10(t)     1985 Stock Equivalent Plan, filed as Exhibit 10(m) to the 1986 Form
S-1 and incorporated herein by reference.

10(u)      Century Retirement Investment Plan, filed as Exhibit 10(x) to  the
Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

10(v)(1)   Century  1992 Management Equity Incentive Plan, filed  as  Exhibit
10(x)(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

10(v)(2)  1993 Non-Employee Directors' Stock Option Plan of the Company.    [
]

10(v)(3)  1994 Stock Option Plan of the Company.               [     ]

10(w)      Interest Rate Swap Agreement, dated as of July 18,  1986,  between
Citibank, N.A. and Century-Texas, filed as Exhibit 10(v) to Amendment No. 5 to the 1988 Form S-1 and incorporated herein by reference.

10(x)     Interest Rate Swap Agreement, dated as of May 20, 1987, between The
First National Bank of Chicago and Century-Texas, filed as Exhibit 10(g) to Amendment No. 5 to the 1988 Form S-1 and incorporated herein by reference.

10(y) Interest Rate and Currency Exchange Agreement, dated as of February 14, 1990, between Centennial Cellular Corp. and Citibank, N.A., filed as
Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended May 31, 1990 and incorporated herein by reference.

10(z) Interest Rate and Currency Exchange Agreement dated January 17, 1991 between Century Communications Corp. and Bankers Trust Company, filed as
Exhibit 10(aaa) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(aa) Interest Rate and Currency Exchange Agreement dated between Century Communications Corp. and Security Pacific National Bank, filed as Exhibit 10(aaaa) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(bb)     Management  Agreement  and  Joint  Venture  Agreement  (Century-ML
Venture), dated December 16, 1986, between Century Texas, and ML Media Partners, L.P., a Delaware limited partnership, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended May 31, 1989 and incorporated herein by reference.

10(cc) Amendment No. 1 to Management Agreement and Joint Venture Agreement (Century ML Venture), dated September 21, 1987, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership, filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended May 31, 1989 and incorporated herein by reference.

10(dd) Management Agreement and Joint Venture Agreement (Century-ML Radio Venture), dated as of February 15, 1989, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended May 31, 1989 and incorporated herein by reference.

10(ee) Plan and Agreement of Merger, dated August 2, 1991, by and among Century Cellular Holding Corp., Century Cellular Corp., Citizens Utilities
Company and Citizens Cellular Corp., together with exhibits, including Management Agreement, Conflicts/Non-Compete Agreement, Stock Transfer Agreement and Registration Rights Agreement, filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(ff) Credit Agreement, dated as of August 4, 1995, by and among [ ] CCC-I, Inc., Pullman TV Cable Co., Inc., Kootenai Cable, Inc., Citibank N.A., as agent, and each of the banks parties thereto. The Company, hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument omitted pursuant to item 601(b)(4)(iii) of Regulation S-K.

10(gg) Credit Agreement, dated as of June 30, 1994, by and among CCC-II, Inc., Citibank N.A. as managing agent, and each of the banks parties thereto, filed as Exhibit 10 to the Company's report on Form 8-K dated July 25, 1994 and incorporated herein by reference.

10(hh)    Terms Agreement, dated February 27, 1995, between Century   [     ]
Communications Corp. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated.

11        Computation of loss per common share.

21        List of subsidiaries of the Company.

23.1           Consent of Deloitte & Touche LLP.
                              EXHIBIT 3(b)





                                BY-LAWS

                                   OF

                      CENTURY COMMUNICATIONS CORP.



           As originally adopted on December 5, 1985, revised to reflect amendments through August 17, 1994.

                                   BY-LAWS


                        CENTURY COMMUNICATIONS CORP.

                a New Jersey corporation (the "Corporation")


ARTICLE I - OFFICES

      Section 1.1. Location. The address of the registered office of the Corporation in the State of New Jersey and the name of the registered agent at such address shall be as specified in the Certificate of Incorporation or, if subsequently changed, as specified in the most recent certificate of change filed pursuant to law. The Corporation may also have other offices at such places within or without the State of New Jersey as the Board of Directors may from time to time designate or the business of the Corporation may require.

      Section 2.2. Change of Location. In the manner permitted by law, the Board of Directors or the registered agent may change the address of the Corporation's registered office in the State of New jersey and the Board of Directors may make, revoke or change the designation of the registered agent.

ARTICLE II - MEETINGS OF STOCKHOLDERS

     Section 2.1. Annual Meeting. The annual meeting of the stockholders of the Corporation for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held at the registered office of the Corporation, or at such other place within or without the State of New Jersey as the Board of Directors may fix, at 10 A.M. o'clock on the third Wednesday in October of each year, commencing with the year 1986, but if such a date is a legal holiday, then on the next succeeding business day. Notwithstanding the foregoing, the Board of Directors may fix another date for the holding of the Annual Meeting of the Stockholders.

      Section 2.2. Special Meetings. Special meetings of stockholders, unless otherwise prescribed by law, may be called at any time by the Chairman of the Board, or by order of the Board of Directors. Special meetings of stockholders prescribed by law for the election of directors shall be called by the Board of Directors, the Chairman of the Board, or the Secretary whenever required to do so pursuant to the applicable law. Special meetings of stockholders shall be held at such place within or without the State of New Jersey as shall be designated in the notice of meeting.

      Section 2.3. List of Stockholders Entitled to Vote. The officer who has charge of the stock ledger of the Corporation shall prepare and make, or cause to be prepared and made, at least ten days before every meeting of stockholders, a complete list, based upon the record date for such meeting determined pursuant to Section 5.8, of the stockholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder for any purpose germane to the meeting, during ordinary business hours for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if such place shall not be so specified, at the place where said meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present.

      The stock ledger shall be the only evidence as to who are the stockholders entitled (i) to examine the stock ledger, the list of stockholders entitled to vote at any meeting or the books of the Corporation or (ii) to vote in person or proxy at any meeting of stockholders.

      Section 2.4. Notice of Meetings. Written notice of each annual and special meeting of stockholders, other than any meeting the giving of notice of which is otherwise prescribed by law, stating the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposed thereof, shall be delivered or mailed in writing at least ten but not more than sixty days before such meeting to each stockholder required or permitted to take any action or entitled to vote thereat. If mailed, such notice shall be deposited in the United States mail, postage prepaid, directed to such stockholder at this address as the same appears on the records of the
Corporation. An affidavit of the Secretary, an Assistant Secretary or the transfer agent of the Corporation that notice has been duly given shall be evidence of the facts stated therein.

      Section 2.5. Adjourned Meetings and Notice Thereof. Any meeting of stockholders may be adjourned to another time or place and the Corporation may transact at any adjourned meeting any business which might have been transacted at the original meeting. Notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken, unless (a) any adjournment or series of adjournments cause the original meeting to be adjourned for more than thirty days after the date originally fixed therefor or (b) a new record date is fixed for the adjourned meeting. If notice of an adjourned meeting is given, such notice shall be given to each stockholder of record entitled to vote at the adjourned meeting in the manner prescribed in Section 2.4 for the giving of notice of meetings.

     Section 2.6. Quorum. Except for meetings ordered by the Superior Court to be called and held pursuant to Sections 14A:5-2 and 14A:5-3 of the New Jersey Business Corporation Act, at any meeting of stockholders, except as otherwise expressly required by law or by the Certificate of Incorporation, the holders of record of a majority of the combined voting power of the outstanding shares of capital stock entitled to vote or act at such meetings shall be present or represented by proxy in order to constitute a quorum for the transaction of any business, but less than a quorum shall have power to adjourn any meeting until a quorum shall be present. When a quorum is once present to organize a meeting, the quorum cannot be destroyed by the subsequent withdrawal or revocation of the proxy of any stockholder. Shares of capital stock owned by the Corporation or by another corporation, if a majority of the shares of such other corporation entitled to vote in the election of directors is held by the Corporation, shall not be counted for quorum purposes or entitled to vote.

      Section 2.7. Voting. Except for the election of directors and as otherwise provided by the New Jersey Business Corporation Act, at any meeting of stockholders each stockholder holding as of the record date shares of Class A Common Stock entitled to be voted on any matter at such meeting shall have one vote per share, and each stockholder holders as of the record date shares of Class B Common Stock entitled to be voted on any matter at such meeting shall have ten votes per shares, on each such matter submitted to a vote at such meeting, for each such share of Class A Common Stock or Class B Common Stock, respectively, held by such stockholder as of the record date as shown by the list of stockholders entitled to vote at the meeting. In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect one of the Company's directors except that in the event and so long as the Class A Common Stock is listed for trading on the American Stock Exchange, the holders of the Class A Common Stock, shall be entitled by Class vote, exclusive of all other stockholders, to elect one-fourth of the directors constituting the Board of Directors round up (in the event same is not a whole number) to the nearest whole number. The holders of Class A Common Stock and Class B Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes are entitled to elect the remaining directors. Holders of Class A Common Stock and Class B Common Stock are not entitled to cumulate votes in the election of directors. At any meeting of stockholders at which a quorum of stockholders entitled to vote shall be present, each matter shall be decided by majority vote of the combined voting power of all shares entitled to vote and voting on such matter, except as otherwise expressly required by law or by the Certificate of Incorporation and except as otherwise expressly provided in these By-Laws. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, provided that no proxy shall be voted or acted upon after three years from its date unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only so long as, it is coupled with an interest, whether in the stock itself or in the Corporation, sufficient in law to support an irrevocable power.

      The Board of Directors, the Chairman or the person presiding at a meeting of stockholders may appoint one or more persons to act as inspectors of voting at any meeting with respect to any matter to be submitted to a vote of stockholders at such meeting, with such powers and duties, not inconsistent with applicable law as may be appropriate.

      Section 2.8. Action by Consent of Stockholders. Unless otherwise provided in the Certificate of Incorporation, whenever any action by the stockholders at a meeting thereof is required or permitted by law, the Certificate of Incorporation or these By-Laws, such action may be taken without a meeting, without prior notice and without a vote if a consent in writing, setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of such action without a meeting and by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

ARTICLE III - BOARD OF DIRECTORS

     Section 3.1. General Powers. The property, business and affairs of the Corporation shall be managed by the Board of Directors. The Board of Directors may exercise all such powers of the Corporation and have such authority and do all such lawful acts and things as are permitted by law, the Certificate of Incorporation or these By-Laws.

      Section 3.2. Number of Directors. The Board of Directors of the Corporation shall consist of a minimum of two and a maximum of eleven members; the exact number of directors which shall constitute the whole Board of Directors shall be fixed from time to time by resolution adopted by a majority of the whole Board of Directors. The Board of Directors may, by resolution adopted by a majority of the whole Board of Directors, from time to time change the number of directors constituting the whole Board of Directors.

      Section 3.3. Qualification. Directors need not be stockholders of the Corporation. Directors who wilfully neglect or refuse to produce a list of stockholders entitled to vote at any meeting for the election of directors shall be ineligible for election to any office at such meeting.

      Section 3.4. Election. Except as otherwise provided by law, the Certificate of Incorporation or these By-Laws, after the first meeting of the Corporation at which directors are elected, directors of the Corporation shall be elected in each year at the annual meeting of stockholders or at a special meeting in lieu of the annual meeting called for such purpose, as provided in these By-Laws, by a plurality of votes cast at such meeting. The voting on directors at any such meeting shall be by written ballot unless otherwise provided in the Certificate of Incorporation.

     Section 3.5. Term. Each director shall hold office until his successor is duly elected and qualified, except in the event of the earlier termination of his term of office by reason of death, resignation, removal or other reason.

      Section 3.6. Resignation and Removal. Any director may resign at any time upon written notice to the Board of Directors, the Chairman or the Secretary. The resignation of any director shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice, and unless otherwise specified therein the acceptance of such resignation shall not be necessary to make it effective. Except as otherwise provided by law or in the Certificate of Incorporation, any director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of the combined voting power of the shares then entitled to vote at an election of directors.

      Section 3.7. Vacancies. Vacancies in the Board of Directors (unless the vacancy is caused by the removal of a director) and newly created directorships resulting from any increase in the authorized number of directors shall be filed by a majority of the directors then in office, though less than a quorum, or by a sole remaining director. The vacancy caused by the removal of a director (other than a director who is elected by the holders of Class A Common stock, voting as a Class) shall be filled by vote of the holders of a plurality of the votes cast at a meeting of the stockholders called for such purpose; a vacancy caused by removal of director who was elected by the holders of the Class A Common stock voting as a Class, shall be filled by the holders of a plurality of the votes of the Class A Stock voting as a Class cast at a meeting of stockholders called for such purposes.

      If one or more directors shall resign from the Board of Directors effective at a future date, a majority of the directors then in office, including those who have so resigned at a future date, shall have power to fill such vacancy or vacancies, the vote thereon to take effect and the vacancy to be filled when such resignation or resignations shall become effective, and each director so chosen shall hold office as provided in this section with respect to the filling of the vacancies.

      Each director chosen to fill a vacancy on the Board of Directors shall hold office until the next annual election of directors and until his successor shall be elected and qualified.

       Section 3.8. Quorum and Voting. Unless the Certificate of Incorporation provides otherwise, at all meetings of the Board of Directors a majority of the total number of directors shall be present to constitute a quorum for the transaction of business. A director interested in a contract or transaction may be counted in determining the presence of a quorum at a meeting of the Board of Directors which authorizes the contract or transaction. In the absence of a quorum, a majority of the directors present may adjourn the meeting until a quorum shall be present.

      Unless the Certificate of Incorporation provides otherwise, members of the Board of Directors or any committee designated by the Board of Directors may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in such a meeting shall constitute presence in person at such meeting.

      The vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors unless the Certificate of Incorporation or these By-Laws shall require a vote of a greater number.

      Section 3.9. Regulations. The Board of Directors may adopt such rules and regulations for the conduct of the business and management of the Corporation, not inconsistent with law or the Certificate of Incorporation or these By-Laws, as the Board of Directors may deem proper. The Board of Directors may hold its meetings and cause the books and records of the Corporation to be kept at such place or places within or without the State of New Jersey as the Board of Directors may from time to time determine. A member of the Board of Directors shall, in the performance of his duties, be fully protected in relying in good faith upon the books of account or reports made to the Corporation by any of its officers, by an independent certified public accountant or by an appraiser selected with reasonable care by the Board of Directors or any committee of the Board of Directors or in relying in good faith upon other records of the Corporation.

      Section 3.10. Annual Meeting of Board of Directors. An annual meeting of the Board of Directors shall be called and held for the purpose of organization, election of officers and transaction of any other business. If such meeting is held promptly after and at the place specified for the annual meeting of stockholders, no notice of the annual meeting of the Board of Directors need be given. Otherwise such annual meeting shall be held at such time (not more than thirty days after the annual meeting of stockholders) and place as may be specified in a notice of the meeting.

      Section 3.11. Regular Meetings. Regular meetings of the Board of Directors shall be held at the time and place, within or without the State of New Jersey, as shall from time to time be determined by the Board of Directors. After there has been such determination and notice thereof has been given to each member of the Board of Directors, no further notice shall be required for any such regular meeting. Except as otherwise provided by law, any business may be transacted at any regular meeting.

      Section  3.12.   Special Meeting.  Special meetings  of  the  Board  of
Directors may, unless otherwise prescribed by law, be called from time to time by the Chairman of the Board, and shall be called by the Chairman of the Board or the Secretary upon the written request of a majority of the whole
Board of Directors directed to the Chairman of the Board, President or Secretary. Except as provided below, notice of any special meeting of the Board of Directors, stating the time, place and purpose of such special meeting, shall be given to each director.

      Section 3.13. Notice of Meetings; Waiver of Notice. Notice of any meeting of the Board of Directors shall be deemed to be duly given to a director (i) if mailed to such director, addressed to him at his address as it appears upon the books of the Corporation or at the address last made known in writing to the Corporation by such director as the address to which such notices are to be sent, at least two days before the day on which such meeting is to be held, (ii) if sent to him at such address by telecopier, telex, telegraph, cable, radio or wireless not later than the day before the day on which such meeting is to be held or (iii) if delivered to him personally or orally, by telephone or otherwise, no later than the day before the day on which such meeting is to be held. Each such notice shall state the time and place of the meeting and the purposes thereof.

     Notice of any meeting of the Board of Directors need not be given to any director if waived by him in writing (or by telecopier, telex, telegram, cable, radio or wireless and confirmed in writing) whether before or after the holding of such meeting or if such director is present at such meeting. Any meeting of the Board of Directors shall be a duly constituted meeting without any notice thereof having been given if all directors then in office shall be present thereat.

      Section 3.14. Committees of Directors. The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the Corporation.

      Except as herein provided, vacancies in membership of any committee shall be filled by the vote of a majority of the whole Board of Directors. The Boards of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Members of a committee shall hold office for such period as may be fixed by a resolution adopted by a majority of the whole Board of Directors, subject, however, to removal at any time by the vote of a majority of the whole Board of Directors.

      Section 3.15. Powers and Duties of Committees. Any committee, to the extent provided in the resolution or resolutions creating such committee, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it. No such committee shall have the power or authority with regard to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution or amending the By-Laws or taking any other action which is prohibited by Section 14A:6-9 of the New Jersey Business Corporation Act. The Board of Directors may, in the resolution creating a committee, grant to such committee the power and authority to declare a dividend or authorize the issuance of stock.

      Each committee may adopt its own rules of procedure and may meet at stated times or on such notice as such committee may determine. Except as otherwise permitted by these By-Laws, each committee shall keep regular minutes of its proceedings and report the same to the Board of Directors when required.

      Section 3.16. Compensation of Directors. The Board of Directors may from time to time, in its discretion, fix the amounts which shall be payable to directors and to members of any committee of the Board of Directors for attendance at the meetings of the Board of Directors or of such committee and fore services rendered to the Corporation.

      Section 3.17. Action Without Meeting. Unless otherwise restricted by the Certificate of Incorporation, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if a written consent thereto is signed by all members of the Board of Directors or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or such committee.

ARTICLE IV - OFFICERS

      Section 4.1. Principal Officers. The principal officers of the Corporation shall be elected by the Board of Directors and shall include a President, a Secretary and a Treasurer and may, at the discretion of the Board of Directors, also include a Chairman of the Board, one or more Vice Presidents and a Controller. Except as otherwise provided in the Certificate of Incorporation or these By-Laws, one person may hold the offices and perform the duties of any two or more of said principal offices except the offices and duties of President and Vice President or of President and Secretary. None of the principal officers, except the Chairman of the Board, need be directors of the Corporation.

      Section 4.2. Election of Principal Officers; Term of Office. The principal officers of the Corporation shall be elected annually by the Board of Directors at each annual meeting of the Board of Directors. Failure to elect annually any principal officer shall not dissolve the Corporation.

      If the Board of Directors shall fail to fill any principal office at an annual meeting, if any vacancy in any principal office shall occur or if any principal office shall be newly created, such principal office may be filled at any regular or special meeting of the Board of Directors.

      Each principal officer shall hold office until his successor is duly elected and qualified, or until his earlier death, resignation or removal, provided that the terms of office of all Vice Presidents shall terminate at any annual meeting of the Board of Directors at which the President or any Vice President is elected.

      Section 4.3. Subordinate Officers, Agents and Employees. In addition to the principal officers, the Corporation may have one or more Assistant Treasurers, Assistant Secretaries and such other subordinate officers, agents and employees as the Board of Directors may deem advisable, each of whom shall hold office for such period and have such authority and perform such duties as the Board of Directors, the Chairman or any officer designated by the Board of Directors may from time to time determine. The Board of Directors at any time may appoint and remove, or may delegate to any principal officer the power to appoint and to remove, any subordinate officer, agent or employee of the Corporation.

      Section 4.4. Delegation of Duties of Officers. The Board of Directors may delegate the duties and powers of any officer of the Corporation to any other officer or to any director for a specified period of time for any reason that the Board of Directors may deem sufficient.

      Section 4.5. Removal of Officers. Any officer of the Corporation may be removed with or without cause by resolution adopted by a majority of the directors then in office at any regular or special meeting of the Board of Directors or by a written consent signed by all of the directors then in office.

      Section 4.6. Resignations. Any officer may resign at any time by giving written notice of resignation to the Board of Directors, to the President or to the Secretary. Any such resignation shall take effect upon receipt of such notice or at any later time specified therein. Unless otherwise specified in the notice, the acceptance of a resignation shall not be necessary to make the resignation effective.

      Section 4.7. Chairman of the Board. The Chairman of the Board shall preside at all meetings of stockholders and of the Board of Directors at which he is present. The Chairman shall be the Chief Executive Officer of the Corporation and shall have general supervision over the business of the Corporation. The Chairman shall also be the Chief Financial Officer of the Corporation and have general supervision over the financial and fiscal affairs of the Corporation. The Chairman of the Board shall have all powers and duties usually incident to the positions of the Chairman of the Board, Chief Executive Officer and Chief Financial Officer, except as specifically limited by a resolution of the Board of Directors. The Chairman of the Board shall have such other powers and perform such other duties as may be assigned to him from time to time by the Board of Directors.

     Section 4.8. President. The President shall be the Chief Operating and Administrative Officer of the Corporation and have general supervision over the administration of the affairs of the Corporation reporting to and subject to the Chief Executive Officer. The President shall have such other powers and perform such other duties as may be assigned to him from time to time by the Board of Directors.

      Section 4.9. Vice-President. In the absence or disability of the President or if the office of President be vacant, the Vice Presidents in the order determined by the Board of Directors, or if no such determination has been made in the order of their seniority, shall perform the duties and exercise the powers of the President, subject to the right of the Board of Directors at any time to extend or confine such powers and duties or to assign them to others. Any Vice President may have such additional designation in his title as the Board of Directors may determine. The Vice Presidents shall generally assist the President in such manner as the President shall direct. Each Vice President shall have such other powers and perform such other duties as may be assigned to him from time to time by the Board of Directors or the Chairman.

      Section 1.10. Secretary. The Secretary shall act as Secretary of all meetings of stockholders and of the Board of Directors at which he is present, shall record all the proceedings of all such meetings in a book to be kept for that purpose, shall have supervision over the giving and service of notices of the Corporation and shall have supervision over the care and custody of the records and seal of the Corporation. The Secretary shall be empowered to affix the corporate seal to documents, the execution of which on behalf of the Corporation under its seal is duly authorized, and when so affixed may attest the same. The Secretary shall have all powers and duties usually incident to the office of Secretary except as specifically limited by a resolution of the Board of Directors. The Secretary shall have such other powers and perform such other duties as may be assigned to him from time to time by the Board of Directors or the Chairman.

      Section 4.11. Treasurer. The Treasurer shall have general supervision over the care and custody of the funds and over the receipts and disbursements of the Corporation and shall cause the funds of the Corporation to be deposited in the name of the Corporation in such banks or other depositories as the Board of Directors may designate. The Treasurer shall have supervision over the care and safekeeping of the securities of the Corporation. The Treasurer shall have all powers and duties usually incident to the office of Treasurer except as specifically limited by a resolution of the Board of Directors. The Treasurer shall have such other powers and perform such other duties as may be assigned to him from time to time by the Board of Directors or the Chairman.

      Section 4.13. Controller. The Controller shall have supervision over the maintenance and custody of the accounting operations of the Corporation, including the keeping of accurate accounts of all receipts and disbursements and all other financial transactions. The Controller shall have all powers and duties usually incident to the office of Controller except as specifically limited by a resolution of the Board of Directors. The Controller shall have such other powers and perform such other duties as may be assigned to him from time to time by the board of Directors or the Chairman.

ARTICLE V - CAPITAL STOCK

      Section 5.1. Issuance of Certificates for Stock. Each stockholder of the Corporation shall be entitled to a certificate or certificates in such form as shall be approve by the Board of Directors certifying the number of shares of capital stock of the Corporation owned by such stockholder. Certificates representing shares shall set forth thereon the statements prescribed by Section 14A: 7-11 and, where applicable, by Sections 14A; 5-21 and 14A: 12-5, of the New Jersey Business Corporation Act.

     Section 5.2. Signatures on Stock Certificates. Certificates for shares of capital stock of the Corporation shall be signed by, or in the name of the Corporation by, the Chairman of the Board, the President or a Vice President and by the Secretary, the Treasurer, an Assistant Secretary or an Assistant Treasurer. Any of or all the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, such certificate may be issued by the Corporation with the same effect as if such signer were such officer, transfer agent or registrar at the date of issue.

      Section 5.3. Fractional Share Interests. The Corporation may, but shall not be required to, issue fractions of a share. If the Corporation does not issue fractions of a share, it shall (i) arrange for the disposition of fractional interests by those entitled thereto, (ii) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or (iii) issue scrip or warrants in registered or bearer form which shall entitle the holder to receive a certificate for a full share upon the surrender of such scrip or warrants aggregating a full share. A certificate for a fractional share shall, but scrip or warrants shall not unless otherwise provided therein, entitle the holder to exercise voting rights, to receive dividends thereon, and to participate in any of the assets of the Corporation in the event of liquidation. The Board of Directors may cause scrip or warrants to be issued subject to the condition that they shall become void if not exchanged for certificates representing full shares before a specified date, or subject to the condition that the shares for which scrip or warrants are exchangeable may be sold by the corporation and the proceeds thereof distributed to the holders of scrip or warrants, or subject to any other condition which the Board of Directors may impose.

      Section 5.4. Stock Ledger. A record of all certificates for capital stock issued by the Corporation shall be kept by the Secretary or any other officer or employee of the Corporation designated by the Secretary or by any transfer clerk or transfer agent appointed pursuant to Section 5.5 hereof. Such record shall show the name and address of the person, firm or corporation in which certificates for capital stock are registered, the number of shares represented by each such certificate, the date of each such certificate and in case of certificates which have been cancelled the dates of cancellation thereof.

      The Corporation shall be entitled to treat the holder of record of shares of capital stock as shown on the stock ledger as the owner thereof and as the person entitled to receive dividends thereon, to vote such shares and to receive notice of meetings and for all other purposes. The Corporation shall not be bound to recognize any equitable or other claim to or interest in any share of capital stock on the part of any other person whether or not the Corporation shall ave express or other notice thereof.

      Section 5.5. Regulations Relating to Transfer. The Board of Directors may make such rules and regulations as it may deem expedient, not inconsistent with law, the Certificate of Incorporation or there By-Laws, concerning issuance, transfer and registration of certificates for shares of capital stock of the Corporation. The Board of Directors may appoint, or authorize any principal officer to appoint, one or more transfer clerks or one or more transfer agents and one or more registrars and may require all certificates for capital stock to bear the signature or signatures of any of them.

      Section 5.6. Transfers. Transfers of capital stock shall be made on the books of the Corporation only upon delivery to the Corporation or its transfer agent of (i) a written direction of the registered holder named in the certificate or such holder's attorney lawfully constituted in writing,
(ii)  the  certificate for the shares of capital stock being transferred  and
(iii) a written assignment of the shares of capital stock evidenced thereby.

       Section 5.7. Cancellation. Each certificate for capital stock surrendered to the Corporation for exchange or transfer shall be cancelled and no new certificate or certificates shall be issued in exchange for any existing certificate (other than pursuant to Section 5.8) until such existing certificate shall have been cancelled.

      Section 5.8. Lost, Destroyed, Stolen and Mutilated Certificates. In the event that any certificate for shares of capital stock of the Corporation shall be mutilated the Corporation shall issue a new certificate in place of such mutilated certificate. In case any such certificate shall be list, stolen or destroyed the Corporation may, in the discretion of the Board of Directors or a committee designated thereby with power so to act, issue a new certificate for capital stock in the place of any such lost, stolen or destroyed certificate. The applicant for any substituted certificate or certificates shall surrender any mutilated certificate or, in the case of any lost, stolen or destroyed certificate, furnish satisfactory proof of such loss, theft or destruction of such certificate and of the ownership thereof. The Board of Directors or such committee may, in its discretion, require the owner of a lost or destroyed certificate or his representatives to furnish to the Corporation a bond with an acceptable surety or sureties and in such sum as will be sufficient to indemnify the corporation against any claim that may be made against it on account of the lost, stolen or destroyed certificate or the issuance of such new certificate. A new certificate may be issued without requiring a bond when, in the judgment of the Board of Directors, it is proper to do so.

      Section 5.9. Fixing of Record Dates. (a) The Board of Directors may fix in advance a record date, which shall not be more than sixty nor less than ten days before the date of any meeting of stockholders nor more than sixty days prior to any other action, for the purpose of determining stockholders entitled to notice of or to vote at such meeting of stockholders or any adjournment thereof, to express consent or dissent to corporate action in writing without a meeting or to receive payment of any dividend or other distribution or allotment of any rights, or to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action.

     (b)  If no record date is fixed by the Board of Directors:

           (i) The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or if notice is waived at the close of business on the day next preceding the day on which the meeting is held;
           (ii) The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting when no prior action by the Board of Directors is necessary shall be the day on which the first consent is expressed;

           (iii) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

      (c) A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided that the Board of Directors may fix a new record date for the adjourned meeting.

ARTICLE VI - INDEMNIFICATION

      Section 6.1 Right of Indemnification. The Corporation, to the fullest extent permitted by applicable law as then in effect, shall indemnify any person (the "indemnitee") who was or is involved in any manner (including, without limitation, as a party or a witness) or was or is threatened to be made so involved in any threatened, pending or completed investigation, claim, action, suit or proceeding, whether civil, criminal, administrative or investigative (including, without limitation, any action or proceeding by or in the right of the Corporation to procure a judgment in its favor) (a "Proceeding") by reason of the fact that he or she is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, or of a partnership, joint venture, trust or other enterprise (including, without limitation, service with respect to any employee benefit plan), whether the basis of any such Proceeding is alleged action in an official capacity as director or officer or in any other capacity while serving as a director or officer, against all liability, loss and expenses (including, without limitation, attorneys' fees, judgments, fines, and amounts paid or to be paid in settlement) actually and reasonably incurred by him or her in connection with such Proceeding. Such indemnification shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of his or her heirs, executors, administrators and legal representatives. The right to indemnification conferred in this By-law shall include the right to receive payment of any expenses incurred by the indemnitee in connection with such Proceeding in advance of the final disposition of the Proceeding, as herein set forth, consistent with applicable law as then in effect. All rights to indemnification conferred in this By-law, including rights to advancement of expenses and the evidentiary, procedural and other provisions of this By-law, shall be contract rights. The Corporation, by action of its Board of Directors, may provide indemnification for employees, agents, attorneys and representatives of the Corporation with the same, or with more or less, scope and extent as herein provided for officers and directors. No amendment to the Restated Certificate of Incorporation or amendment or repeal of the By-laws purporting to have the effect of modifying or repealing any of the provisions of this By-law in a manner adverse to the indemnitee shall abridge or adversely affect any right to indemnification or other similar rights and benefits with respect to any acts or omissions occurring prior to such amendment or repeal. This By-law shall be applicable to all Proceedings, whether arising from acts or omissions occurring before or after the adoption of this By-law. The phrases "this By-law" and "By-law" shall refer to this Article VI.

      Section 6.2 By-law Not Exclusive. The right of indemnification, including the right to receive payment in advance of expenses, conferred in this By-law shall not be exclusive of any other rights to which any person seeking indemnification may otherwise be entitled under any provision of the Restated Certificate of Incorporation, By-law, agreement, applicable corporate law and statute, vote of disinterested directors or stockholders or otherwise. The indemnitee is free to proceed under any of the rights or procedures available to him or her.

      Section 6.3 Burden of Proof. In any determination, review of a determination, action, or other proceeding relating to the right to indemnification conferred in this By-law, the Corporation shall have the burden of proof to the fullest extent permitted by applicable law, that the indemnitee has not met any standard of conduct or belief which may be required by applicable law to be applied in connection with a determination that the indemnitee is not entitled to indemnity and also, to the fullest extent permitted by applicable law, the burden of proof on any of the issues which may be material to a determination that the indemnitee is not entitled to indemnification. Neither a failure to make such a determination of entitlement nor an adverse determination of entitlement to indemnity shall be a defense of the Corporation in an action or proceeding brought by the indemnitee or by or on behalf of the Corporation relating to indemnification or create any presumption that the indemnitee has not met any such standard of conduct or belief, or is otherwise not entitled to indemnity. If successful in whole or in part in such an action or proceeding, the indemnitee shall be entitled to be further indemnified by the Corporation for the expenses actually and reasonably incurred by him in connection with such action or proceeding.

     Section 6.4 Advancement of Expenses. All reasonable expenses incurred by or on behalf of indemnitee in connection with any Proceeding shall be advanced from time to time to the indemnitee by the Corporation promptly after the receipt by the Corporation of a statement from the indemnitee requesting such advance, whether prior to or after final disposition of such Proceeding. Provided however that as a condition to such advance the indemnitee shall have delivered an undertaking as may be required by Section 6.7(A).

      Section 6.5 Insurance, Contracts and Funding. The Corporation may purchase and maintain insurance to protect itself and any person who is, or may become an officer, director, employee, agent, attorney, trustee or representative (any of the foregoing being herein referred to as a "Representative") of the Corporation against any expenses, liability or loss asserted against him or her or incurred by him or her in connection with any Proceeding in any such capacity, or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such expense, liability or loss under the provisions of this By-law or otherwise. The Corporation may enter into contracts with any Representative of the Corporation, or any person serving as such at the request of the Corporation for another corporation or entity, in furtherance of the provisions of this By-law.

      Section 6.6 Severability. If any provision or provisions of this By-law shall be held to be invalid, illegal or unenforceable for any reason whatsoever (i) the validity, legality and enforceability of all of the remaining provisions of this By shall not in any way be affected or impaired thereby; and (ii) to the fullest extent possible, the remaining provisions of this By-law shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

     Section 6.7 Procedures; Presumptions and Effect of Certain Proceedings; Remedies. In furtherance, but not in limitation, of the foregoing provisions of this By-law, the following procedures, presumptions and remedies shall apply with respect to advancement of expenses and the right to indemnification under this By-law:

      (A) Advancement of Expenses. The advancement or reimbursement of expenses to an indemnitee shall be made within 30 days after the receipt by the Corporation of a request therefor from the indemnitee. Such request shall reasonably evidence the expenses incurred or about to be incurred by the indemnitee and, if required by law at the time of such advance, shall include or be accompanied by an undertaking by or on behalf of the indemnitee to repay the amounts advanced if it should ultimately be determined that the indemnitee is not entitled to be indemnified against such expenses.

     (B)  Procedure for Determination of Entitlement to Indemnification.

           (i) To obtain indemnification (except with respect to the advancement of expenses), an indemnitee shall submit to the Chief Executive Officer or Secretary of the Corporation a written request, including such documentation and information as is reasonably available to the indemnitee and reasonably necessary to determine whether and to what extent the indemnitee is entitled to indemnification (the "Supporting Documentation"). The Secretary of the Corporation shall promptly advise the Board of Directors in writing that the indemnitee has requested indemnification. The determination of the indemnitee's entitlement to indemnification shall be made not later than 30 days after receipt by the Corporation of the written request and Supporting Documentation.

           (ii) The indemnitee's entitlement to indemnification shall be determined in one of the following ways: (a) by the Board of Directors or a committee thereof, acting by a majority vote of a quorum consisting of the Disinterested Directors (as hereinafter defined) (which term shall mean the sole Disinterested Director, if there is only one); (b) by a written opinion of the Independent Counsel (as hereinafter defined) if such a quorum is not obtainable, or even if obtainable and such quorum of the Board of Directors or committee by majority vote of the Disinterested Directors, so directs, a
(c) by the stockholders of the Corporation (but only if a resolution of the Directors determines that the issue of entitlement to indemnification should be submitted to the stockholders for their determination); or (d) as provided in Section 6.8 of this By-law.

           (iii) In the event the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 6.7(B)(ii) of this By-law, the Independent Counsel shall be selected by resolution of the Board of Directors, but only an Independent Counsel to which the indemnitee does not reasonably object.

      Section 6.8 Presumptions and Effect of Certain Proceedings. Except as otherwise expressly provided in this By-law, and to the full extent permitted by applicable law, (i) the indemnitee shall be presumed to be entitled to indemnification upon submission of a request for indemnification together with the Supporting Documentation, and (ii) thereafter in any determination or review of any determination, and in any proceeding or adjudication the Corporation shall have the burden of proof to overcome that presumption in reaching a contrary determination. In any event, if the person or persons empowered under Section 6.7(B)(ii) of this By-law to determine entitlement to indemnification shall not have been appointed or shall not have made a determination within 30 days after receipt by the Corporation of the request therefor, together with the Supporting Documentation, the indemnitee shall be deemed to be entitled to indemnification. In either case, the indemnitee shall be entitled to such indemnification, unless (a) the indemnitee misrepresented or failed to disclose a material fact in making the request for indemnification or in the Supporting Documentation or (b) such indemnification is prohibited by law, in either case as finally determined by adjudication. The termination of any Proceeding, or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contender or its equivalent, shall not, of itself, adversely affect the right of the indemnitee to indemnification or create any presumption with respect to any standard of conduct or belief or any other matter which might form a basis for a determination that the indemnitee is not entitled to indemnification. With regard to the right to indemnification for expenses,
(a) if and to the extent that the indemnitee has been successful on the merits or otherwise in any Proceeding, or (b) if a Proceeding was terminated without a determination of liability on the part of the indemnitee with respect to any claim, issue or matter therein or without any payments in settlement or compromise being made by the indemnitee with respect to a claim, issue or matter therein, the indemnitee shall be deemed to be entitled to indemnification, which entitlement shall not be defeated or diminished by any determination which may be made pursuant to clauses (a), (b) or (c) of
Section 6.7(B)(ii), provided, however, that the indemnitee shall not be entitled to be indemnified for expenses in the event it is finally adjudicated that he or she was not entitled to such indemnification, unless applicable law so permits. The indemnitee shall be presumptively entitled to indemnification in all respects for any act, omission or conduct taken or occurring which (whether by condition or otherwise) is required, authorized or approved by any order issued or other action by any commission or governmental body pursuant to any federal statute or state statute regulating the Corporation or any of its subsidiaries. To the extent permitted by law, the presumption shall be conclusive on all parties with respect to acts, omissions or conduct of the indemnitee if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation or its subsidiary. No presumption adverse to an indemnitee shall be drawn with respect to any act, omission or conduct of the indemnitee, if he or she acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation or its applicable subsidiary or subsidiaries.

     Section 6.9 Remedies of Indemnitee; Payment of Indemnification.

           (a)  In the event that a determination is made pursuant to Section
6.7 of this By-law that the indemnitee is not entitled to indemnification or the Corporation fails to provide indemnification under this By-law, the indemnitee shall be entitled to seek an adjudication of his entitlement to such indemnification to the full extent and in the manner provided by applicable law.

          (b) If a determination shall have been made or deemed to have been made, pursuant to Sections 6.7 or 6.8 of this By-law, that the indemnitee is entitled to indemnification, the Corporation shall be obligated to pay the amounts constituting such indemnification within ten business days after such determination has been made or deemed to have been made and shall be conclusively bound by such determination, unless (a) the indemnitee misrepresented or failed to disclose a material fact in making the request for indemnification or in the Supporting Documentation or (b) such indemnification is prohibited by law, in either case as finally determined by adjudication as provided in Section 6.9(A) of this By-law. The Corporation may bring an action, in an appropriate court in the State of New Jersey or any other court of competent jurisdiction, contesting the right of the indemnitee to receive indemnification hereunder due to the occurrence of a circumstance described in subclause (a) of this Section 6.9(B) or a prohibition of law (both of which are herein referred to as a "Disqualifying Circumstance"). In any such enforcement action or other proceeding whether brought by the indemnitee or the Corporation, indemnitee shall be entitled to indemnification unless the Corporation can satisfy the burden of proof that indemnification is prohibited by reason of a Disqualifying Circumstance.

           (c)   The  Corporation shall be precluded from  asserting  in  any
judicial  proceeding  commenced  pursuant  to  this  Section  6.9  that   the
procedures and presumptions of this By-law are not valid, binding and enforceable and shall stipulate in any such court that the Corporation is bound by all the provisions of this By-law.
           (d) In the event that the indemnitee, pursuant to this By-law, seeks a judicial adjudication to enforce his rights under, or to recover damages for breach of, this By-law, or is otherwise involved in any adjudication or with respect to his or her right to indemnification, the indemnitee shall be entitled to recover from the Corporation, and shall be indemnified by the Corporation against, any expenses actually and reasonably incurred by him if the indemnitee prevails in such judicial adjudication. If it shall be determined in such judicial adjudication that the indemnitee is entitled to receive part, but not all of the indemnification or advancement of expenses sought, the expenses incurred by the indemnitee in connection with such judicial adjudication shall be prorated accordingly.

      Section 6.10 Definitions. For purposes of indemnification under this By-law or otherwise.

           (b) "Disinterested Director" means a Director of the Corporation who is not or was not a material party to the Proceeding in respect of which indemnification is sought by the indemnitee.

           (c) "Independent Counsel" means a law firm or a member of a law firm that neither presently is, nor in the past five years, has been retained to represent (a) the Corporation or the indemnitee in any manner or (b) any other party to the Proceeding giving rise to a claim for indemnification under this By-law. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Corporation or the indemnitee in an action to determine the indemnitee's rights under this By-law.

      Section 6.11 Acts of Disinterested Directors. Disinterested Directors considering or acting on any indemnification matter under this By-law or under governing corporate law or otherwise may consider or take action as the Board of Directors or may consider or take action as a committee or individually or otherwise. In the event that Disinterested Directors consider or take action as the Board of Directors, one-third of the total number of Directors in office shall constitute a quorum."

ARTICLE VII - MISCELLANEOUS PROVISIONS

      Section 7.1. Corporate Seal. The seal of the Corporation shall be circular in form with the name of the Corporation in the circumference and the words and figures "Corporate Seal - 1985 New Jersey" in the center. The seal may be used by causing it to be affixed or impressed, or a facsimile thereof may be reproduced or otherwise used in such manner as the Board of Directors may determine.

      Section 7.2. Fiscal Year. The fiscal year of the Corporation shall be from the period June 1 in each calendar year to May 31, inclusive, in the following calendar year, or such other twelve consecutive months as the Board of Directors may designate.

      Section 7.3. Waiver of Notice. Whenever any notice is required to be given under any provision of law, the Certificate of Incorporation or these By-Laws, a written waiver thereof, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Neither the business to be transacted at nor the purpose of any regular or special meeting of the stockholders, directors or members of a committee of directors need be specified in any written waiver of notice unless so required by the Certificate of Incorporation.

      Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened.

      Section 7.4. Execution of Instruments, contracts, etc. (a) All checks, drafts, bills of exchange, notes or other obligations or orders for the payment of money shall be signed i the name of the corporation by such officer or officers or person or persons as the Board of Directors may from time to time designate.

           (b) Except as otherwise provided by law, the Board of Directors, any committee given specific authority in the premises by the Board of Directors or any committee given authority to exercise generally the powers of the Board of Directors during the intervals between meetings of the board of Directors may authorize any officer, employee or agent, in the name of and on behalf of the corporation, to enter into or execute and deliver deeds, bonds, mortgages, contracts and other obligations or instruments, and such authority may be general or confined to specific instances.

           (c) All applications, written instruments and papers required by or filed with any department of the United States Government or any state, county, municipal or other governmental official or authority may if permitted by applicable law be executed in the name of the Corporation by any principal officer or subordinate officer of the Corporation or, to the extent designated for such purpose from time to time by the Board of Directors, by an employee or agent of the Corporation. Such designation may contain the power to substitute, in the discretion of the person named, one or more other persons.


ARTICLE VIII - AMENDMENTS; EMERGENCY BY-LAWS

      Section 8.1. By Stockholders. These By-Laws may be amended, added to, altered or repealed, or new By-Laws may be adopted, at any meeting of stockholders by the vote of the holders of not less than a majority of the combined voting power of the outstanding shares of stock entitled to vote thereat, provided that, in the case of a special meeting, notice that an amendment is to be considered and acted upon shall be inserted in the notice or waiver of notice of said meeting.

      Section 8.2. By Directors. To the extent permitted by the Certificate of Incorporation, these By-Laws may be amended, added to, altered or repealed, or new By-Laws may be adopted, at any regular or special meeting of the Board of Directors.

      Section 8.3. Emergency By-Laws. The Board of Directors may adopt emergency by-laws subject to repeal or change by action of the stockholders which shall, notwithstanding any different provision of law, the Certificate of Incorporation or these By-Laws, be operative during any emergency resulting from any nuclear or atomic disaster, an attack on the United States or on a locality in which the Corporation conducts its business or customarily holds meetings of the Board of Directors or stockholders, any catastrophe or other similar emergency condition, as a result of which a quorum of the Board of Directors or a standing committee thereof cannot readily be convened for action. Such emergency by-laws may make any provision that may be practicable and necessary for the circumstances of the emergency. No officer, director or employee acting in accordance with any emergency bylaws shall be liable except for willful misconduct.


                        EXHIBIT 4(w)


                CENTURY COMMUNICATIONS CORP.

                            and

             BANK OF AMERICA NATIONAL TRUST AND
                SAVINGS ASSOCIATION, Trustee



               ______________________________


               Fourth Supplemental Indenture

                 Dated as of March 6, 1995

               ______________________________




                 9 1/2% Senior Notes Due 2005




           FOURTH SUPPLEMENTAL INDENTURE, dated as of March 6, 1995 (the "Fourth Supplemental Indenture"), to the Indenture, dated as of February 15, 1992 (the "Indenture"), between CENTURY COMMUNICATIONS CORP., a corporation duly organized and existing under the laws of the State of New Jersey (the "Company"), having its principal office at 50 Locust Avenue, New Canaan,
Connecticut 06840, and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a national banking association organized and existing under the laws of the United States (the "Trustee").

                  RECITALS OF THE COMPANY

          WHEREAS, the Company has duly authorized the execution and delivery of the Indenture to provide for the issuance from time to time of one or more series of its senior debt securities (the "Securities") to be issued in one or more series as in the Indenture provided;

           WHEREAS, the Company desires and has requested the Trustee to join it in the execution and delivery of this Fourth Supplemental Indenture in order to establish and provide for the issuance by the Company of a series of Securities designated as its 9 1/2% Senior Notes Due 2005 in the aggregate principal amount of $250,000,000, a specimen copy of which is attached hereto as Exhibit A (the "9 1/2% Notes"), on the terms set forth herein;

            WHEREAS, Section 10.01 of the Indenture provides that a supplemental indenture may be entered into by the Company and the Trustee without the consent of any holder of any Securities for such purpose provided certain conditions are met;

           WHEREAS, the conditions set forth in the Indenture for the execution and delivery of this Fourth Supplemental Indenture have been complied with; and

           WHEREAS, all things necessary to make this Fourth Supplemental Indenture a valid agreement of the Company and the Trustee, in accordance with its terms, and a valid amendment of, and supplement to, the Indenture have been done;

          NOW THEREFORE:

          In consideration of the premises and the purchase and acceptance of the 9 1/2% Notes by the holders thereof the Company mutually covenants and agrees with the Trustee, for the equal and proportionate benefit of all holders of the 9 1/2% Notes, that the Indenture is supplemented and amended, to the extent and for the purposes expressed herein, as follows:

PARAGRAPH A.   SCOPE OF THIS FOURTH SUPPLEMENTAL INDENTURE

           The changes, modifications and supplements to the Indenture effected by this Fourth Supplemental Indenture in Paragraphs B and C hereof shall only be applicable with respect to, and govern the terms of, the 9 1/2% Notes issued by the Company, which shall be limited in aggregate principal amount to $250,000,000, except as provided in Section 3.01(2) of the Indenture, and shall not apply to any other Securities which may be issued under the Indenture unless a supplemental indenture with respect to such other Securities specifically incorporates such changes, modifications and supplements.

PARAGRAPH B.   ADDITIONAL PROVISIONS

           B1.   ADDITIONAL DEFINITIONS - Each of the following  definitions, which constitute part of this Fourth Supplemental Indenture, shall be inserted in proper alphabetical order in Article 1:

           "Advance" shall mean any direct or indirect advance, loan, guarantee, transfer (pursuant to contract or otherwise) or other extension of credit or capital contribution (in cash or other property) by the Company or any Subsidiary, as the case may be, to, or any purchase or other acquisition by such Person of any Capital Stock, equity or other ownership interests, bonds, notes, debentures or other securities of, any Subsidiary or any other Affiliate of the Company, as the case may be, but not including: (i) any Advance from the Company or any Subsidiary to any Affiliate for use by such Affiliate in the ordinary course of its business on terms that are no less favorable to the Company or the relevant Subsidiary than those that could have been obtained in a comparable transaction by the Company or such Subsidiary from a Person who is not an Affiliate, or (ii) any Advance from the Company or any directly or indirectly 90%-owned Subsidiary to any other directly or indirectly 90%-owned Subsidiary or the Company. For purposes of subclause (i) of this definition, expenditures in the ordinary course of business shall mean and include expenditures for working capital, capital improvements and acquisitions in the communications and media fields whether by purchase of assets, capital stock or partnership or other equity interests or by the formation of joint ventures, partnerships or other entities.

           "Asset Sale" shall mean the sale, transfer or other disposition (other than to the Company or any of its Subsidiaries) in any single transaction or series of related transactions of (a) any Capital Stock of any Subsidiary, (b) all or substantially all of the assets of the Company or any Subsidiary or (c) all or substantially all of the assets of a division, line of business, or comparable business segment of the Company or any Subsidiary.

           "Base Date", with respect to any Triggering Event, shall mean the date which is 60 days prior to the occurrence of such Triggering Event.

           "B Minus" shall mean, with respect to ratings by Standard & Poor's Corporation, a rating of B- and, with respect to ratings by Moody's Investor Service, Inc., a rating of B3, or the equivalent thereof by any substitute agency, as provided in Section 12.10.

           "B Plus" shall mean, with respect to ratings by Standard & Poor's Corporation, a rating of B+ and, with respect to ratings by Moody's Investor Service, Inc., a rating of B1, or the equivalent thereof by any substitute agency, as provided in Section 12.10.

           "Capitalized Lease Obligation" shall mean, as applied to any Person, any lease of any property (whether real, personal or mixed) by that Person or lessee which, in conformity with GAAP, is required to be accounted for as a capital lease on the balance sheet of that Person.

           "Cash Flow Available for Interest Expense" shall mean, for any Person, for any period, (A) the sum of the amount for such period of (i) Net Income, (ii) Interest Expense, (iii) provisions for taxes based on income (excluding taxes related to gains and losses excluded from the definition of Net Income), (iv) depreciation expense, (v) amortization expense, and (vi) any other non-cash items reducing the Net Income of such Person for such period, minus (B) all non-cash items increasing Net Income of such Person; all as determined in accordance with GAAP; provided that if, during such period, such Person shall have made any Asset Sale, Cash Flow Available for Interest Expense of such Person for such period shall be reduced by an amount equal to the Cash Flow Available for Interest Expense (if positive) directly attributable to the assets which are the subject of such Asset Sale for the period subsequent to such sale or increased by an amount equal to the Cash Flow Available for Interest Expense (if negative) directly attributable thereto for such period.

           "Century/Texas" shall mean Century Communications Corp., a Texas corporation, a wholly owned subsidiary of the Company.

           "Class A Common Stock" shall mean the Class A Common Stock, par value $.01 per share, of the Company.

          "Consolidated Cash Flow Available for Interest Expense" shall mean, for any Person, for any period, (A) the sum of the amount for such period of
(i) Consolidated Net Income, (ii) Consolidated Interest Expense, (iii) provisions for taxes based on income (excluding taxes related to gains and losses excluded from the definition of Consolidated Net Income or Net Income), (iv) depreciation expense, (v) amortization expense, and (vi) any other non-cash items reducing the Consolidated Net Income of such Person for such period, minus (B) all non-cash items increasing Consolidated Net Income of such Person for such period; all as determined on a consolidated basis for such Person and its Subsidiaries in accordance with GAAP; provided that if, during such period, the Company or any of its Subsidiaries shall have made any Asset Sale, Consolidated Cash Flow Available for Interest Expense of the Company for such period shall be reduced by an amount equal to the Consolidated Cash Flow Available for Interest Expense (if positive) directly attributable to the assets which are the subject of such Asset Sale for the period subsequent to such sale or increased by an amount equal to the Consolidated Cash Flow Available for Interest Expense (if negative) directly attributable thereto for such period.

           "Consolidated Interest Expense" of any Person shall mean, with respect to any period, the aggregate Interest Expense of such Person and its Subsidiaries, determined on a consolidated basis in accordance with GAAP; provided, however, that Consolidated Interest Expense of the Company shall only include the Interest Expense of any Subsidiary of the Company which, at the date of determination of the Interest Expense Ratio of the Company, has an Interest Expense Ratio of less than the ratios set forth below:

          Period                                Ratio

November 15, 1988 - November 14, 1990        1.25 to 1.0
November 15, 1990 - November 14, 1991        1.35 to 1.0
Thereafter                                   1.50 to 1.0

           "Consolidated Net Income" with respect to any specified Person shall mean, for any period, the aggregate of the Net Income of such specified Person and its Subsidiaries for such period, on a consolidated basis, determined in accordance with GAAP; provided that (i) the Net Income of any other Person which is not a Subsidiary or is accounted for by such specified Person by the equity method of accounting shall be included only to the extent of the amount of dividends or distributions paid to such specified Person or a Subsidiary, and (ii) the Net Income of any other Person acquired by such specified Person or a Subsidiary of such Person in a pooling of interests transaction for any period prior to the date of such acquisition shall be excluded and (iii) the Net Income (if positive) of any Subsidiary that is subject to restrictions, direct or indirect, on the payment of dividends or the making of distributions to such specified Person shall be excluded to the extent of such restrictions.

           "Currency Agreement" shall mean any foreign exchange contract, currency swap agreement or other similar agreement or arrangement designed to protect against fluctuations in currency values.

            "Debt" of any Person shall mean (without duplication) any indebtedness, contingent or otherwise, in respect of borrowed money (whether or not the recourse of the lender is to the whole of the assets of such Person or only to a portion thereof), or evidenced by bonds, notes, debentures or similar instruments or representing the balance deferred and unpaid of the purchase price of any property (except any such balance that constitutes a trade payable or an accrued liability arising in the ordinary course of business that is not overdue by more than 120 days or that is being contested in good faith), if and to the extent any of the foregoing indebtedness would appear as a liability upon a balance sheet of the Company in accordance with GAAP.

           "Designated Downgrading" shall mean (i) in the event that the rating of the 9 1/2% Notes by both Rating Agencies on any Base Date is equal to or higher than B Plus, the reduction of such rating by either or both Rating Agencies on the date of the relevant event or transaction resulting in the
Class A Common Stock of the Company being held of record by less than 300 holders (or, if the rating on such date does not reflect the effect of such event or transaction, then on the earliest date on which such rating shall reflect the effect of such event or transaction) (as applicable, the "Triggering Event Date") to a rating equal to or lower than B Minus; and (ii) in the event that on any Base Date the rating of the 9 1/2% Notes by either or both Rating Agencies is lower than B Plus, the reduction of such rating by either or both Rating Agencies to a lower rating. In determining whether a rating has been reduced, a reduction of a gradation (+ and - for S&P and 1, 2 and 3 for Moody's or the equivalent thereof by any substitute rating agency as provided in Section 12.10) shall be taken into account.

           "Discharged"  shall  have the meaning assigned  to  such  term  in
Section 5.02 hereof.


           "Incurrence"  shall  have the meaning assigned  to  such  term  in
Section 11.13 hereof.

          "Indebtedness" of any Person shall mean the Debt of such Person and shall also include, to the extent not otherwise included, any Capitalized Lease Obligation, the maximum fixed repurchase price of any Redeemable Stock, Indebtedness secured by a Lien to which the property or assets owned or held by the Company are subject (whether or not the obligations secured thereby shall have been assumed), guarantees of items that would constitute Indebtedness under this definition (whether or not such items would appear upon the balance sheet of such Person), letters of credit and letter of credit reimbursement obligations (whether or not such items would appear on such balance sheet), and obligations in respect of Currency Agreements and Interest Swap Obligations, and any renewal, extension, refunding or amendment of any of the foregoing. For purposes of the preceding sentence, the maximum fixed repurchase price shall be calculated in accordance with the terms of such Redeemable Stock as if such Redeemable Stock were repurchased on any date on which Indebtedness shall be required to be determined pursuant to the Indenture, and if such price is based upon or measured by the fair market value of such Redeemable Stock (or any equity security for which it may be exchanged or converted), such fair market value shall be determined in good faith by the Board of Directors. The amount of Indebtedness of any Person at any date shall be the outstanding balance at such date of all unconditional obligations as described above and the maximum liability of any such contingent obligations at such date.

           "Interest Expense" of any Person shall mean, for any period, the aggregate amount of (i) interest in respect of Indebtedness of such Person (including amortization of original issue discount on any such Indebtedness and the interest portion of any deferred payment obligation, calculated in accordance with the effective interest method of accounting, all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers' acceptance financing and the net costs associated with Interest Swap Obligations and Currency Agreements), (ii) all but the principal component of rentals in respect of Capitalized Lease Obligations, paid, accrued or scheduled to be paid or accrued by such Person during such period, and (iii) any dividends or distributions paid on any Redeemable Stock of such Person, all as determined in accordance with GAAP.

           "Interest Expense Ratio" shall mean, for the Company, the ratio of
(i) the aggregate amount of Consolidated Cash Flow Available for Interest Expense of the Company for the four fiscal quarters for which financial information in respect thereof is available immediately prior to the date of the transaction giving rise to the need to calculate the Interest Expense Ratio (the "Transaction Date") to (ii) the aggregate Consolidated Interest Expense which the Company will accrue during the fiscal quarter in which the Transaction Date occurs and the three fiscal quarters immediately subsequent to such fiscal quarter, assuming the Consolidated Interest Expense accruing on the amount of the Company's Indebtedness on the Transaction Date and reasonably anticipated by the Company in good faith to be outstanding from time to time during such period (assuming the continuation of market interest rate levels prevailing on the Transaction Date in any calculation of Interest Expense relating to Indebtedness the interest on which is a function of such market interest rate levels). "Interest Expense Ratio" shall mean, for any other Person, the ratio of (i) the aggregate amount of Cash Flow Available for Interest Expense of such other Person for the four fiscal quarters for which financial information in respect thereof is available immediately prior to the relevant Transaction Date to (ii) the aggregate Interest Expense which such other Person will accrue during the fiscal quarter in which the Transaction Date occurs and the three fiscal quarters immediately subsequent to such fiscal quarter, assuming the Interest Expense accruing on the amount of such other Person's Indebtedness on the Transaction Date and reasonably anticipated by such other Person in good faith to be outstanding from time to time during such period (assuming the continuation of market interest rate levels prevailing on the Transaction Date in any calculation of Interest Expense relating to Indebtedness the interest on which is a function of such market interest rate levels).

           "Interest Swap Obligations" shall mean the obligations of any Person pursuant to any arrangement with any other Person whereby, directly or indirectly, such Person is entitled to receive from time to time periodic payments calculated by applying either a floating or a fixed rate of interest on a stated notional amount in exchange for periodic payments made by such Person calculated by applying a fixed or a floating rate of interest on the same notional amount.

            "Lien" shall mean any lien, security interest, charge or encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any security interest).

           "Maturity Date" shall mean the earlier to occur of March 1, 2005 and the date upon which the 9 1/2% Notes shall be declared due and payable pursuant to the terms of Section 6.01.

          "Net Income" of any Person shall mean the net income (loss) of such Person, determined in accordance with GAAP, excluding, however, any gain (but not loss) realized upon the sale or other disposition (including, without limitation, dispositions pursuant to sale and leaseback transactions) of any real property or equipment of such Person which is not sold or otherwise disposed of in the ordinary course of business and any gain (but not loss) realized upon the sale or other disposition of any Capital Stock of such Person or a Subsidiary of such Person.

originally issued in the aggregate principal amount of $250,000,000 pursuant to this Indenture.

          "Permitted Investment" shall mean any investment after November 10, 1988 (a) which when aggregated with all other outstanding Permitted Investments does not exceed the aggregate of $50 million (excluding amounts which may be used to acquire the remaining interests in the non-wireline cellular telephone systems in Elkhart, Indiana, Lincoln, Nebraska and Charlottesville and Lynchburg, Virginia) plus (i) the amount of Proceeds from the issuance or sale of Capital Stock of the Company after November 15, 1988,
(ii) the amount of Proceeds from the issuance of indebtedness which is converted or exchanged for Capital Stock of the Company after November 15, 1988, and (iii) amounts from dividends or distributions made to the Company or any Restricted Subsidiary from an Unrestricted Subsidiary after November 15, 1988, and (b) which is (i) loaned or contributed to any Affiliate controlled, directly or indirectly, by the Company in the ordinary course of business on terms that are no less favorable to the Company or the Restricted Subsidiary than those that could have been obtained in a comparable transaction by the Company or such Restricted Subsidiary from a Person who is not an Affiliate, or (ii) (A) loaned or contributed to any Unrestricted Subsidiary or (B) made by way of a guarantee by the Company, or a Restricted Subsidiary of Indebtedness of an Unrestricted Subsidiary. A Permitted
Investment in an Unrestricted Subsidiary will be deemed to be no longer outstanding if such Unrestricted Subsidiary has been classified a Restricted Subsidiary.

           "Preferred Stock" shall mean the $3.50 Preferred Shares and the Special Preferred Shares of the Company.

           "Proceeds" shall mean, with respect to any issuance or sale of securities, cash or the fair market value of property other than cash (as determined by the Board of Directors whose determination shall be evidenced by a resolution of the Board of Directors filed with the Trustee) received in connection therewith.

          "Pro Forma Operating Cash Flow" shall mean, for any period, (A) the sum of the amount for such period of (i) Net Income, (ii) Interest Expense,
(iii) provisions for taxes based on income (excluding taxes related to gains and losses excluded from the definition of Consolidated Net Income or Net Income), (iv) depreciation expense, (v) amortization expense, and (vi) any other non-cash items reducing the Net Income of such Person for such period, minus (B) all non-cash items increasing Net Income of such Person for such period; all as determined on a consolidated basis for the Company and its Restricted Subsidiaries in accordance with GAAP after giving effect to the following: (i) if, during such period, the Company or any of its Restricted Subsidiaries shall have made any Asset Sale, Pro Forma Operating Cash Flow of the Company for such period shall be reduced by an amount equal to the Pro Forma Operating Cash Flow (if positive) directly attributable to the assets which are the subject of such Asset Sale for the period subsequent to such sale or increased by an amount equal to the Pro Forma Operating Cash Flow (if negative) directly attributable thereto for such period and (ii) if, during such period, Indebtedness is incurred by the Company or any of its Restricted Subsidiaries for or in connection with the acquisition of any Person or business which immediately after acquisition is a Subsidiary or whose assets are held directly by the Company or a Subsidiary, Pro Forma Operating Cash Flow shall be computed so as to give pro forma effect to the acquisition of such Person or business.

           "Rating Agency" shall mean either Standard & Poor's Corporation or its successor ("S&P") or Moody's Investors Service, Inc. or its successor ("Moody's").

          "Redeemable Stock" shall mean any Capital Stock which, by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable), or upon the happening of any event, matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise, or redeemable at the option of the holder thereof, in whole or in part, on or prior to the Maturity Date.

           "Repurchase Date" shall have the meaning assigned to such term  in
Section 12.10 hereof.

          "Repurchase Notice" shall have the meaning assigned to such term in
Section 12.10 hereof.

           "Restricted Payments" shall have the meaning assigned to such term in Section 11.11.

           "Restricted Subsidiary" shall mean (a) any Subsidiary of the Company, whether existing on or after the date of the Indenture, unless such Subsidiary is an Unrestricted Subsidiary or shall have been classified as an Unrestricted Subsidiary by a resolution adopted by the Board of Directors of the Company and (b) an Unrestricted Subsidiary which is reclassified as a Restricted Subsidiary by a resolution adopted by the Board of Directors of the Company, provided that on and after the date of such reclassification such Unrestricted Subsidiary shall not incur Indebtedness other than that permitted to be incurred by a Restricted Subsidiary under the provisions of the Indenture. Notwithstanding the foregoing, Century-ML Cable Venture and its Subsidiaries and Century Venture Corp. and its Subsidiaries shall be Restricted Subsidiaries unless any of the foregoing shall be reclassified as an Unrestricted Subsidiary pursuant to clause (d) of the definition of an Unrestricted Subsidiary.

           "Transaction Date" shall have the meaning assigned to such term in the definition of "Interest Expense Ratio" herein.

           "Triggering Event" shall mean the occurrence of any transaction or event or series of transactions or events which results in (a) the Class A Common Stock of the Company being held of record by less than three hundred holders and (b) a Designated Downgrading. For purposes of clause (a) above, "held of record" shall have the meaning set forth in Rule 12g5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

           "Triggering Event Date" shall have the meaning assigned to such term in the definition of "Designated Downgrading" herein.

           "Unrestricted Subsidiary" shall mean (a) Century Cellular Holding Corp.; provided that Century Cellular Holding Corp. may be reclassified as a Restricted Subsidiary pursuant to clause (b) of the definition of Restricted Subsidiary, (b) any Subsidiary as of the date of the Indenture which is not a Restricted Subsidiary, (c) any Subsidiary of an Unrestricted Subsidiary and
(d) any Subsidiary organized or acquired after the date of the Indenture which is classified as an Unrestricted Subsidiary by a resolution adopted by the Board of Directors of the Company; provided that a Subsidiary may be so classified as an Unrestricted Subsidiary only if immediately after the date of such classification, the Company and its Restricted Subsidiaries would have investments in such Subsidiary which would be Permitted Investments; and provided further, that, notwithstanding the foregoing, no Subsidiary which is a Restricted Subsidiary as of the date of the Indenture shall be reclassified as an Unrestricted Subsidiary or be a Subsidiary of an Unrestricted Subsidiary. The Trustee shall be given prompt notice by the Company of each resolution adopted by the Board of Directors under this provision, together with a copy of each such resolution adopted.

           B2. ADDITIONAL SECTIONS - Each of the following provisions, which constitutes part of this Fourth Supplemental Indenture, is numbered to conform with the format of the Indenture:

SECTION 3.11   Establishment of Terms.

           The 9 1/2% Notes shall have such terms as are set forth in the 9 1/2% Note, a copy of which is attached hereto as Exhibit A.

SECTION 11.10.  Restrictions on Mergers, Sales and
                Consolidations.

           The Company will not consolidate or merge with or into, or sell, lease, convey or otherwise dispose of all or substantially all of its property to another corporation, Person or entity except as permitted in Article Nine.

SECTION 11.11.  Restriction on Dividends and Other
                Payments.

           Except as set forth below the Company shall not, directly or indirectly:

          (1) declare or pay any dividend on, or make any distribution to the holders (as such) of, any shares of its Capital Stock (other than dividends or distributions payable in Capital Stock (other than Redeemable Stock) of the Company);

           (2) purchase, redeem or otherwise acquire or retire for value any Capital Stock of the Company, any Subsidiary or other Affiliate of the Company (other than any such Capital Stock owned by the Company or any directly or indirectly wholly-owned Subsidiary of the Company);

           (3) permit any Subsidiary to declare or pay any dividend on, or make any distribution to the holders (as such) of, any shares of its Capital Stock except to the Company or a directly or indirectly wholly-owned Subsidiary of the Company (other than dividends or distributions payable in Capital Stock (other than Redeemable Stock) of such Subsidiary or the Company);

           (4) permit any Subsidiary to purchase, redeem or otherwise acquire or retire for value any Capital Stock of such Subsidiary, the Company or any Affiliate of either of them (other than any such Capital Stock owned by the Company or any directly or indirectly wholly-owned Subsidiary of the Company); or

           (5) make an Advance or permit any Subsidiary to make an Advance (such dividends, distributions, purchases, redemptions, other acquisitions, retirements or Advances referred to in (1) through (5) above being collectively referred to as "Restricted Payments;" provided, however, that Restricted Payments shall not include any amounts paid for the acquisition from a Person not an Affiliate of the Company of any Capital Stock of a Subsidiary or other Affiliate of the Company); if at the time of such Restricted Payment:

           (i) an Event of Default shall have occurred and be continuing, or shall occur as a consequence thereof, or

          (ii) if upon giving effect to such payment the aggregate amount expended for all such Restricted Payments subsequent to November 21, 1988 shall exceed the sum of (a) the excess of (x) the aggregate of Consolidated Cash Flow Available for Interest Expense of the Company accrued during all fiscal quarters ended subsequent to May 31, 1988 over (Y) the product of (1)
1.2 and (2) the aggregate of Consolidated Interest Expense of the Company accrued during all fiscal quarters ended subsequent to May 31, 1988, (b) the aggregate net proceeds, including cash and the fair market value of property other than cash, received by the Company from the issue or sale, after November 21, 1988, of Capital Stock of the Company (other than Redeemable Stock), including upon the exercise of any warrant, other than in connection with the conversion or exchange of any Indebtedness or Capital Stock, and (c) the aggregate net proceeds received by the Company, subsequent to November 21, 1988, from the issue or sale of any debt securities or Redeemable Stock of the Company, if, at the time the determination is made, such debt securities or Redeemable Stock, as the case may be, has been converted into or exchanged for Capital Stock of the Company (other than Redeemable Stock).

           For purposes of any calculation pursuant to the preceding sentence which is required to be made within 60 days after the declaration of a dividend by the Company or any Subsidiary, such dividend shall be deemed to be paid at the date of declaration, and the subsequent payment of such dividend during such 60-day period shall not be treated as an additional Restricted Payment. For purposes of determining under clause (ii) above the amount expended for Restricted Payments, property other than cash shall be valued at its fair market value.

          Notwithstanding the foregoing, the provisions of this Section 11.11 will not prevent (i) the payment of an amount not to exceed $150,000,000 in the aggregate to repurchase shares of the common stock of the Company, (ii) the payment of any dividend within 60 days after the date of declaration when the payment would have complied with the foregoing provisions on the date of declaration or (iii) the purchase, redemption, acquisition or other retirement of any shares of the Company's Capital Stock by exchange for, or out of the proceeds of the substantially concurrent sale of, other shares of its Capital Stock (other than Redeemable Stock).

SECTION 11.12.  Limitation on Transactions with Affiliates.

            Neither the Company nor any Subsidiary may engage in any transaction with an Affiliate of the Company (other than a Restricted Subsidiary), or any director, officer or employee of the Company or any Subsidiary, on terms less favorable to the Company or such Subsidiary than would be obtainable at the time in comparable transactions of the Company or such Subsidiary with Persons which are not Affiliates; provided, however, that nothing in this Section 11.12 shall prevent (i) the Company from making any payments permitted pursuant to the terms of Section 11.11 or (ii) the Company or any Subsidiary from entering into any transaction permitted pursuant to the terms of Sections 9.01, 11.10 and 11.14.

SECTION 11.13.  Limitation on Indebtedness.

           The Company shall not, and shall not permit any Restricted Subsidiary to, directly or indirectly, create, incur, issue, assume or become liable for, contingently or otherwise (collectively an "incurrence"), any Indebtedness (other than the 9 1/2% Notes) unless, after giving effect to such incurrence on a pro forma basis, Indebtedness of the Company and its Restricted Subsidiaries, on a consolidated basis, shall not be more than nine times Pro Forma Operating Cash Flow for the four fiscal quarters immediately preceding such incurrence. For purposes of this Section 11.13, an incurrence will not be deemed to occur when any Person becomes a Subsidiary by merger, consolidation, acquisition or otherwise. Notwithstanding the above, neither the Company nor any Restricted Subsidiary shall be prohibited from incurring
(i) Indebtedness incurred in connection with Currency Agreements or Interest Swap Obligations, (ii) Indebtedness which is subordinated in right of payment to the 9 1/2% Notes and which has an average life to maturity longer than that of the 9 1/2% Notes and (iii) Indebtedness resulting in the extension, refunding or renewal of any Indebtedness existing prior to such extension, renewal or refunding which does not result in an increase in the principal amount of such existing Indebtedness then outstanding.

SECTION 11.14.  Investments in Affiliates and
                Subsidiaries.

           (a) After February 27, 1995, the Company shall not, nor shall the Company allow any Restricted Subsidiary to, invest in any Affiliate (other than the Company or a Restricted Subsidiary) or in any Unrestricted Subsidiary other than by way of Permitted Investments.

           (b)   After  February  27,  1995,  neither  the  Company  nor  any
Restricted Subsidiary shall guarantee or secure, pledge, encumber or otherwise become directly or indirectly liable for investments in or borrowings by Unrestricted Subsidiaries, except for Permitted Investments and except that the Capital Stock of an Unrestricted Subsidiary may be pledged to secure borrowings by such Unrestricted Subsidiary or other Unrestricted Subsidiaries.

SECTION 12.10.  Right to Require Repurchase of
                     9 1/2% Notes.

           (a) In the event of the occurrence of a Triggering Event, each holder of 9 1/2% Notes shall have the right, at such holder's option, to sell to the Company, and the Company hereby agrees to purchase, all or any part of such holder's 9 1/2% Notes on the date (the "Repurchase Date") that is 115 days after a Triggering Event Date, for an amount equal to 101% of their principal amount plus accrued interest to the Repurchase Date.

           (b) The Company shall mail to all holders of record of the 9 1/2% Notes, within 30 days after a Triggering Event Date, a notice of the occurrence of such Triggering Event, specifying the date by which a holder of
9 1/2% Notes must notify the Trustee of such holder's intention to exercise the repurchase right and describing the procedure which such holder must follow to exercise such right. The Company shall deliver a copy of such notice to the Trustee on the same such date and shall cause a copy of such notice to be published in an Authorized Newspaper. To exercise the repurchase right, the holder of a 9 1/2% Note must deliver, on or before the ninetieth day after a
Triggering Event Date, written notice (which shall be irrevocable) (such notice, as to any holder of 9 1/2% Notes its "Repurchase Notice") to the Trustee of the holder's exercise of such right, together with the 9 1/2% Note or
9 1/2% Notes  with respect to which the right is being exercised, duly
endorsed  for transfer.   Not  later than the ninety-fifth day after such
Triggering Event Date, the Trustee shall notify the Company of the aggregate principal amount of 9 1/2% Notes or portions thereof with respect to which it has received Repurchase Notices and the certificate numbers and the names of the holders of the 9 1/2% Notes tendered for repurchase. No later than the date that is 110 days after a Triggering
Event Date, the Company shall deposit with the Trustee money in an amount sufficient to repurchase on the Repurchase Date all such 9 1/2%
Notes or portions thereof. The Company shall not be required pursuant to Section 3.05 to exchange or register the transfer of any 9 1/2% Note or portion thereof with respect to which the holder thereof has delivered a Repurchase Notice.

           (c) The Company shall take all reasonable action necessary to enable each of the Rating Agencies to provide a rating for the 9 1/2% Notes. If, however, either or both of the Rating Agencies shall not make such a rating available, a nationally recognized investment banking firm selected by the Company shall select a nationally recognized securities rating agency or two nationally recognized securities rating agencies to act as substitute rating agency or substitute rating agencies, as the case may be.

PARAGRAPH C.   CHANGED PROVISIONS.

           C1.   CHANGED  DEFINITIONS.  The definitions of  "Capital  Stock",
"GAAP" and "Subsidiary" set forth in Article 1 of the Indenture shall be amended and restated in their entirety to read as follows:

           "Capital Stock" shall mean, (i) in respect of any Person, any and all shares, interests, rights to purchase, warrants, options, participations or other equivalents of or interests in (however designated) corporate stock and any and all equity, beneficial or ownership interests in, or participations or other equivalents in, any partnership, association, joint venture or other business entity and (ii) when used to refer to "Capital Stock" into which Securities of a particular series are convertible, stock of any class of the Company into which Securities of such series are convertible in accordance with their terms (as contemplated by Section 3.01).

           "GAAP" shall mean generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession as in effect on the date of the Indenture.

          "Subsidiary" of any specified Person shall mean (i) a corporation a majority of whose Capital Stock with voting power, under ordinary circumstances, to elect directors is at the time, directly or indirectly, owned by such Person or by such Person and a Subsidiary or Subsidiaries of such Person or by a Subsidiary or Subsidiaries of such Person or (ii) any other Person (other than a corporation) in which such Person or such Person and a Subsidiary or Subsidiaries of such Person or a Subsidiary or Subsidiaries of such Person, directly or indirectly, at the date of determination thereof has at least majority ownership interest.

          C2.  CHANGED SECTIONS.

SECTION 2.02.  Certificate of Authentication.

           Section 2.02 of the Indenture, which shall apply to the 9 1/2% Notes, is amended and restated in its entirety to read as follows:

SECTION 2.02.  Form of Trustee's Certificate
               of Authentication.

           The Trustee's certificate of authentication on the 9 1/2% Notes shall be in substantially the following form:

           This is one of the 9 1/2% Senior Notes Due 2005 referred to in the Indenture dated as of February 15, 1992, as supplemented by the Fourth
Supplemental   Indenture,  dated  as  of  March  6,  1995,  between   Century
Communications  Corp.  and  Bank  of  America  National  Trust  and   Savings
Association, as Trustee.

BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, as Trustee

Authentication Date:                    Authorized Officer

SECTION 5.02.  Defeasance.

           Section 5.02 of the Indenture, which shall apply to the 9 1/2% Notes, is amended and restated in its entirety to read as follows:

SECTION 5.02.  Defeasance Upon Deposit of Moneys or U.S.
               Government Obligations.

           At the Company's option indicated by notice to the Trustee, either
(a) the Company shall be deemed to have been Discharged (as defined below) from its obligations with respect to the 9 1/2% Notes or (b) the Company shall cease to be under any obligation to comply with any term, provision or condition set forth in Sections 11.10 through 11.12 at any time after the applicable conditions set forth below have been satisfied:

           (1) the Company shall have deposited or caused to be deposited irrevocably with the Trustee as trust funds in trust, specifically pledged as security for, and dedicated solely to, the benefit of the holders of the 9 1/2% Notes (A) money in an amount, or (B) U.S. Government Obligations which through the payment of interest thereon and principal in respect thereof in accordance with their terms will provide, not later than one day before the due date of any payment, money in an amount, or (C) a combination of (A) and
(B), sufficient, in the opinion (with respect to (B) and (C)) of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay and discharge all of the principal of the outstanding 9 1/2% Notes on the date such payment of principal is due in accordance with the terms of the 9 1/2% Notes;

           (2) if the 9 1/2% Notes are then listed on the American Stock Exchange or any other stock exchange, and if the Company has elected to be deemed Discharged from its obligations with respect to the 9 1/2% Notes pursuant to option (a) above, the Company shall have delivered to the Trustee an Opinion of Counsel to the effect that the Company's exercise of its option
(a) would not cause the
9 1/2% Notes to be delisted; and

           (3) the Company shall have delivered to the Trustee an Opinion of Counsel to the effect that holders of the 9 1/2% Notes will not recognize income, gain or loss for Federal income tax purposes as a result of the Company's exercise of its option under this Section 5.02 and will be subject to Federal income tax on the same amount and in the same manner and at the same times as would have been the case if such option had not been exercised or deliver a ruling to that effect received from or published by the Internal Revenue Service.

           "Discharged" means, for purposes of this Section 5.02, that the Company shall be deemed to have paid and discharged the entire indebtedness represented by, and obligations under, the 9 1/2% Notes and to have satisfied all the obligations under this Indenture relating to the 9 1/2% Notes and the Trustee, at the expense of the Company, shall execute proper instruments acknowledging the same. "U.S. Government Obligations" means securities that are (i) direct obligations of the United States of America for payment of which its full faith and credit is pledged or (ii) obligations of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America the timely payment of which is unconditionally guaranteed as a full faith and credit obligation of the United States of America, which, in either case under clauses (i) or
(ii), are not callable or redeemable at the option of the issuer thereof, and will also include a depositary receipt issued by a bank or trust company as custodian with respect to any such U.S. Government Obligation or a specified payment of interest on or principal of any such U.S. Government Obligation held by such custodian for the account of the holder of a depository receipt, provided that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depository receipt from any amount received by the custodian in respect of the U.S. Government Obligation or the specific payment of interest on or principal of the U.S. Government Obligation evidenced by such depository receipt.

           Notwithstanding the satisfaction and discharge of this Indenture under this Section 5.02, the Company's obligations in Sections 3.05, 3.06,
7.07 and 11.02, however, shall survive until the 9 1/2% Notes are no longer outstanding.

SECTION 9.01.  Company May Consolidate, etc. Only On Certain Terms.

           Section 9.01 is amended by (i) deleting the word "and" at the end of subclause 1, (ii) deleting the period at the end of subclause 2 and substituting in lieu thereof a semicolon and (iii) adding the following two subclauses at the end thereto, to read in their entirety as follows:

          (3)  immediately after the transaction, no Event of Default exists;
and

           (4) immediately after giving effect to such transaction on a pro forma basis, the Interest Expense Ratio of the surviving or successor entity on a pro forma basis is at least 1:1; provided that, if the Interest Expense Ratio of the Company immediately prior to any such transaction is within the range set forth in Column A below, then the pro forma Interest Expense Ratio of the surviving or successor entity shall be at least equal to the percentage of the Interest Expense Ratio of the Company set forth in Column B below:


               (A)                      (B)

          1.1111:1 to 1.4999:1          90%
          1.5:1 and higher              75%

and provided further, that, if the pro forma Interest Expense Ratio of the surviving or successor entity is 2.0:1 or more, the calculation in the preceding proviso shall be inapplicable and such transaction shall be deemed to have complied with the requirements of such provision.

ARTICLE TWELVE - REDEMPTION OF SECURITIES

           Sections 12.01, 12.06, 12.07 and 12.08 are amended and restated in their entirety to read as follows:

SECTION 12.01.  Applicability of Article.

           Securities of any series which are subject to repurchase before their Stated Maturity shall be repurchased in accordance with their terms and (except as otherwise specified as contemplated by Section 3.01 for Securities of any series) in accordance with this Article.

SECTION 12.06.  Securities Payable on Repurchase Date.

          Notice of repurchase having been given as aforesaid, the Securities so to be repurchased shall, on the Repurchase Date, become due and payable at the applicable repurchase price therein specified, and from and after such date (unless the Company shall default in the payment of the applicable repurchase price and accrued interest) such Securities shall cease to bear interest. Upon surrender of any such Security for repurchase in accordance with said notice, such Security shall be paid by the Company at the applicable repurchase price, together with accrued interest to the applicable Repurchase Date; provided, however, that, subject to Section 16.04, installments of interest whose Stated Maturity is on or prior to the applicable Repurchase Date shall be payable to the Holders of such Securities, or one or more Predecessor Securities, registered as such at the close of business on the relevant Record Dates according to their terms and the provisions of Section 3.07.

           If any Security called for repurchase shall not be so paid upon surrender thereof for repurchase, the principal (and premium, if any) shall, until paid, bear interest from the applicable Repurchase Date at the rate prescribed therefor in the Security.

SECTION 12.07.  Securities Repurchased in Part.

           Any Security which is to be repurchased only in part shall be surrendered at a Place of Payment therefor (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or his attorney duly authorized in writing), and the Company shall execute, and the Trustee shall authenticate and deliver to the Holder of such Security without service charge, a new Security or Securities of the same series, of any authorized denomination as requested by such Holder, in aggregate principal amount equal to and in exchange for the portion not repurchased of the principal of the security so surrendered. Securities in denominations larger than $1,000 may be repurchased in part, but only in whole multiples of $1,000.

SECTION 12.08.  Securities No Longer Outstanding
                After Notice to Trustee and
                Deposit of Cash.

           If the Company, having given notice to the Trustee as provided  in
Section 12.02 or 12.10, shall have deposited with the Trustee or a Paying Agent, for the benefit of the Holders of any Securities of any series or portions thereof tendered for repurchase in whole or in part, cash or other form of payment if permitted by the terms of such Securities (which amount shall be immediately due and payable to the Holders of such Securities or portions thereof) in the amount necessary so to repurchase all such Securities or portions thereof on the applicable Repurchase Date and provision satisfactory to the Trustee shall have been made for the giving of notice of such repurchase, such Securities or portions thereof shall thereupon, for all purposes of this Indenture, be deemed to be no longer
Outstanding, and the Holders thereof shall be entitled to no rights thereunder or hereunder, except the right to receive payment of the applicable repurchase price, together with interest accrued to the applicable Repurchase Date, on or after the applicable Repurchase Date of such Securities or portions thereof.


           IN WITNESS WHEREOF, the parties hereto have caused this Fourth Supplemental Indenture to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.


                              CENTURY COMMUNICATIONS CORP.


                              By:  ________________________
                                   Title:

[CORPORATE SEAL]

ATTEST:

_____________________________


                              BANK OF AMERICA NATIONAL TRUST
                                AND SAVINGS ASSOCIATION


                              By:  ________________________
                                   Title:

[CORPORATE SEAL]

ATTEST:

_____________________________
STATE OF NEW YORK  )
                   :  ss.:
COUNTY OF NEW YORK )

           On the 6th day of March, 1995, before me personally came Scott N. Schneider, to me known, who, being by me duly sworn, did depose and say that he is the Vice President and Treasurer of CENTURY COMMUNICATIONS CORP., one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation; and that he signed his name thereto by like authority.

[NOTARIAL SEAL]


                              ____________________________
                                       Notary Public





                         EXHIBIT A

                 SPECIMEN COPY OF 9 1/2% NOTE



                              EXHIBIT 10(a)(6)


                            EMPLOYMENT AGREEMENT

      AGREEMENT made this 28th day of December 1993 by and between CENTURY COMMUNICATIONS CORP., a corporation organized and subsisting under the laws of New Jersey, and whose address for the purposes of this Agreement is 50 Locust Avenue, New Canaan, CT 06840 (the "Company"), and BERNARD P. GALLAGHER, an individual, residing at 115 Lone Tree Farm Road, New Canaan, CT 06840 ("Employee").

                            W I T N E S S E T H:

WHEREAS:

      A. The Employee is presently employed by the Company as its chief operating officer.

     B. The Company desires that it continue to employ the Employee in such capacity or such other capacities as may be permitted by this Agreement, and under all of the terms, provisions and conditions set forth herein.

      C. Employee is willing to accept such continued employment, and such other employment as may be provided for herein, all under the terms, provisions and conditions set forth herein.

      NOW, THEREFORE, in consideration of the mutual covenants and agreements herein set forth and other good and valuable consideration, the receipt and adequacy of which is mutually acknowledged, it is agreed by and between the parties as follows:

     1.   Representations and Warranties

          1.1 Employee represents and warrants that he is not subject to any restrictive covenants or other agreements or legal restrictions in favor of any person which would in any way preclude, inhibit, impair or limit his employment by the Company or the performance of his duties, all as contemplated herein.

     2.   Employment

           2.1 The Company hereby employs Employee and Employee accepts such employment as chief operating officer of the Company. As its chief operating officer, Employee shall supervise and be responsible for the operations and administration of business activities of the Company, subject to the direction and control of the chief executive officer of the Company and the Board of Directors of the Company. At the direction of the chief executive officer or Board of Directors of the Company, Employee shall also serve in such other senior executive and/or administrative capacities with any subsidiaries of the Company ("Subsidiaries" or individually a "Subsidiary", as hereafter defined), as the Board of Directors or the chief executive officer of the Company may determine. Without limitation of the foregoing, Employee agrees to act as chief executive officer of Centennial Cellular Corp.

           2.2 Subject to Employee's election as such by the Board of Directors and/or the Board of Directors of one or more Subsidiaries, Employee agrees to act and serve as President of the Company and as Chairman or President of all applicable Subsidiaries and, if duly elected, agrees further to serve and act as a director of the Company and all applicable Subsidiaries. Without limitation of the foregoing,Employee agrees to act as a Director and as Chairman of Centennial Cellular Corp. Employee also agrees to adhere to all fiduciary duties and responsibilities inherent in the office of President of the Company and as an officer of any of the Subsidiaries and, if elected, as a director of the Company and of any Subsidiaries, and to comply with all applicable laws relating to same.

     3.   Place of Employment

           3.1 Employee shall render his services where and as required by the Company, it being understood and agreed, however, the Employee's base of operations shall be the greater Fairfield County, Connecticut and/or Westchester County, N.Y. areas and that Employee shall not be required to render his services on a permanent basis outside of said area. In conformance with the foregoing and not in limitation thereof, Employee agrees to take such trips outside said area from time to time as shall be consistent with or reasonably necessary in connection with his duties.

     4.   Term

           4.1 The term of this Agreement (the "Term") shall be three consecutive years commencing January 1, 1994 and expiring on December 31, 1996.

           4.2 In the event this Employment Agreement has not then been terminated, the parties hereto agree that within the last six months of the Term, they shall meet to negotiate the terms and provisions relating to a renewal or extension of this Agreement, it being understood and agreed that nothing herein shall obligate either of the parties to come to agreement with respect to any such renewal or extension.

     5.   Compensation

          5.1 Subject to prior termination, as compensation for all services rendered and to be rendered by Employee hereunder and the fulfillment by Employee of all of his obligations herein, the Company shall pay employee a base salary (the "Base Salary") at the rate of $375,000 per year of each year of the Term on such days as the Company normally pays its employees and subject to withholdings as may be required by law. The Base Salary for each of the second and third years of the Term (the "Applicable Year") shall be increased by the percentage increase in the Consumer Price Index prepared by the United States Labor Department for the United States as a whole, or equivalent measure of increase in the cost of living if such Consumer Price Index is not then being issued (hereafter sometimes referred to as the "Consumer Price Index"), for the last calendar month in such Applicable Year over and above such Consumer Price Index for the last full calendar month of the year immediately preceding the commencement of the Applicable Year.

           5.2 Nothing herein shall prevent or preclude the Board of Directors of the Company or the applicable committee of the Board of Directors, in its sole discretion, and from time to time, to award a bonus or bonuses to Employee for his services as an Employee and/or from awarding or granting Employee (i) options to acquire shares of stock in the Company or
(ii) shares of stock in the Company or (iii) any other incentive or stock related awards in addition to Base Salary. In exercising its discretion with respect to whether a bonus should be awarded and the amount thereof, the Board or the applicable Committee may consider among other factors, the contribution of Employee (i) to the growth in revenues earnings, cash flow and subscribers of the Company and those subsidiaries to or for which Employee renders service, (ii) in connection with acquisitions, offering of securities and various financings, and (iii) to the operations of the Company and its various subsidiaries as an entity.

     6.   Reimbursement for Business Expenses Fringe Benefits

           6.1 The Company agrees that all reasonable expenses incurred by Employee in the discharge and fulfillment of his duties for the Company, as set forth in Section 2, will be reimbursed or paid by the Company upon written substantiation therefor signed by Employee, itemizing said expenses and containing all applicable vouchers. Without limitation of the foregoing the Company shall provide Employee with an automobile for use by Employee in the performance of his duties, and for the maintenance thereof. The automobile shall be of the type presently being provided to Employee by the Company and shall be no more than three years old.

           6.2 The Company agrees that it will cause Employee to be insured under such group life, medical and major medical and disability insurance that the Company may maintain and keep in force from time to time during the Term for the benefit of all of the Company employees, subject to the terms, provisions and conditions of such insurance and the agreements with underwriters relating to same. It is understood and agreed that in its discretion the Company, from time to time may terminate or modify any or all of such insurance without obligation or liability to Employee.

     7.   Exclusivity

           7.1 During the Term, employee agrees to devote his services and his best energies and abilities, exclusively, to the business and activities of the Company, including any Subsidiaries, and not engage or have an interest in or perform services for any other business or entity of any kind or nature; provided, however, that nothing herein shall prevent Employee from investing in (but not rendering services to) other businesses (other than for charitable organizations, provided same does not interfere with Employee's performance of his duties hereunder) which are not competitive in any manner with the business then being conducted by the Company or any of its Subsidiaries, or in investing in (but not rendering services to) other businesses which are competitive in any manner with the business then being constructed by the Company, provided in the latter instance, that (i) the shares of such business are listed and traded over either a national securities exchange or in the over-the-counter market, and (ii) employee's stock interest or potential stock interest (based on grants, options, warrants, or other arrangements or agreements then in existence) in any such business which is so traded (together with any and all interest, actual or potential, of all members of Employee's immediate family) is not a controlling or substantial interest and specifically does not exceed one percent of the issued and outstanding shares or a one percentage interest of or in such business.

     8.   Uniqueness

           8.1 Employee agrees that his services hereunder are special, unique and extraordinary and that in the event of any material breach or attempted material breach of this Agreement by Employee including, without limitation, the provisions of Section 9 and 10, the Company will sustain substantial injury and damage, and Employee hereby consents and agrees that, in the event of breach hereof, the Company shall be entitled to injunctive relief against Employee or any third party to prevent or in respect of any such breach, in addition to, such other rights or remedies available to it. Employee's said consent and agreement shall not survive the expiration date set forth in Section 4.1 (December 31, 1996) except as same relates to any of Employee's obligations pursuant to Section 9.1 and 10.1 hereof.

     9.   Trade Secrets

           9.1 Employee acknowledges that his employment hereunder will necessarily involve his understanding of and access to certain trade secrets and confidential information pertaining to the business and activities of the Company and its Subsidiaries. Accordingly, Employee agrees that during the period of employment and at all times thereafter, he will not disclose to any unauthorized third party any such trade secrets or confidential information and will not (other than in connection with carrying out his duties) for any reason remove or retain without the express consent of the Company any figures or calculations, letters, papers, records or other information of a type likely to be regarded as confidential. The provisions of this Section shall survive the termination, for any reason, of this Agreement or the Employee's employment.

     10.  Inventions, Creations

           10.1 All right, title and interest of every kind and nature whatsoever in and to inventions, patents, trademarks, copyrights, films, scripts, ideas, creations, intellectual property and literary, intellectual and other properties furnished by the Company or any of its Subsidiaries and/or used in connection with any of the activities of the Company or any of its Subsidiaries, or with which employee is connected or associated in connection with the performance of his services, shall as between parties hereto be, become and remain the sole and exclusive property of the Company or any of its Subsidiaries, as the case may be, for any and all purposes and uses whatsoever, regardless of whether the same were invented, created, written, developed, furnished, produced or disclosed by Employee or by any other party, and Employee shall have no right, title or interest of any kind or nature therein or thereto, or in any results and proceeds therefrom. Employee agrees during and after the term hereof to execute any and all documents which the Company may deem necessary and appropriate to effectuate the provisions of this Section 10.1 and, further, that the provisions of this Section shall survive the termination, for any reason, of this Agreement or Employee's employment.

     11.  Death - Permanent Incapacity

           11.1 The death of Employee shall work an immediate termination of this Agreement, in which event no additional Base Salary shall be paid to Employee except that the payments of Base Salary, to which Employee would have been entitled to receive were he not deceased and were he fully performing his obligations hereunder, shall continue to be paid to his Estate or legal representatives during the balance of the Term.

          11.2 In the event Employee suffers a disability which prevents him from performing his services hereunder (herein called "Disability"), and in the event such Disability continues for longer than 90 consecutive days or 120 days in any 12-month period, Employee shall be deemed to have suffered a Permanent Incapacity, in which event the Company shall have the right to terminate this Agreement upon not less than fifteen days' notice to Employee, and this Agreement shall terminate on the date set forth therefor in said notice.

      Upon termination of this Agreement by reason of such Permanent Incapacity, Employee's Base Salary shall continue to be paid to Employee or his legal representatives during the greater of (i) the balance of the Term, and (ii) a period of not less than 12 months.

           11.3 In the event there is a dispute between the parties as to whether or not Employee has suffered a Permanent Incapacity, same shall be determined by an impartial physician located in the City of New York and agreed upon by the parties or, failing agreement within 10 days of a written request therefor by either of the parties to the other, then such a physician as may be designated by the then acting President of the New York Academy of Medicine or if he fails or is unable to designate such impartial physician, then one designated by the Chief of Medicine at one of the following hospitals located in New York City and selected by the Company: (i) New York Hospital, (ii) Columbia Presbyterian Hospital, (iii) New York University (or Tisch) Hospital, (iv) Mt. Sinai Hospital, and if no such hospital shall designate such physician, as designated by the American Arbitration Association. The determination of any such physician shall be final and binding upon the parties hereto.


     12.  Termination

          12.1 In addition to termination pursuant to Section 11, Employee's employment hereunder may be terminated for "cause". "Cause" for purposes of this Agreement shall mean the following:

           (i) alcoholism or drug addition materially affecting Employee's performance, (ii) conviction of a felony involving moral turpitude, (iii) failure to comply within a period of ten business days with a reasonable directive of the chief executive officer, or the Board of Directors of the Company relating to Employee's duties or Employee's performance and consistent with Employee's position, after written notice that such failure will be deemed to be "cause", to the extent such failure can be cured within such ten business days and if not so curable, fails to commence curing during said ten day period and diligently pursue the curing of same until cured,
(iv) gross neglect or gross misconduct of Employee in carrying out his duties under this Agreement, resulting, in either case, in material economic harm to the Company, unless Employee believed in good faith that such act or nonact was in the best interests of the Company and, (v) misappropriation of corporate assets or corporate opportunity or other act of dishonesty or breach of fiduciary obligation to the Company.

           12.2 In the event the Company terminates this Agreement and Employee's employment other than for "cause", and other than for death or disability, Employee shall be entitled, in addition to whatever other rights and remedies which may be available to him, to the following subject to the applicable provisions of the Company's 1985 Employee Stock Option Plan, the Company's 1992 Management Equity Incentive Plan and other applicable Plan:
(i) the right to exercise any stock option in full, whether or not fully exercisable, for the remainder of the original term of such option, (ii) the balance of payments of Base Salary, to be paid at the times they would otherwise have become payable to Employee pursuant to the terms of this Agreement and (iii) a cash bonus for each remaining year of the term (or fraction of year if termination occurs during a particular year of the term and a bonus has not previously been paid to Employee for such year) in an amount equal to the most recently paid cash bonus paid to Employee. Additionally any restrictions on shares of stock previously issued to Employee shall be deemed inoperative and of no further force and effect.

           12.3 Employee shall be deemed to have been terminated without cause if, without Employee's written consent, (i) Employee is not elected President of the Company during the term, and is not designated chief operating officer of the Company, (ii) his Base Salary is reduced, (iii) is relocated in violation of Section 3.1 or (iv) there has been a material diminution in the Employee's duties or the assignment to Employee of duties which are materially inconsistent with his duties or which materially impair the Employee's ability to function as President and Chief Operating Officer of the Company.

     13.  Vacation

           13.1 Employee shall be entitled to a vacation of four weeks duration in the aggregate during each year of the Term at times reasonably agreeable to both Employee and the Company, it being understood that any portion of such vacation not taken in such year shall not be available to be taken during any other year.

     14.  Insurance

           14.1 In addition to insurance referenced in Section 6.2, Employee agrees that the Company or any Subsidiary may apply for and secure and/or own and/or be the beneficiary of insurance on the Employee's life or disability insurance (in each instance in amounts to be determined by the Company), and Employee agrees to cooperate fully in the applying and securing of same, including the submission to various physical and other examinations and answering of questions and furnishing of information as may be required by various insurance carriers. However, nothing contained herein shall require the Company to obtain any such life or disability insurance.

     15.  Miscellaneous

          15.1 The Company shall have the right to assign this Agreement and to delegate all duties and obligations hereunder to any successor, affiliated or parent company or to any person, firm or corporation which acquires the Company or substantially all of its assets, or with or into which the Company may consolidate or merge. This Agreement shall be binding upon and inure to the benefit of the permitted successors and assigns of the Company. Employee agrees that this Agreement is personal to him and may not be assigned by him.

          15.2 This Agreement is being delivered in the State of Connecticut and shall be construed and enforced in accordance with the laws of such State applicable to contracts made and fully to be performed therein, and without any reference to any rules of conflict of laws.

           15.3 Except as may herein otherwise be provided, all notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered personally or if mailed, first class postage prepaid, registered or certified mail, return receipt requested, or if sent by telecopier or overnight express delivery service,
(a) to Employee at his address set forth on the facing page hereof or at such other address as Employee may have notified the Company, sent by registered or certified mail, return receipt requested, or by telecopier or overnight express delivery service, or (b) if to the Company, at its address set forth on the facing page hereof, attention: Chairman of the Board, or at such other address as the Company may have notified Employee in writing sent by registered or certified mail, return receipt requested or by telecopier or overnight express delivery service, and with a copy to Leavy, Rosensweig & Hyman, 11 East 44th Street, New York, NY 10017 (Attention: David Z. Rosensweig, Esq.). Notice shall be deemed given (i) upon personal delivery, or (ii) on the second business day immediately succeeding the posting of same, prepaid, in the U.S. mail, (iii) on the date sent by telecopy if the addressee has compatible receiving equipment and provided the transmittal is made on a business day during the hours of 9:00 A.M. to 6:00 P.M. of the receiving party and if sent on other times, on the immediately succeeding business day, or (iv) on the first business day immediately succeeding delivery to the express overnight carrier for the next business day delivery.

           15.4 This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Each party shall deliver such further instruments and take such further action as may be reasonably requested by the other in order to carry out the provisions and purposes of this Agreement. This Agreement represents the entire understanding of the parties with reference to the transaction set forth herein and neither this Agreement nor any provision thereof may be modified, discharged or terminated except by an agreement in writing signed by the party against whom the enforcement of any waiver, change, discharge or termination is sought. Any waiver by either party of a breach of any provision of this Agreement must be in writing and no waiver of a particular breach shall operate as or be construed as a waiver of any subsequent breach thereof.

           15.5 "Subsidiaries" or "Subsidiary" shall include and mean any corporation, partnership or other entity 50% or more of the then issued and outstanding voting stock is owned directly or indirectly by the Company in the instance of a Corporation, and 50% or more of the interest in capital or in profits is owned directly or indirectly by the Company in the instance of a partnership and/or other entity, or any corporation, partnership, venture or other entity, the business of which is managed by the Company or any of its Subsidiaries.

      IN WITNESS WHEREOF, the parties hereto have executed and have caused this Agreement to be executed as of the day and year first above written.


CENTURY COMMUNICATIONS CORP.




                                          By:/s/ Leonard Tow
                                           Its Chairman of the Board




                                        /s/ Bernard P. Gallagher
                                        BERNARD P. GALLAGHER




                                EXHIBIT 10(r)

                        CENTURY COMMUNICATIONS CORP.
                1985 EMPLOYEE STOCK PURCHASE PLAN, AS AMENDED

1.  PURPOSE

The purpose of this 1985 Employee Stock Purchase Plan (the 'Plan') is to enable eligible employees of Century Communications Corp. (the 'Company') to acquire proprietary interests in the Company through the ownership of common stock of the Company. The Company believes that employees who participate in the Plan will have a closer identification with the Company by virtue of their ability as stockholders to participate in the Company's growth and earnings. It is the intention of the Company to have the Plan qualify as an 'employee stock purchase plan' under Section 423 of the Internal Revenue Code of 1986 (the 'Code'). Accordingly, the provisions of the Plan shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code.

2.  DEFINITIONS

The following terms have the following meanings:

(a) 'Common Stock' shall mean shares of the $.01 par value Class A common stock of the Company.

(b) 'Subsidiary' shall mean any present or future corporation which is or would be a 'subsidiary corporation' of the Company as the term is defined in
Section 424 of the Code.

(c) 'Eligible Employee' shall mean a person regularly employed by the Company or a Subsidiary on the effective date of any offering of stock pursuant to the Plan; provided, however, that no person shall be considered an Eligible Employee unless he is customarily employed by the Company or a Subsidiary for more than twenty hours per week and more than five months in a calendar year; and provided further, that the Board of Directors may exclude the employees of any specified Subsidiary from any offering under the Plan.

(d) 'Purchase Period' shall mean the number of calendar months during which installment payments for stock purchased under the Plan shall be made.

(e) 'Option' shall mean the right granted to Eligible Employees to purchase the Company's Common Stock under an offering made under the Plan.

(f) 'Subscription Period' shall mean that period of time prescribed in any offer of stock under the Plan beginning on the first day employees may elect to purchase shares and ending on the last day such elections to purchase are authorized to be received and accepted.

(g) 'Average Market Price' shall mean the mean between the high and low prices for the Company's Common Stock on the American Stock Exchange as reported by such exchange, or if the Company's Common Stock is not traded on the American Stock Exchange but is traded on the Boston Stock Exchange, as reported by such exchange, or if the Company's Common Stock is not traded on such exchanges, the high 'bid' and low 'ask' prices for the Company's Common Stock in the over-the-counter market, as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) or other quotation service.

(h) 'Annual Pay' shall mean an amount equal to the annual basic rate of pay of an Eligible Employee as determined from the payroll records of the Company or a Subsidiary on the effective date of an offer of stock made pursuant to the Plan.

3.  SHARES RESERVED FOR PLAN

The shares of the Company's Common Stock to be sold to Eligible Employees under the Plan may, at the election of the Company, be either treasury shares or shares originally issued for such purpose. The maximum number of shares of Common Stock which shall be reserved and made available for sale under the Plan shall be 1,125,767. The shares reserved may be issued and sold pursuant to one or more offerings under the Plan. With respect to each offering, the Committee referred to in Section 4 will specify the number of shares to be made available, the length of the Subscription Period, the length of the Purchase Period and such other terms and conditions not inconsistent with the Plan as may be appropriate. In no event shall the Subscription Period and the Purchase Period together exceed 27 months for any offering.

In the event of a subdivision or combination of the Company's shares, the maximum number of shares which may thereafter be issued and sold under the Plan and the number of shares under elections to purchase at the time of such subdivision or combination will be proportionately increased or decreased, the terms relating to the price at which shares under elections to purchase will be sold will be appropriately adjusted, and such other action will be taken as in the opinion of the Board of Directors is appropriate under the circumstances. In case of a reclassification or other change in the Company's shares, the Board of Directors also will make appropriate adjustments.

4.  ADMINISTRATION OF THE PLAN

The Plan shall be administered by a Committee consisting of not less than three directors of the Company who shall be appointed by the Board of Directors. No director of the Company serving as a member of the Committee shall be eligible, at any time while serving as a member of the Committee, to be granted options under the Plan. The Committee shall be vested with full authority to make, administer and interpret such rules and regulations regarding the Plan or to make amendments to the Plan itself as it may deem advisable; provided, however, that no such amendment shall increase the maximum number of shares available for sale under the Plan, otherwise than as required to reflect a subdivision or a combination as provided in Article 3 hereof, nor shall any such amendment act to expand the persons eligible to participate in the Plan beyond the employees of the Company and its Subsidiaries. Any determination, decision, or action of the Committee in connection with the construction, interpretation, administration, or application of the Plan shall be binding upon all Eligible Employees and all persons claiming under an Eligible Employee.

5.  PARTICIPATION IN THE PLAN

Options to purchase the Company's Common Stock under the Plan shall be granted only to Eligible Employees. Options to purchase shares shall be granted to all Eligible Employees of the Company or any of its Subsidiaries whose Eligible Employees are granted such rights; provided, however, that the Board of Directors may determine that any offering of Common Stock under the Plan will not be extended to highly compensated employees (within the meaning of Section 414(q) of the Code) of the Company or its Subsidiaries or to those employees whose principal duties consist of supervising the work of other employees, and provided further that in no event may an employee be granted an option under this Plan if such employee, immediately after the option is granted, owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of the Company or of its Subsidiaries. For the purposes of determining stock ownership under this paragraph, the rules of Section 424(d) of the Code shall apply and stock which the employee may purchase under all outstanding options shall be treated as stock owned by the employee.

6.  PURCHASE PRICE

The purchase price for shares of Common Stock purchased pursuant to the Plan (except as otherwise provided herein) will be the lesser of 85% of the Average Market Price on the first day of the Purchase Period or 85% of the Average Market Price on the last day of the Purchase Period. If no Average Market Price was available on either or both of those days, the purchase price shall be established based upon 85% of the Average Market Price on the last day prior thereto on which an Average Market Price was available.

7.  METHOD OF PAYMENT

Payment for shares purchased pursuant to the Plan shall be made in installments through payroll deductions, with no right of prepayment. Each Eligible Employee electing to purchase shares will authorize the Company to withhold a designated amount from his regular weekly, biweekly, semimonthly or monthly pay for each payroll period during the Purchase Period. All such payroll deductions made for an Eligible Employee shall be credited to his account under the Plan. At the end of the Purchase Period, each Eligible Employee shall receive in cash the balance remaining in his account, if any, after the amount in his account has been applied to the purchase of whole shares at the applicable purchase price.

8.  EMPLOYEE'S ELECTION TO PURCHASE -- GRANT OF OPTIONS

In order to participate in the Plan, an Eligible Employee must sign an election to purchase shares on a form provided by the Company stating the Eligible Employee's desire to purchase shares under the Plan and showing the amount which the Eligible Employee elects to have withheld from his pay for such payroll period during the Purchase Period and applied to the purchase of shares. The election to purchase shares must be delivered on or before the last day of the Subscription Period to the person or office designated to receive and accept such elections. Subject to the limitations set forth in Paragraph 9, each participating Eligible Employee shall be granted an option to purchase a fixed maximum number of shares determined by the following procedure:

Step 1 -- Multiply 20% of the Eligible Employee's Annual Pay by a fraction, the numerator of which is the number of months in the Purchase Period and the denominator of which is 12;

  Step 2 -- Determine the figure which represents 85% of the AverageMarket Price on the first day of the Purchase Period;

Step 3 -- Divide the figure determined in Step 1 by the figure determined in Step 2 and round off the quotient to the nearest whole number. This final figure shall be the fixed maximum number of shares for which the Eligible Employee may be granted an option to purchase.

An Eligible Employee may elect to purchase less than the total number of shares which he is entitled to elect to purchase.

The date on which the option is granted to each participating Eligible Employee shall be the first day of the Purchase Period. Notice that an option has been granted shall be given to each participating Eligible Employee and shall show the maximum number of shares which may be purchased by withholding from such Eligible Employee's pay for each payroll period during the Purchase Period.

In the event the total maximum number of shares resulting from all elections to purchase under any offering of shares under the Plan exceeds the number of shares offered, the Company reserves the right to reduce the maximum number of shares which Eligible Employees may purchase pursuant to their elections to purchase, to allot the shares available in such manner as it shall determine, but generally pro rata to subscriptions received and to grant options to purchase only for such reduced number of shares.

All shares included in any offering under the Plan in excess of the total number of shares which all Eligible Employees elect to purchase and all shares with respect to which elections to purchase are canceled as provided in Paragraph 12 shall continue to be reserved for the Plan and shall be available for inclusion in any subsequent offering under the Plan.

9.  LIMITATIONS ON NUMBER OF SHARES WHICH MAY BE PURCHASED

The following limitations shall apply with respect to the number of shares which may be purchased by each Eligible Employee who elects to participate in an offering under the Plan.

(a) No Eligible Employee shall be granted an option to purchase shares under the Plan if such Eligible Employee, immediately after such option is granted, owns stock or holds options to purchase stock possessing 5% or more of the total combined voting power or value of the capital stock of the Company or of any Subsidiary; and

(b) No Eligible Employee may be granted an option to purchase shares which permits his rights to purchase stock under the Plan and all other stock option plans of the Company and of any Subsidiary pursuant to Section 423 of the Internal Revenue Code to accrue at a rate which exceeds in any one calendar year $25,000 of the fair market value of such stock (determined on the date the option to purchase is granted).

10.  RIGHTS AS STOCKHOLDER

An Eligible Employee will become a stockholder of the Company with respect to shares for which payment has been completed at the close of business on the last business day of the Purchase Period. An Eligible Employee will have no rights as a stockholder with respect to shares under an election to purchase shares until he has become a stockholder as provided above. A certificate for the shares purchased will be issued as soon as practicable after an Eligible Employee becomes a stockholder.

11.  RIGHTS TO PURCHASE SHARES NOT TRANSFERABLE

An Eligible Employee's rights under his election to purchase shares may not be sold, pledged, assigned or transferred in any manner otherwise than by will or the laws of descent and distribution. If this provision is violated the right of the Eligible Employee to purchase shares shall terminate and the only right remaining under such Eligible Employee's election to purchase will be to have paid over to the person entitled thereto the amount then credited to the Eligible Employee's account.

12.  CANCELLATION OF ELECTION TO PURCHASE

An Eligible Employee who has elected to purchase shares may cancel his election in its entirety or may partially cancel his election by reducing the amount which he has authorized the Company to withhold from his pay for each payroll period during the Purchase Period. Any such full or partial cancellation shall be effective upon the delivery by the Eligible Employee of written notice of cancellation to the office or person designated to receive elections. Such notice of cancellation must be so delivered before the close of business on the last business day of the Purchase Period. If an Eligible Employee partially cancels his original election by reducing the amount authorized to be withheld from his pay, he shall continue to make installment payments at the reduced rate for the remainder of the Purchase Period. Only one partial cancellation may be made during a Purchase Period.

An Eligible Employee's rights upon the full or partial cancellation of his election to purchase shares shall be limited to the following:

(a) He may receive in cash, as soon as practicable after delivery of the notice of cancellation, the amount then credited to his account, except that in the case of a partial cancellation, he must retain in his account an amount equal to the amount of his new payroll deduction times the number of payroll periods in the Purchase Period through the date of cancellation, or

(b) He may have the amount credited to his account at the time the cancellation becomes effective applied to the purchase of the number of shares such amount will then purchase.

If option (b) is elected, installment payments must be continued for the month in which the notice of cancellation is given. The cancellation and purchase of shares will become effective at the close of business on the last day of business of such month. The purchase price of the shares so purchased will be 85% of the Average Market Price on the first day of the Purchase Period. The credit in an Employee's account shall be the aggregate of the amounts withheld from the Employee's pay and any amounts paid pursuant to Paragraphs 13, 14, 15 and 16.

13.  LEAVE OF ABSENCE OR LAYOFF

An Eligible Employee purchasing stock under the Plan who is granted a leave of absence (including a military leave) during the Purchase Period and such absence is for a period of 90 days or less (or if for a period in excess of 90 days, the Employee's right of reemployment with the Company is guaranteed either by statute or by contract), may during such period of absence make payments in cash to the Company in amounts equal to what such payments would have been pursuant to corresponding payroll deductions.

14.  EFFECT OF FAILURE TO MAKE PAYMENTS WHEN DUE

If in any payroll period, for any reason not set forth in Paragraph 13, an Eligible Employee who has filed an election to purchase shares under the Plan has no pay or his pay is insufficient (after other authorized deductions) to permit deduction of his installment payment, such payment may be made in cash at the time. If not so made, the Eligible Employee, when his pay is again sufficient to permit the resumption of installment payments, must pay in cash the amount of the deficiency in his account or arrange for uniformly increased installment payments so that, assuming the maximum purchase price per share, payment for the maximum number of shares covered by his option will be completed in the last month of the Purchase Period. If the Eligible Employee elects to make increased installment payments, he may, nevertheless, at any time make up the remaining deficiency by a lump sum payment.

Subject to the above provisions of the Plan permitting postponement, the Company may treat the failure by an Eligible Employee to make any payment as a cancellation of his election to purchase shares. Such cancellation will be effected by mailing notice to him at his last known business or home address. Upon such mailing, his only right will be to receive in cash the amount credited to his account.

15.  RETIREMENT

If an Eligible Employee retires on a Company retirement plan and has an election to purchase shares in effect at the time of his retirement, he may, within three months after the date of his retirement (but in no event later than the end of the Purchase Period), by delivering written notice to the office or person designated to receive elections, elect to:

(a) Complete the remaining installment payments in cash,

(b) Make a lump sum payment in the amount of any deficiency for the remaining portion of the Purchase Period, or

(c) Cancel his election to purchase shares in accordance with the provisions of Paragraph 12.

If no such notice is given within such period, the election will be deemed canceled as of the date of retirement and the only right of the Eligible Employee will be to receive in cash the amount credited to his account.

16.  DEATH

If an Eligible Employee, including a retired Eligible Employee, dies and has an election to purchase shares in effect at the time of his death, the legal representative of the deceased Eligible Employee may, within three months from the date of death (but in no event later than the end of the Purchase Period), by delivering written notice to the office or person designated to receive elections, elect to:

(a) Complete the remaining installment payments in cash,

(b) Make a lump sum payment in the amount of any deficiency for the remaining portion of the Purchase Period, or

(c) Cancel the election to purchase shares in accordance with the provisions of Paragraph 12.

If no such notice is given within such period, the election will be deemed canceled as of the date of death, and the only right of such legal representative will be to receive in cash the amount credited to the deceased Eligible Employee's account.

17.  TERMINATION OF EMPLOYMENT OTHER THAN FOR RETIREMENT OR DEATH

If an Eligible Employee's employment is terminated for any reason other than retirement or death prior to the end of the Purchase Period, his election to purchase shall thereupon be deemed canceled as of the date on which his employment ended. In such an event, no further payments under such election will be permitted, and the Eligible Employee's only right will be to receive in cash the amount credited to his account.

18.  APPLICATION OF FUNDS

All funds received by the Company in payment for shares purchased under the Plan and held by the Company at any time may be used for any valid corporate purpose.


19.  GOVERNMENTAL APPROVALS OR CONSENTS

The Plan shall not be effective unless it is approved by the stockholders of the Company within 12 months after the Plan is adopted by the Board of Directors of the Company. The Plan and any offerings and sales to Eligible Employees under it are subject to any governmental approvals or consents that may be or become applicable in connection therewith. The Board of Directors of the Company may make such changes in the Plan and include such terms in any offering under the Plan as may be necessary or desirable, in the opinion of counsel, so that the Plan will comply with the rules and regulations of any governmental authority and so the Eligible Employees participating in the Plan will be eligible for tax benefits under the Code or the laws of any state.
                              EXHIBIT 10(v)(2)

                         CENTURY COMMUNICATIONS CORP.
               1993 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

1. Purpose. The purpose of the 1993 Non-Employee Directors' Stock Option Plan of Century Communications Corp. (the 'Company' and the 'Plan' respectively) is to secure for the Company and its stockholders the benefits of incentive inherent in increased common stock ownership by the members of the Board of Directors of the Company who are not employees or officers of the Company or any of its subsidiaries (the 'Non-Employee/Officer Directors').

2. Effectiveness and Termination of Plan. This Plan shall become effective upon adoption by the Board of Directors; provided, however, that all grants of options under this Plan prior to the ratification or the adoption of this Plan by the stockholders of the Company at the 1994 Annual Meeting of Stockholders shall be subject to such ratification.

This Plan shall terminate on the earliest of (i) ten (10) years from its adoption date, (ii) when all shares of Class A Stock (as defined) which may be issued under this Plan shall have been issued through exercise of options granted under this Plan or (iii) such time as the Board may determine.

3. The Common Stock. The maximum number of shares which may be issued through the exercise of options granted under this Plan shall be 323,123 shares of the Class 'A' Common Stock of the Company, par value $.10 per share (the 'Class `A' Stock'), subject to adjustment as provided in Section 7 hereof. Such number of shares may be set aside out of the authorized but unissued shares of Common Stock not reserved for any other purpose or out of shares of Class A Stock held in or acquired for the treasury of the Company. Shares of Class A Stock subjected under this Plan to an option which, for any reason, is cancelled or terminates unexercised as to such shares may again be subjected to an option under this Plan.

4. Formula Grant of Options. (a) Subject to the ratification of the adoption of this Plan by the stockholders of the Company as provided in Section 2 hereof, options for 1,000 shares of Class A Stock shall be automatically granted under this Plan to each person who is elected or re-elected a Non-Employee/Officer Director on the date of the regularly scheduled meeting of the Board of Directors held on the same date as the annual meeting of the stockholders of the Company in each of the years 1994 through 2003.

  (b) The options granted under this Plan shall be in addition to regular director's fees and other benefits provided to Non-Employee/Officer Directors. Neither this Plan nor any option granted under this Plan shall confer upon any person any right to continue to serve as a member of the Board of Directors of the Company.

5. Type of Option and Terms and Conditions.

(a) Options granted under this Plan shall not be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended.

(b) Except as hereinafter provided, all options granted pursuant to this Plan shall be subject to the following terms and conditions:

(i) Price. The purchase price of the shares of Class A Stock issuable upon exercise of an option granted under this Plan shall be the fair market value of the Class A Stock on the last trading day prior to the date of the meeting of the Board of Directors in any year scheduled to be held on the same date as the Annual Meeting of Stockholders of the Company. The purchase price shall be paid in full at the time of such exercise, in (A) cash, (B) shares of Class A Stock of the Company valued at the fair market value of the Class A Stock on the date of purchase or (C) any combination of cash and Class A Stock. The purchase price shall be subject to adjustment, but only as provided in Section 7 hereof.

(ii) Exercisability of Options. Except as provided in (iii) below, each option granted under this Plan shall become exercisable as to an amount equal to 20% of the shares of Class A Stock covered by such option on the first anniversary of the date of grant; thereafter an additional 20% of the total number of shares of Class A Stock covered by such option shall become exercisable on each subsequent anniversary of the date of grant until on the fifth anniversary of the date of grant the total number of Class A Stock covered by such option shall be exercisable.

(iii) Termination of Option Period. Options granted under this Plan shall terminate on the date which is five years and six months immediately succeeding the date of grant. In the event any Non-Employee/Officer Director to whom an option has been granted under this Plan ceases to be a member of the Board of Directors of the Company while holding an option that has not expired and has not been fully exercised, the right to exercise such option shall be only as follows:

Death. If a Non-Employee/Officer Director ceases to be a member of the Board of Directors of the Company by reason of death, his or her estate shall have the right for a period of one year following the date of such death (but in no event after the date which is five years and six months from the date of grant) to exercise the option with respect to all or any part of the shares of Class A Stock subject thereto, regardless of whether the right to purchase such shares had accrued at the date of his or her death. The term 'estate' when used in this Plan with respect to any Non-Employee/Officer Director shall mean such person's legal representatives upon such Non-Employee and Non-Officer Director's death or any person who acquires the right under the laws of descent and distribution to exercise an option by reason of such Non-Employee/Officer Director's death.

Retirement or Disability. If a Non-Employee/Officer Director ceases to be a member of the Board of Directors upon attaining the age at which the Company's policy precludes reelection as a director or, with the approval of the Board of Directors, because of disability, such Non- Employee/Officer Director or his or her estate (in the event of his or her death after such termination) shall have the right for a period of six months following such cessation (but in no event after the date which is five years and six months from the date of grant) to exercise the option with respect to all or any part of the shares of Class A Common Stock subject thereto, regardless of whether the right to purchase such shares had accrued prior to such Non-Employee/Officer Director ceasing to be a member of the Board of Directors of the Company.

Other Reasons. If a Non-Employee/Officer Director ceases to be a member of the Board of Directors of the Company for any reason other than those provided under 'Death' and 'Retirement or Disability,' such Non-Employee/Officer Director or his or her estate (in the event of his or her death after such termination) may, within the three month period following such cessation of service (but in no event after the date which is five years and six months from the date of grant), exercise the option with respect to only such number of shares of Class 'A' Stock as to which the right of exercise had accrued prior to such Non-Employee/Officer Director ceasing to be a member of the Board of Directors of the Company.

(iv) Transferability of Option. Options granted under this Plan shall be transferable only by will or the laws of descent and distribution and shall be exercisable during the Non-Employee/Officer Director's lifetime only by him or her or by his or her guardian, conservator or legal representative.

6. Rights of a Shareholder. A Non-Employee/Officer Director shall have no rights as a shareholder with respect to any shares issuable or transferable upon exercise of an option granted under this Plan until the date of issuance of a stock certificate for such shares. Except as otherwise provided pursuant to Section 7 hereof, no adjustment shall be made for dividends or other rights for which the record date is prior to the date of such stock certificate.

7. Adjustment of and Changes in Class A Stock. In the event that the shares of Class 'A' Stock, as presently constituted, shall be changed into or exchanged for a different kind of shares of stock or other securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, split-up, combination of shares, or otherwise) or if the number of such shares of Class A Stock shall be increased through the payment of a stock dividend or a dividend on the shares of Class A Stock of rights or warrants to purchase securities of the Company shall be made, then there shall be substituted for or added to each share of Class A Stock theretofore appropriated or thereafter subject or which may become subject to an option under this Plan, the number and kind of shares of stock or other securities into which each outstanding share of Class A Stock shall be so changed, or for which each such share shall be exchanged, or to which each such share shall be entitled, as the case may be, and references herein to the Stock shall be deemed to be references to any such stock or other securities as appropriate. Outstanding options shall also be appropriately amended as to price and other terms as may be necessary to reflect the foregoing events. In the event there shall be any other change in the number or kind of the outstanding shares of Class A Stock, or of any stock or other securities into which such Class A Stock shall have been changed or for which it shall have been exchanged, then if the Board of Directors shall, in its sole discretion, determine that such change equitably requires an adjustment in any option theretofore granted under this Plan, such adjustment shall be made in accordance with such determination. Fractional shares resulting from any adjustment in options pursuant to this
Section 7 may be settled in cash or otherwise as the Board of Directors shall determine. Notice of any adjustment shall be given by the Company to each holder of an option which shall have been so adjusted and such adjustment (whether or not such notice is given) shall be effective and binding for all purposes of this Plan.

8. Securities Act Requirements. No option granted pursuant to this Plan shall be exercisable in whole or in part, and the Company shall not be obligated to sell any shares of Class A Stock subject to any such option, if such exercise and sale would, in the opinion of counsel for the Company, violate the Securities Act of 1933 (or other Federal or State statutes having similar requirements), as in effect at that time. Each option shall be subject to the further requirement that, if at any time the Board of Directors shall determine in its discretion that the listing or qualification of the shares of Class A Stock subject to such option under any securities exchange (including without limitation any listing under any rule of NASDAQ) requirements or under any applicable law, or the consent or approval of any governmental regulatory body, s necessary or desirable as a condition of, or in connection with, the granting of such option or the issue of shares thereunder, such option may not be exercised in whole or in part unless such listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors.

9. Withholding. Appropriate provision (which may, in accordance with rules determined by the Board of Directors, and subject to its approval or the approval of the Committee, include the election by a Non-Employee/Officer
Director to have the Company withhold from the shares of Class A Stock otherwise to be issued to the Non-Employee/Officer Director upon exercise, such number of shares as would satisfy the withholding amount due or to deliver to the Company shares of Class A Stock already owned to satisfy the withholding amount valued at the fair market value of the Class A Stock on the date of exercise) shall be made for all taxes required to be withheld from shares of Class A Stock issued under this Plan under the applicable laws or other regulations of any governmental authority, whether federal, state or local, and domestic or foreign. To that end, the Company may at any time take such steps as it may deem necessary or appropriate (including sale or retention of shares) to provide for payment of such taxes.

10. Administration and Amendment of Plan. The Board of Directors from time to time may adopt rules and regulations for carrying out this Plan and may designate a committee of the Board (the 'Committee') to administer the Plan and to adopt such rules and regulations. The interpretation and construction by the Board of Directors, or the Committee if same has been designated by the Board, of any provision of this Plan or any option granted pursuant hereto shall be final and conclusive. No member of the Board of Directors of the Committee shall be liable for any action or determination made in good faith with respect to this Plan or any option granted pursuant hereto. The Board of Directors may from time to time make such changes in and additions to this Plan and, with the consent of the Non-Employee/Officer Director or the estate of the Non-Employee/Officer Director, to the terms and conditions of any option granted under this Plan as it may deem proper and in the best interests of the Company, without further action on the part of the stockholders of the Company; provided, however, that, except as provided in
Section 7 hereof, unless the stockholders of the Company shall have first approved thereof (i) the total number of shares of Class A Stock subject to this Plan shall not be increased and the minimum purchase price shall not be changed, (ii) no option shall be exercisable more than five years and six months after the date is granted, (iii) the expiration date of this Plan shall not be extended and (iv) no amendment of this Plan or of any option granted under this Plan may materially increase the benefits accruing to Non-Employee/Officer Directors under this Plan; and provided, further, that Sections 4 and 5 hereof may not be amended more often than once every six months unless such amendment is required to comport with changes in the Internal Revenue Code of 1986, as amended, or the rules thereunder.

The Board of Directors shall have the power, in the event of any disposition of substantially all of the assets of the Company, its dissolution or of any consolidation or merger of the Company with or into any other corporation, to amend all outstanding options granted under this Plan prior to the effectiveness of any such transaction and to terminate such options as of such effectiveness. If the Board of Directors shall exercise such power, each option then outstanding shall be deemed to have been amended to permit the exercise thereof in whole or in part by the Non-Employee/Officer Director to whom it was issued or his or her estate as provided herein at any time or from time to time as determined by the Board of Directors prior to the effectiveness of such transaction and such option shall be deemed to terminate upon such effectiveness.



                              EXHIBIT 10(v)(3)

                        CENTURY COMMUNICATIONS CORP.
                           1994 STOCK OPTION PLAN

1.  PURPOSE

The purpose of this 1994 Stock Option Plan (the 'Plan') is to enable selected officers and full-time employees of Century Communications Corp. (the 'Company') and its subsidiaries to acquire a proprietary interest in the Company through the ownership of common stock of the Company. Such
ownership  will  provide such employees with  a more  direct   stake  in  the
future welfare of the Company, and encourage them to remain with the Company and its subsidiaries. It is also expected that the Plan will encourage qualified persons to seek andaccept employment with the Company and its subsidiaries. Pursuant to the Plan, such employees will be offered the opportunity to acquire such common stock through the grant of options or stock appreciation rights under the Plan.

As used herein, the term 'subsidiary' shall mean any present or future corporation which is or would be a 'subsidiary corporation' of the Company as the term is defined in Section 424 of the Internal Revenue Code of 1986, as amended (the 'Code').

2.  ADMINISTRATION OF THE PLAN

The Plan shall be administered by an Employee Stock Option Committee (the `Committee') as appointed from time to time by the Board of Directors of the Company. The Committee shall consist of not less than two (2) members of such Board of Directors and shall be constituted in such a manner as to satisfy the requirements of applicable law and of Rule 16b-3 under the Securities ExchangeAct of 1934, as amended (the 'Exchange Act'). No director of the Company servingas a member of the Committee shall be eligible, at any time while serving as a member of the Committee, to be granted options or stock appreciation rights under the Plan.

In administering the Plan, the Committee may adopt rules and regulations for carrying out the Plan. The interpretation and decision with regard to any question arising under the Plan made by the Committee shall be final and conclusive on all employees of the Company and its subsidiaries participating or eligible to participate in the Plan. The Committee shall determine the employees to whom, and the time or times at which, grants shall be made and the number of shares or stock appreciation rights to be included in the grants.

3.  SHARES OF STOCK SUBJECT TO THE PLAN

The number of shares that may be issued or transferred pursuant to the exercise of options and stock appreciation rights granted under the Plan shall not exceed 5,000,000 shares of the $.01 par value Class A Common Stock of the Company (the 'Common Stock'), except for adjustments as provided in subparagraph (g) of paragraph 10 of this Plan. Such shares may be authorized and unissued shares or previously issued shares acquired or to be acquired by the Company and held in treasury. Any shares subject to an option or stock appreciation right which for any reason expires or is terminated unexercised as to such shares may again be subject to an option or stock appreciation right under the Plan.

4.  ELIGIBILITY

The Committee shall determine from time to time the employees and officers of the Company (including employees and officers who are directors of the Company) who shall be granted options. All officers and all full-time employees of the Company are eligible to be granted options under the Plan.

5.  DURATION OF THE PLAN

Subject to the provisions of Paragraph 11, the Plan shall remain in effect until all shares subject or which may become subject to the Plan shall have been purchased pursuant to the exercise of options granted under the Plan or distributed pursuant to the exercise of stock appreciation rights granted under the Plan, provided that no options or stock appreciation rights may be granted after May 31, 2004.

6.  TYPES OF OPTIONS

Options granted under this Plan shall be in the form of (i) incentive stock options as defined in Section 422 of the Code, or (ii) options not qualifying under such section ('nonqualified options'), or both, in the discretion of the
Committee.

7.  TERMS AND CONDITIONS OF INCENTIVE STOCK OPTIONS

Incentive stock options shall be evidenced by stock option agreements in such form, not inconsistent with this Plan, as the Committee shall approve from time to time, which agreements shall be subject to the terms and conditions set forth in Paragraph 10 of this Plan and shall contain in substance the following terms and conditions and such other terms and conditions not inconsistent therewith as the Committee may approve:

(a) Option Price. Except as hereinafter provided, the option price per share of the Common Stock underlying each option shall be the fair market value of the Common Stock at the time such option is granted.

(b) Ten Percent Shareholders. The option price per share of the Common Stock underlying any incentive stock option granted to any individual who, at the time of the grant, owns stock possessing more than ten (10) percent of the total combined voting power of all classes of stock of the Company or any of its subsidiary corporations shall be 110% of the fair market value of the Common Stock at the time such option is granted.

(c)  Annual Limit. No incentive stock option may be granted under  this  Plan if such grant, together with applicable prior grants which are incentive stock options within the meaning of Section 422 of the Code, would exceed any maximum established under the Code for incentive stock options that may be granted to an individual employee. To the extent such maximum is exceeded, the option shall be treated as a nonqualified option.

(d) Medium and Time of Payment. Stock purchased pursuant to an option agreement shall be paid for in full at the time of purchase. The purchase price upon exercise of an option may be paid in whole or in part in (a)
cash or (b) whole shares of Common Stock evidenced by negotiable certificates, valued at their fair market value on the date of exercise. Upon receipt of payment the Company shall, without stock transfer tax to the optionee or other person entitled to exercise the option, deliver to the optionee (or other person entitled to exercise the option) a certificate or certificates for such shares. If certificates representing shares of Common Stock are used to pay all or part of the purchase price of an option, the Committee shall determine acceptable methods for tendering Common Stock and may impose such limitations and prohibitions on the use of Common Stock to pay all or part of the purchase price of an option as it deems appropriate.

(e) Withholding. It shall be a condition to the performance of the Company's obligation to issue or transfer Common Stock upon exercise of an option or options that the optionee pay, or make provision satisfactory to the Company for the payment of, any taxes (other than stock transfer taxes) which the Company is obligated to collect with respect to the issue or transfer of Common Stock upon such exercise. Such payment may also be made at the election of the participant by the surrender of shares of Common Stock then owned by the participant, or the withholding of shares of Common Stock otherwise to be issued to the participant on exercise, valued at the fair market value of the Common Stock on the date of exercise. Any election so made by a participant subject to Section 16(b) of the Exchange Act shall be subject to the approval of the Committee and shall be in accordance with the requirements of Rule 16b-3 under such Act.

  (f)  Reduction  of Shares. The number of shares to which  an  optionee   is
entitled   upon exercise  of an  option shall  be reduced  by the  number  of related stock appreciation rights previously or concurrently exercised.

8.  TERMS AND CONDITIONS OF NONQUALIFIED OPTIONS

Nonqualified options shall be evidenced by stock option agreements which shall be subject to the terms and conditions set forth in paragraph 10 of this Plan and shall contain in substance the terms and conditions set forth in subparagraphs (a), (d), (e) and (f) of paragraph 7 of this Plan and such other terms and conditions not inconsistent therewith as the Committee may approve.

9.  STOCK APPRECIATION RIGHTS

Stock  appreciation rights  may be  granted by the  Committee in   connection
with any stock option at the time of grant of such option. Such appreciation rights shall be subject to the terms and conditions set forth in paragraph 10 of this Plan and to such other terms and conditions, not inconsistent with the Plan, as the Committee shall determine including the following terms and conditions:

(a) Stock appreciation rights shall be exercisable, in whole or in part, at such time or times and to the extent that the option to which they relate shall be exercisable, and shall expire simultaneously with the option to which they relate.

  (b) Upon exercise of a stock appreciation right, the related option or portion thereof shall be surrendered to the Company in exchange for payment by the Company of shares of Common Stock (at the fair market value thereof) or cash or a combination thereof in an amount equal to the excess of the aggregate fair market value of the shares subject to the option or portion thereof being surrendered over the aggregate option price thereof; provided, however, that fractional shares shall not be issued. Any option, to the extent surrendered, shall thereupon cease to be exercisable.

(c)  The  Committee shall have the sole discretion to determine the  form  in
which  payment  (i.e.,  cash, shares of Common  Stock,  or  any   combination
thereof) will be made.

(d)   Stock   appreciation  rights  shall be   transferable  only   when  the
options   to  which  they  relate  are  transferable,  and  under  the   same
conditions.

10.  PROVISIONS RELATING TO OPTIONS AND STOCK APPRECIATION RIGHTS

All   options and stock appreciation rights granted under this Plan shall  be subject to the following provisions:

  (a) Term. An option and stock appreciation right shall have such term as is fixed by the Committee, provided that no option may be exercised after the expiration of ten (10) years from the date of grant of such option, no incentive stock option granted to any individual who, at the time of the grant, owns stock of the Company possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any of its subsidiary companies may be exercised after the expiration of five (5) years from the date of grant of such option, and no stock appreciation right may be exercised after the related option becomes non-exercisable.

(b)   Partial Exercise. Partial exercise will be permitted from time to time,
provided   that  no   partial  exercise  may result   in  the   issuance   or
transfer of less than fifty (50) shares of Common Stock.

(c) Rights as a Stockholder. A recipient of options and stock appreciation rights shall have no rights as a stockholder with respect to any shares issuable or transferable upon exercise thereof until the date of issuance of a stock certificate to him for such shares. Except as otherwise expressly provided in the Plan, no adjustment shall be made for dividends or other rights for which the record date is prior to the date such stock certificate is issued.

(d) Non-Assignability of Options and Stock Appreciation Rights. No option or stock appreciation right shall be assignable or transferable by the recipient except by will or by the laws of descent and distribution. During the life of a recipient, options and stock appreciation rights shall be exercisable only by him.

(e) Effect of Termination of Employment or Death. No option or stock appreciation right shall be exercisable after the expiration of a period of three (3) months from the date of termination of employment, unless such termination of employment occurs by reason of death or disability within the meaning of Section 22(e)(3) of the Code. In the event of the death of a recipient of options or stock appreciation rights while an employee of the Company or any subsidiary of the Company, the unexercised portion of options and stock appreciation rights granted to the deceased employee shall be exercisable by his personal representatives, heirs or legatees at any time prior to the expiration of two (2) years from the date of his death. In the event of the termination of employment of a recipient of options or stock appreciation rights because of disability within the meaning of Section 22(e)(3) of the Code, the unexercised portion of options and stock appreciation rights granted to such recipient shall expire unless exercised within one (1) year from the date of such termination. In no event shall an option be exercisable after the expiration of the term of the option fixed by the Committee pursuant to subparagraph (a) of this paragraph 10, and no stock appreciation right shall be exercisable after the expiration of the related option.

(f) Leave of Absence. In the case of a recipient on an approved leave of absence, the Committee may, if it determines that to do so would be in the best interests of the Company, provide in a specific case for continuation of options and stock appreciation rights during such leave of absence, such continuation to be in such terms and conditions as the Committee determines to be appropriate, except that in no event shall an option be exercisable after the expiration of the term of the option fixed by the Committee pursuant to subparagraph (a) of this paragraph 10, and no stock appreciation right shall be exercisable after the expiration of the related option.

(g) Adjustment in Event of Recapitalization of the Company. In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of the Company, the Board of Directors shall make an appropriate adjustment in the number and the kind of shares that may be subjected to options and stock appreciation rights under the Plan and the number and kind of shares covered by options and stock appreciation rights granted, and in the option price.

(h) Acceleration. Notwithstanding anything to the contrary set forth in this Plan, the Committee as well as the Board of Directors of the Company shall have the power to cause all options and stock appreciation rights then outstanding to be deemed to have been amended to permit the exercise thereof in whole or in part by the holder at any time or from time to time.

To the extent that an acceleration of the exercisability of an incentive stock option pursuant to this paragraph causes the aggregate fair market value of Common Stock (determined as of the time the option with respect to such stock was granted) with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year under the Plan (or any other plan of the Company or a parent or subsidiary thereof providing for the grant of incentive stock options) to exceed $100,000, such options shall be treated as nonqualified options.

(i) General Restriction. Each option or stock appreciation right granted under the Plan shall be subject to the requirement that, if at any time the Board of Directors shall determine, in its discretion, that the listing, registration, or qualification of the shares issuable or transferable upon exercise thereof upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such option or stock appreciation right or the issue or transfer of shares thereunder, such option or stock appreciation right may not be exercised in whole or in part unless such listing, registration, qualification, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors.

11.  AMENDMENT TO THE PLAN

The Board of Directors shall have the right to amend, suspend, or terminate the Plan at any time; provided, however, that no such action shall affect or in any way impair the rights of a recipient under any option or stock appreciation right theretofore granted under the Plan; and, provided, further, that unless first duly approved by the holders of stock entitled to vote thereon at a meeting (which may be the annual meeting) duly called and held for such purpose, no amendment or change shall be made in the Plan (a) increasing (except as provided in subparagraph (g) of Paragraph 10 of this Plan) the total number of shares which may be issued or transferred under the Plan; (b) changing the minimum purchase price herein before specified for the shares subject to options;(c) changing the maximum period during which options or stock appreciation rights may be exercised; (d) extending the period during which options or stock appreciation rights may be granted under the Plan beyond May 31, 2004; or
(e)materially increasing the benefits accruing to a recipient of options under the Plan.

12.  USE OF PROCEEDS

      The   proceeds  from  the sale  of Common  Stock pursuant   to  options
granted under the Plan shall constitute general funds of the Company.

13.  EFFECTIVE DATE OF THE PLAN

The Plan shall be effective as of October 26, 1994, subject to ratification of the Plan by the affirmative vote of a majority of the issued and outstanding shares of Common Stock.
                               EXHIBIT 10(ff)

                                                  COPIED AS EXECUTED WITH
                                                  EXHIBITS E, F, H, I AND J
                                                  AS SEPARATELY EXECUTED

                              U.S. $525,000,000

                              CREDIT AGREEMENT

                         Dated as of August 4, 1995

                                    Among

                                CCC-I, INC.,

                                     and

                         PULLMAN TV CABLE CO., INC.

                                     and

                            KOOTENAI CABLE, INC.,

                                as Borrowers

                               CITIBANK, N.A.,

                                  as Agent

            BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION
                                CHEMICAL BANK
                                 CIBC INC.,
                             LTCB TRUST COMPANY,
                              SOCIETE GENERALE,
                 THE SUMITOMO BANK, LIMITED - CHICAGO BRANCH
                                     and
                         THE TORONOT-DOMINION BANK,

                             as Managing Agents,

                                     and

                           THE BANKS NAMED HEREIN,

                                  as Banks


                              CREDIT AGREEMENT


                         Dated as of August 4, 1995


           CCC - I, INC., a Delaware corporation ("CCC-I"), PULLMAN TV CABLE CO., INC., a Washington corporation ("Pullman"), KOOTENAI CABLE, INC., a Delaware corporation ("Kootenai"; CCC-I, Pullman and Kootenai are, individually, each a "Borrower" and, collectively, the "Borrowers"), CITIBANK, N.A. ("Citibank"), as agent (the "Agent") for the banks (the "Banks") listed on the signature pages hereof, BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION, CHEMICAL BANK, CIBC INC., LTCB TRUST COMPANY, SOCIETE GENERALE, THE SUMITOMO BANK, LIMITED - CHICAGO BRANCH and THE TORONTO-DOMINION BANK, as Managing Agents (the "Managing Agents"), and the Banks, agree as follows:


                           ARTICLE I

                DEFINITIONS AND ACCOUNTING TERMS

           SECTION 1.01. Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

           "A Advance" means an advance by a Lender to a Borrower as part of an A Borrowing and refers to an Adjusted CD Rate Advance, a Base Rate Advance or a Eurodollar Rate Advance, each of which shall be a "Type" of A Advance.

           "A Borrowing" means a borrowing consisting of simultaneous A Advances of the same Type made by each of the Lenders pursuant to Section 2.01.

          "A Note" means a promissory note of a Borrower payable to the order of any Lender, in substantially the form of Exhibit A-1 hereto, evidencing the aggregate indebtedness of such Borrower to such Lender resulting from the A Advances made by such Lender.

           "Additional Unsecured Debt" has the meaning specified in Section 5.02(b)(viii).

          "Adjusted CD Rate" means, for any Interest Period for each Adjusted CD Rate Advance comprising part of the same Borrowing, an interest rate per annum equal to the sum of:

                (a) the rate per annum obtained by dividing (i) the rate of interest determined by the Agent to be the average (rounded upward to the nearest whole multiple of 1/100 of 1% per annum, if such average is not such a multiple) of the consensus bid rate determined by each Reference Bank for the bid rates per annum, at 9:00 A.M. (New York City time) (or as soon thereafter as practicable) three Business Days before the first day of such Interest Period, of New York certificate of deposit dealers of recognized standing selected by such Reference Bank for the purchase at face value of certificates of deposit of such Reference Bank in an amount substantially equal to such Reference Bank's Adjusted CD Rate Advance comprising part of such Borrowing and with a maturity equal to such Interest Period, by (ii) a percentage equal to 100% minus the Adjusted CD Rate Reserve Percentage (as defined below) for such Interest Period, plus

                (b) the Assessment Rate (as defined below) for such Interest Period.

      The "Adjusted CD Rate Reserve Percentage" for any Interest Period for each Adjusted CD Rate Advance comprising part of the same Borrowing means the reserve percentage applicable three Business Days before the first day of such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, but not limited to, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City with deposits exceeding one billion dollars with respect to liabilities consisting of or including (among other liabilities) U.S. dollar nonpersonal time deposits in the United States with a maturity equal to such Interest Period. The "Assessment Rate" for any Interest Period for each Adjusted CD Rate Advance comprising part of the same Borrowing means the annual assessment rate estimated by the Agent three Business Days before the first day of such Interest Period for determining the then current annual assessment payable by Citibank to the Federal Deposit Insurance Corporation (or any successor) for insuring U.S. dollar deposits of Citibank in the United States. The Adjusted CD Rate for any Interest Period for each Adjusted CD Rate Advance comprising part of the same Borrowing shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from each Reference Bank three Business Days before the first day of such Interest Period, subject, however, to the provisions of Section 2.08.

           "Adjusted CD Rate Advance" means an A Advance which bears interest as provided in Section 2.07(a)(iii).

          "Advance" means an A Advance or a B Advance.

           "Affiliate" means, as to any Person, any other Person that, directly or indirectly, controls, is controlled by or is under common control with such Person or is a director or officer of such Person. For purposes of this definition, the term "control" (including the terms "controlling," "controlled by" and "under common control with") of a Person means the possession, direct or indirect, of the power to vote 5% or more of the Voting Stock of such Person or to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock, by contract or otherwise.

          "Agent" has the meaning specified in the recital of parties to this Agreement.

           "Applicable Lending Office" means, with respect to each Lender, such Lender's Domestic Lending Office in the case of a Base Rate Advance, such Lender's CD Lending Office in the case of an Adjusted CD Rate Advance, and such Lender's Eurodollar Lending Office in the case of a Eurodollar Rate Advance and, in the case of a B Advance, the office of such Lender notified by such Lender to the Agent as its Applicable Lending Office with respect to such B Advance.

           "Approved Acquisition" means any acquisition, approved by the Required Lenders, of cable television assets or 100% of the ownership interests of a company that owns directly or through one or more other wholly owned companies all or substantially all of such assets.

          "Approved Company" means a company whose cable television assets or ownership interests will be acquired in an Approved Acquisition.

          "Asset EBIDT" has the meaning specified in Section 5.02(e).

           "Asset Purchase Agreement" means that certain Asset Purchase Agreement, dated November 28, 1994, between ML Media and Century/Jersey, as amended, supplemented and modified by that certain letter agreement dated November 28, 1994 between ML Media and Century/Jersey.

           "Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an Eligible Assignee, and accepted by the Agent, in substantially the form of Exhibit C hereto.

          "B Advance" means an advance by a Lender to a Borrower as part of a B Borrowing resulting from the auction bidding procedure described in Section 2.03.

           "B Borrowing" means a borrowing consisting of simultaneous B Advances from each of the Lenders whose offer to make one or more B Advances as part of such borrowing has been accepted by a Borrower under the auction bidding procedure described in Section 2.03.

          "B Note" means a promissory note of a Borrower payable to the order of any Lender, in substantially the form of Exhibit A-2 hereto, evidencing the indebtedness of such Borrower to such Lender resulting from a B Advance made by such Lender.

          "B Reduction" has the meaning specified in Section 2.01.

           "Bank" has the meaning specified in the recital of parties to this Agreement.

           "Base Rate" means, for any period, a fluctuating interest rate per annum as shall be in effect from time to time which rate per annum shall at all times be equal to the higher of:

                (a) the rate of interest announced publicly by Citibank in New York, New York, from time to time, as Citibank's base rate;

                (b) the sum (adjusted to the nearest 1/16 of one percent or, if there is no nearest 1/16 of one percent, to the next higher 1/16 of one percent) of (i) 1/2 of one percent per annum, plus (ii) the rate per annum obtained by dividing (A) the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, such three-week moving average (adjusted to the basis of a year of 365 or 366 days, as the case may be) being determined weekly on each Monday (or, if any such day is not a Business Day, on the next succeeding Business Day) for the three-week period ending on the previous Friday by Citibank on the basis of such rates reported by certificate of deposit dealers to and published by the Federal Reserve Bank of New York or, if such publication shall be suspended or terminated, on the basis of quotations for such rates received by Citibank from three New York certificate of deposit dealers of recognized standing selected by Citibank, by (B) a percentage equal to 100% minus the average of the daily percentages specified during such three-week period by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, but not limited to, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City with respect to liabilities consisting of or including (among other liabilities) three-month U.S. dollar nonpersonal time deposits in the United States, plus (iii) the average during such three-week period of the annual assessment rates estimated by Citibank for determining the then current annual assessment payable by Citibank to the Federal Deposit Insurance corporation (or any successor) for insuring U.S. dollar deposits of Citibank in the United States; and

                (c)   1/2  of  one percent per annum above the Federal  Funds
Rate.

           "Base Rate Advance" means an A Advance which bears interest as provided in Section 2.07(a)(i).

          "Basic Subscribers" means Subscribers to whom no separate charge in addition to that paid by all Subscribers is assessed for any particular programming and Subscribers to a group of channels of programming which are not offered individually to Subscribers; provided that, in the case of a multiple-unit building, the number of Basic Subscribers shall be computed by dividing the monthly revenues derived from such services to such building by the prevailing basic rate charged for such services to Subscribers in single-unit buildings.

          "Borrowing" means an A Borrowing or a B Borrowing.

           "Business Day" means a day of the year on which banks are not required or authorized to close in New York City and, if the applicable Business Day relates to any Eurodollar Rate Advances, on which dealings are carried on in the London interbank market.

           "Capital Lease" means a lease which shall have been, or should be, in accordance with generally accepted accounting principles, recorded as a capital lease.

          "CCC-I" has the meaning specified in the recital of parties to this Agreement.

           "CCC-I Preferred Stock" means the Preferred Stock, par value $.01 per share, issued by CCC-I to Century/Holding described in the Certificate of Amendment of Certificate of Incorporation of CCC-I filed with the Secretary of State of the State of Delaware on June 7, 1995.

           "CD Lending Office" means, with respect to any Lender, the office of such Lender specified as its "CD Lending Office" opposite its name on
Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

           "Century/Holding" means Century Cable Holding Corp., a New York corporation.

           "Century/Jersey" means Century Communications Corp., a New Jersey corporation.

            "Century/Texas" means Century Communications Corp., a Texas corporation.

           "Century/Texas Agreement" has the meaning specified in Section 3.01(h)(iv).

            "CERCLA"   means   the   Comprehensive  Environmental   Response,
Compensation and Liability Act of 1980, as amended from time to time.

          "Citibank" means Citibank, N.A., a national banking association.

           "Combined" refers to the combination of accounts of the Borrowers in accordance with generally accepted accounting principles, including principles of combination, consistent with those applied in the preparation of the combined financial statements referred to in Sections 4.0l(e) and 4.01(f).

           "Commercial Paper" means one or more unsecured instruments of indebtedness issued from time to time by a Borrower having a maturity of 270 days or less and denominated in U.S. Dollars (including, without limitation, euronotes, eurobonds, domestic notes, domestic bonds and other types of commercial paper).

          "Commitment" has the meaning specified in Section 2.01.

           "Consolidated" refers to the consolidation of accounts of a Borrower with the accounts of its Subsidiaries, all in accordance with generally accepted accounting principles, including principles of consolidation, consistent with those applied in the preparation of Consolidated financial statements of the Borrowers.

          "Convert", "Conversion" and "Converted" each refers to a conversion of Advances of one Type into Advances of another Type pursuant to Section 2.08, 2.09, 2.11 or 2.12.

          "CSI" means Citicorp Securities, Inc., a Delaware corporation.

           "Debt" of any Person means (i) indebtedness for borrowed money or for the deferred purchase price of property or services in respect of which such Person is liable, contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which such Person otherwise assures a creditor against loss, (ii) obligations evidenced by bonds, debentures, notes or other similar instruments, including, but not limited to, Commercial Paper, (iii) obligations, contingent or otherwise, under acceptance, letter of credit or similar facilities, (iv) obligations as lessee under Capital Leases, and (v) obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clauses (i) through (iv) above; provided that Debt shall not include trade accounts payable unless payment thereof has been deferred by agreement beyond the customary period in the industry.

          "Debt Service" means, for any period and for any Debt, the Combined sum of all amounts payable (whether or not actually paid) during such period by each Borrower and its Subsidiaries to any other Person on account of (a) principal of such Debt (including the principal component of Capital Lease payments and trade accounts payable with respect to which payment has been deferred by agreement beyond the customary period in the industry but excluding amounts which the Borrowers have a right to reborrow at the time such amount is payable under this Agreement or a comparable revolving credit agreement, as the case may be, amounts payable under Section 2.11(b) and amounts required to be paid as the result of an optional election to pay on the part of the obligor of any Debt) and (b) interest on, or commitment, letter of credit, agency or other fees with respect to, such Debt.

          "Deferred Amount" has the meaning specified in Section 2.10(b)(ii).

           "Domestic Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender, or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

          "EBIDT" means, for any period, the Combined sum of the Consolidated net income or loss for such period, excluding gains or losses from extraordinary items, of each Borrower and its Subsidiaries plus the sum of interest expense, depreciation and amortization expense and provision for income taxes to the extent deducted in computing such net income or loss (but excluding from the calculation of such Consolidated net income or loss, (i) that percentage of the accounts of each Minority Entity equal to the percentage ownership interest of such Minority Entity which is not owned by such Borrower or any of its Subsidiaries and (ii) interest income and interest expense in respect of any advance made by such Borrower to any such Subsidiary, by any such Subsidiary to such Borrower, by any such Subsidiary to any other Subsidiary of such Borrower or by such Borrower to its Parent Company). Amounts that become payable under Section 2.11(b) shall not be included in calculating EBIDT except, to the extent actually paid, for the purposes of Section 2.10.

           (i) If any Borrower or any of its Subsidiaries has made an acquisition permitted by Section 5.02(f)(i) or 5.02(f)(ii) during any Fiscal Period for which EBIDT is to be computed (or, solely for purposes of calculating EBIDT in determining the Rate Ratio, during the period from the last day of the Fiscal Period for which EBIDT is to be computed to and including the date as of which the Rate Ratio is being calculated), then EBIDT shall be computed as if such system had been owned by such Borrower or such Subsidiary throughout such Fiscal Period. Each computation of EBIDT for such system shall be based on the following financial statements to the extent available on the date on which the computation is made:

               (a) the most recent Qualified annual statements of operations and cash flows for such system, or

                (b)   if  such  annual  statements  are  not  available,  the
statements   described  in  (I)  or  (II)  below,  whichever  is  applicable, annualized for such Fiscal Period,

                     (I) the most recent Qualified statements of operations and cash flows for such system, if such statements cover at least three consecutive months out of the twelve months preceding the date as of which EBIDT is to be computed, or

                     (II) if none of the foregoing statements is available, pro forma statements of the operations and cash flows of such system for the then most recent Fiscal Period prepared by such Borrower so as to be Qualified and otherwise reasonably satisfactory to the Majority Lenders, where the term "Qualified" means financial statements which reflect the expenses and income of such system in a manner consistent with that used in financial reports of such Borrower for systems it has then been operating for at least one Fiscal Period.

           (ii) If any Borrower or any of its Subsidiaries has sold or otherwise disposed of any cable television system during any Fiscal Quarter or Fiscal Period for which EBIDT is to be computed (or, solely for purposes of calculating EBIDT in determining the Rate Ratio, during the period from the last day of any such Fiscal Period to and including the date as of which the Rate Ratio is being calculated), EBIDT shall be computed as if such system had not been owned by such Borrower or such Subsidiary during any part of such Fiscal Quarter or Fiscal Period, as the case may be.

          "Eligible Assignee" means a Person (a) (i) that is (A) a commercial bank organized under the laws of the United States, or any State thereof, and having total assets in excess of $500,000,000; (B) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development ("OECD"), or a political subdivision of any such country, and having total assets in excess of $500,000,000, provided that such bank is acting through a branch or agency located in the United States or another country which is also a member of OECD; or (C) a Lender or an Affiliate of any Lender immediately prior to an assignment and (ii) whose long-term public senior debt securities are rated at least "BBB-" by Standard & Poor's, a division of McGraw-Hill, Inc., or at least "Baa3" by Moody's Investors Service, Inc.; or (b) that is approved by the Borrowers (whose approval shall not be unreasonably withheld), the Agent and the Lenders.

           "Environmental Action" means any administrative, regulatory or judicial action, suit, demand, demand letter, claim, notice of non-compliance or violation, investigation, proceeding, consent order or consent agreement relating in any way to any Environmental Law or any Environmental Permit, including without limitation (a) any claim by any governmental or regulatory authority for enforcement, cleanup, removal, response, remedial or other actions or damages pursuant to any Environmental Law and (b) any claim by any third party seeking damages, contribution, indemnification, cost recovery, compensation or injunctive relief resulting from Hazardous Materials or arising from alleged injury or threat of injury to health, safety or the environment.

           "Environmental Law" means any federal, state or local law, rule, regulation, order, writ, judgment, injunction, decree, determination or award relating to the environment, health, safety or Hazardous Materials, including, without limitation, CERCLA, the Resource Conservation and Recovery Act, the Hazardous Materials Transportation Act, the Clean Water Act, the Toxic Substances Control Act, the Clean Air Act, the Safe Drinking Water Act, the Atomic Energy Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Occupational Safety and Health Act.

           "Environmental Permit" means any permit, approval, identification number, license or other authorization required under any Environmental Law.

           "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

           "ERISA Affiliate" means any Person who for purposes of Title IV of ERISA is a member of any Borrower's controlled group, or under common control with any Borrower, within the meaning of Section 414 of the Internal Revenue Code of 1986, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

           "ERISA Event" with respect to any Person means (a) the occurrence of a reportable event, within the meaning of Section 4043 of ERISA, with respect to any Plan of such Person or any of its ERISA Affiliates unless the 30-day notice requirement with respect to such event has been waived by the PBGC; (b) the provision by the administrator of any Plan of such Person or any of its ERISA Affiliates of a notice of intent to terminate such Plan, pursuant to Section 4041(a)(2) of ERISA (including any such notice with respect to a plan amendment referred to in Section 4041(e) of ERISA); (c) the cessation of operations at a facility of such Person or any of its ERISA Affiliates in the circumstances described in Section 4062(e) of ERISA; (d) the withdrawal by such Person or any of its ERISA Affiliates from a Multiple Employer Plan during a plan year for which it was a substantial employer, as defined in Section 4001(a)(2) of ERISA; (e) the failure by such Person or any of its ERISA Affiliates to make a payment to a Plan required under Section 302(f)(1) of ERISA; (f) the adoption of an amendment to a Plan of such Person or any of its ERISA Affiliates requiring the provision of security to such Plan, pursuant to Section 307 of ERISA; or (g) the institution by the PBGC of proceedings to terminate a Plan of such Person or any of its ERISA Affiliates, pursuant to Section 4042 of ERISA, or the occurrence of any event or condition described in Section 4042 of ERISA that could constitute grounds for the termination of, or the appointment of a trustee to administer, such Plan.

          "Eurocurrency Liabilities" has the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

           "Eurodollar Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Eurodollar Lending Office" opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

            "Eurodollar Rate" means, for any Interest Period for each Eurodollar Rate Advance comprising part of the same A Borrowing, an interest rate per annum equal to the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars are offered by the principal office of each Reference Bank in London, England to prime banks in the London interbank market at 11:00 A.M. (London time) two Business Days before the first day of such Interest Period in an amount substantially equal to such Reference Bank's Eurodollar Rate Advance comprising part of such Borrowing and for a period equal to such Interest Period. The Eurodollar Rate for any Interest Period for each Eurodollar Rate Advance comprising part of the same Borrowing shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from each Reference Bank two Business Days before the first day of such Interest Period, subject, however, to the provisions of Section 2.08.

           "Eurodollar Rate Advance" means an A Advance which bears interest as provided in Section 2.07(a)(ii).

           "Eurodollar Rate Reserve Percentage" for any Interest Period for each Eurodollar Rate Advance comprising part of the same A Borrowing means the reserve percentage applicable two Business Days before the first day of such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City with respect to liabilities or assets consisting of or including Eurocurrency Liabilities (or with respect to any other category of liabilities that includes deposits by reference to which the interest rate on Eurodollar Rate Advances is determined) having a term equal to such Interest Period.

          "Events of Default" has the meaning specified in Section 6.01.

           "Excess Cash Flow" means, for any Fiscal Quarter, the amount by which

               (i)  EBIDT for such Fiscal Quarter exceeds

               (ii) the Combined sum of

                    (A) the Consolidated amount of all interest expense paid to third parties by each Borrower and its Subsidiaries during such Fiscal Quarter on account of Debt,

                     (B) the Consolidated amount of all income taxes paid by each Borrower and its Subsidiaries during such Fiscal Quarter,

                     (C) the Consolidated amount of all principal amounts required to be paid during such Fiscal Quarter with respect to Debt of each Borrower and its Subsidiaries, and

                    (D) the amount equal to the capital expenditures made by each Borrower and its Subsidiaries for such Fiscal Quarter.

           "Excess Cash Flow Surplus" means, with respect to any Fiscal Quarter that ends after the Termination Date, that portion of Excess Cash Flow for the immediately preceding Fiscal Quarter which remains after the Borrowers have either (i) made the prepayment required by Section 2.10(b)(ii) in respect of Excess Cash Flow for such immediately preceding Fiscal Quarter or (ii) if, pursuant to the proviso contained in Section 2.10(b)(ii), the Borrowers' obligation to make such prepayment has been deferred, reserved amounts equal to the prepayment the Borrowers would otherwise have made in respect of Excess Cash Flow for such immediately preceding Fiscal Quarter pursuant to such Section 2.10(b)(ii).

           "Existing CCC-I Credit Agreement" means the Credit Agreement dated as of January 25, 1993, as amended, among CCC-I, the banks named therein and Citibank, as agent.

           "FCC" means the Federal Communications Commission or any successor thereto.

           "Federal Bankruptcy Code" means title I of the Bankruptcy Reform Act of 1978, Pub. L. No. 95-598, 92 Stat. 2549 (1978), as amended, and as set forth in sections 101 et seq. of title 11, United States Code, and any succeeding statute.

           "Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

           "Financial Officer" means, as to any Person, the chief executive officer, the chief financial officer, the treasurer or the controller of that Person.

           "Fiscal Period" means the period of four consecutive Fiscal Quarters ended on the last day of May, August, November or February, as the case may be.

           "Fiscal Quarter" means the period of three calendar months ending on the last day of May, August, November or February, as the case may be.

           "Fiscal Year" means the period from and including June 1 of any calendar year to and including May 31 of the next succeeding calendar year (made up of four Fiscal Quarters), and when followed by the designation of a year shall mean such period ending on May 31 of such year.

           "Foreign Subsidiary" shall mean any Subsidiary of any Person that is incorporated or organized under the laws of any jurisdiction other than the United States or any state thereof, the U.S. Virgin Islands or Puerto Rico and does substantially all of its business outside the United States, the U.S. Virgin Islands or Puerto Rico.

          "Franchise" shall mean a franchise, license, authorization or right to construct, own, operate, promote, extend and/or otherwise exploit any cable television system, television station or radio station operated or to be operated by any Borrower or any of its Subsidiaries granted by the FCC (or any successor agency of the federal government) or any state, county, city, town, village or other local governmental authority.

          "Guaranteed Obligations" has the meaning specified in Section 8.01.

          "Guaranty" has the meaning specified in Section 8.01.

           "Hazardous Materials" means (a) petroleum or petroleum products, natural or synthetic gas, asbestos in any form that is or could become friable, urea formaldehyde foam insulation and radon gas, (b) any substances defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous wastes," "restricted hazardous wastes," "toxic substances," "toxic pollutants, contaminants" or "pollutants," or words of similar import, under any Environmental Law and (c) any other substance exposure to which is regulated under any Environmental Law.

           "Insufficiency" means, with respect to any Plan, the amount, if any, of its unfunded benefit liabilities, as defined in Section 4001(a)(18) of ERISA.

           "Intercompany Debt" means Debt owing (i) by any Subsidiary of a Borrower to such Borrower or to any other Subsidiaries of such Borrower, (ii) by any Borrower to a Subsidiary of such Borrower and (iii) by any Borrower to another Borrower.

           "Interest Period" means, for each Adjusted CD Rate Advance or Eurodollar Rate Advance comprising part of the same A Borrowing, the period commencing on the date of such A Advance or the date of the Conversion of any A Advance into such an A Advance and ending on the last day of the period selected by the Borrower to whom such Advance was made pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by such Borrower pursuant to the provisions below. The duration of each such Interest Period shall be 30, 60, 90, 180 or, if offered by all Lenders, 270 or 360 days, in the case of an Adjusted CD Rate Advance, and one, two, three, six or, if offered by all Lenders, nine or twelve months, in the case of a Eurodollar Rate Advance, in each case as such Borrower may, upon notice received by the Agent not later than 11:00 A.M. (New York City time) on the third Business Day prior to the first day of such Interest Period, select; provided, however, that:

                (i) such Borrower may not select any Interest Period which ends after any principal repayment installment date unless, after giving effect to such selection, the aggregate unpaid principal amount of Base Rate Advances and Advances having Interest Periods which end on or prior to such principal repayment installment date shall be at least equal to the principal amount of Advances due and payable on and prior to such date;

                (ii) Interest Periods commencing on the same date for A Advances comprising part of the same A Borrowing shall be of the same duration; and

                (iii) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, in the case of any Interest Period for a Eurodollar Rate Advance, that, if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day.

          "Interim Certificate" has the meaning specified in Section 2.07(c).

           "Investment" in any Person means any loan or advance to such Person, any purchase or other acquisition of any capital stock, joint venture or partnership interest, asset (other than purchases or other acquisitions from merchants of operating assets of such Person in the ordinary course of business), warrant, right, option, obligation or other security of such Person, any capital contribution to such Person or any other investment in such Person, including, without limitation, any arrangement pursuant to which the investor incurs Debt of the types referred to in clause (v) of the definition of "Debt" in respect of such Person.

           "Kootenai" has the meaning specified in the recital of parties to this Agreement.

          "Lender Agents" means the Agent and each of the Managing Agents.

           "Lenders" means the Banks listed on the signature pages hereof and each Eligible Assignee that shall become a party hereto pursuant to Section 9.07.

           "Lien" means any lien, security interest or other charge or encumbrance of any kind, or any other type of preferential arrangement, including, without limitation, the lien or retained security title of a conditional vendor, any lien or security interest created in connection with a sale/leaseback transaction and any easement, right of way or other encumbrance on title to real property.

           "Loan Documents" means this Agreement, the Notes, the Parent Agreement and the Century/Texas Agreement.

           "Majority Lenders" means at any time Lenders holding at least 51% of the then aggregate unpaid principal amount of the A Notes held by the Lenders, or, if no such principal amount is then outstanding, Lenders having at least 51% of the Commitments.

           "Managing Agents" has the meaning specified in the recital of parties to this Agreement.

          "Margin Stock" has the meaning specified in Regulation U.

           "Material Adverse Change" means any material adverse change in the business, condition (financial or otherwise), operations, performance or properties of all of the Borrowers and their Subsidiaries taken as a whole.

           "Material Adverse Effect" means a material adverse effect on (a) the business, condition (financial or otherwise), operations, performance or properties of all of the Borrowers and their Subsidiaries taken as a whole,
(b) the rights and remedies of the Agent, any Lender or any other creditor under any Loan Document or (c) the ability of the Borrowers to perform their obligations under any Loan Document to which they are or are to be a party.

          "Minority Entity" means any corporation less than 50% of the Voting Rights of which corporation are at the time directly or indirectly owned by any Borrower, by any Borrower and one or more of its Subsidiaries, or by one or more other Subsidiaries.

           "ML Acquisition" means the acquisition of certain cable television assets of ML Media pursuant to the terms of the Asset Purchase Agreement, which acquisition may, in accordance with the terms of the Asset Purchase Agreement, be consummated in two separate closings.

           "ML Acquisition Price" means, subject to the adjustments contained
in   Sections   2.2(b),  (c)  and  (d)  of  the  Asset  Purchase   Agreement,
$286,000,000.

           "ML Media" means ML Media Partners, L.P., a Delaware limited partnership.

           "Multiemployer  Plan" means a multiemployer plan,  as  defined  in
Section 4001(a)(3) of ERISA, to which any Borrower or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions, such plan being maintained pursuant to one or more collective bargaining agreements.

           "Multiple Employer Plan" means a single employer plan, as defined in Section 4001(a)(15) of ERISA, which (i) is maintained for employees of any Borrower or an ERISA Affiliate and at least one Person other than such Borrower and its ERISA Affiliates or (ii) was so maintained and in respect of which such Borrower or an ERISA Affiliate could have liability under Section 4064 or 4069 of ERISA in the event such plan has been or were to be terminated.

           "Net Cash Proceeds" means, with respect to any sale, lease, transfer or other disposition of any asset or the sale, issuance or incurrence of any Additional Unsecured Debt, the aggregate amount of cash received from time to time by or on behalf of such Person in connection with such transaction after deducting therefrom only (a) reasonable and customary brokerage commissions, underwriting fees and discounts, legal fees, finder's fees, rating agency fees and other similar fees and commissions and (b) the amount of taxes payable in connection with or as a result of such transaction and (c) the amount of any Debt secured by a Lien on such asset that, by the terms of such transaction, is required to be repaid upon such disposition, in each case to the extent, but only to the extent, that the amounts so deducted are, at the time of receipt of such cash, actually paid to a Person that is not an Affiliate of the Person making such payment (other than payments made to a director of any Person in his capacity as a member or partner of a law firm or partnership rendering legal services to such Person; provided that the terms of such compensation are fair and reasonable and no less favorable to such Person than it would obtain in a comparable arm's-length transaction with a Person not an Affiliate) and are properly attributable to such transaction or to the asset that is the subject thereof.

          "Note" means an A Note or a B Note.

          "Notice of A Borrowing" has the meaning specified in Section 2.02.

           "Notice  of  B  Borrowing" has the meaning  specified  in  Section
2.03(a).

           "Obligation" means, with respect to any Person, any payment, performance or other obligation of such Person of any kind, including, without limitation, any liability of such Person on any claim, whether or not the right of any creditor to payment in respect of such claim is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, disputed, undisputed, legal, equitable, secured or unsecured, and whether or not such claim is discharged, stayed or otherwise affected by any proceeding referred to in Section 6.01(g). Without limiting the generality of the foregoing, the Obligations of the Borrowers under the Loan Documents include (a) the obligation to pay principal, interest, charges, expenses, fees, attorneys' fees and disbursements, indemnities and other amounts payable by any Borrower under the Loan Documents and (b) the obligation of any Borrower to reimburse any amount in respect of any of the foregoing that any Lender, in its sole discretion, may elect to pay or advance on behalf of such Borrower.

          "Parent Agreement" has the meaning specified in Section 3.01(h)(v).

           "Parent Company" means Century/Holding in the case of CCC-I and Century/Texas in the case of Pullman or Kootenai.

           "Pay TV Units" means the aggregate number of premium or pay television services to which Subscribers subscribe.

          "PBGC" means the Pension Benefit Guaranty Corporation.

           "Permitted Cable System" means (i) any one or more of the cable television systems listed on Schedule 6.01(c), including, but not limited to, all of the property, real or personal, tangible or intangible (including, but not limited to, all Franchises), owned or used in connection with the operation of such system or (ii) capital stock representing 100% of the Voting Rights of one or more corporations owning any one or more of such cable television systems; provided that at the time of contribution of any such system or capital stock to a Borrower pursuant to Section 6.01(c), such system (i) operates under a valid Franchise (or under other authority reasonably acceptable to the Majority Lenders) which shall be duly assigned to such Borrower or a Subsidiary of such Borrower at the time of such contribution and for which assignment all necessary governmental consents and approvals shall have been duly obtained and be in full force and effect and
(ii) has suffered no material adverse change in its business, condition (financial or otherwise), operations, performance, properties or prospects since the effective date of this Agreement and (iii) prior to such contribution is owned by one or more Persons other than a Borrower or any of its Subsidiaries; and provided further that prior to the contribution of any such system or capital stock to a Borrower, such Borrower shall have delivered to the Agent and the Lenders such information as shall have been reasonably requested by any Lender through the Agent as being necessary to the Agent's and the Lenders' determination of compliance with the foregoing conditions to contribution, including the most recent Qualified statements of operations and cash flows or other financial statements of such system. For the purposes of this definition, the term "Qualified" means financial statements which reflect the expenses and income of such system in a manner consistent with that used in financial reports of the relevant Borrower for systems it has then been operating for at least one Fiscal Period.

           "Person" means an individual, corporation (including a business trust), joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

          "Plan" means a Single Employer Plan or a Multiple Employer Plan.

           "Pro-Forma Debt Service Ratio" means, as of the last day of any Fiscal Quarter, the ratio of (i) EBIDT of the Borrowers and their Subsidiaries for the four consecutive Fiscal Quarters just ended less the aggregate amount of taxes paid by any of them during such four Fiscal Quarters to (ii) the sum of (A) projected interest expense of all Debt of the Borrowers and their Subsidiaries for the succeeding four Fiscal Quarters (calculated using the weighted average of interest rates at the time of calculation and at the principal outstanding at the time of calculation after giving effect to any scheduled payments of principal during such four Fiscal Quarters) plus (B) the aggregate principal amounts of all Debt required to be paid during the same succeeding four Fiscal Quarters by the Borrowers and their Subsidiaries.

           "Pullman" has the meaning specified in the recital of parties to this Agreement.

          "Ratable Amount" has the meaning specified in Section 2.10(b)(iv).

          "Rate Ratio" means, as of any date, the ratio of

               (a)  Total Debt as of such date to

                (b) EBIDT for the most recent Fiscal Period which ends on or before such date.

          "Reference Banks" means Citibank.

          "Register" has the meaning specified in Section 9.07(c).

           "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System, as in effect from time to time.

           "Required Lenders" means at any time Lenders holding at least 66_% of the then aggregate unpaid principal amount of the A Notes held by the Lenders, or, if no such principal amount is then outstanding, Lenders having at least 66_% of the Commitments.

           "Reserve Amount" means (a) if both stages of the ML Acquisition have been consummated, 0 or (b) if both stages of the ML Acquisition have not been consummated, $286,000,000 less the sum of (i) the amount that has been paid to consummate the first stage of the ML Acquisition, if such stage is consummated, and (ii) the amount that has been paid to consummate each Approved Acquisition.

           "Rock Acquisition" means the acquisition of cable television systems in the states of California, Colorado, Idaho, Montana and Washington from Rock Associates, Inc., CDA Cable, Inc., Southwest Colorado Cable, Inc., Kootenai and Pullman pursuant to the terms of five separate acquisition agreements, all dated as of February 28, 1995, which acquisition was consummated on February 28, 1995.

            "Rock   Associates"  means  Rock  Associates,  Inc.,  a  Delaware
corporation.

           "Single Employer Plan" means a single employer plan, as defined in
Section 4001(a)(15) of ERISA, which (i) is maintained for employees of any Borrower or an ERISA Affiliate and no Person other than such Borrower and its ERISA Affiliates or (ii) was so maintained and in respect of which such Borrower or an ERISA Affiliate could have liability under Section 4069 of ERISA in the event such plan has been or were to be terminated.

           "Solvent" means, with respect to any Person on a particular date, that on such date (a) the fair value of the property of such Person is not less than the total amount of its liabilities (including, without limitation, liabilities on all claims, whether or not reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured) of such Person, (b) the present fair salable value of the assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its existing debts as they become absolute and matured, (c) such Person is able to realize upon its assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business, (d) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature and (e) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute unreasonably small capital after giving due consideration to the prevailing practice in each respective industry in which such Person is engaged; it being understood that in applying the foregoing criteria in respect of any Person:

                (i) the value of the property and assets of such Person includes the value of its interest in its subsidiaries and any rights to contribution (whether by equity or loan) from any of its Affiliates, and

                (ii) its ability to pay its debts and liabilities may be measured by reference to, among other things, amounts received or to be received in respect of any such property or assets.

           "Subscriber" means a Person who subscribes to one or more of the cable television services of (i) a Borrower or (ii) any Subsidiary of such Borrower and includes both Basic Subscribers and Persons who subscribe to Pay TV Units, but excludes each such Person whose account is more than 90 days past due.

           "Subsidiary" means, for any Borrower, any corporation 50% or more of the voting Rights of which corporation are at the time directly or indirectly owned by such Borrower, by such Borrower and one or more other subsidiaries, or by one or more other Subsidiaries of such Borrower.

           "Termination Date" means May 31, 1998 or the earlier date of termination in whole of the Commitments pursuant to Section 2.05 or 6.01.

           "Total Debt" means, as of any date, the Combined Consolidated Debt of each Borrower and its Subsidiaries, including, without limitation, Capital Leases, guaranties and obligations with respect to letters of credit and trade accounts payable for which payment has been deferred by agreement beyond the customary period in the industry.

           "Unsecured Debt Documents" means the agreement or agreements pursuant to which a Borrower shall sell, issue or incur Additional Unsecured Debt, together with all other agreements, documents, certificates and instruments relating to, arising out of, or in any way connected with the sale, issuance or incurrence of Additional Unsecured Debt of such Borrower or any of the transactions contemplated thereby, as such agreements, documents, certificates and instruments may be amended, supplemented or otherwise modified from time to time.

          "Voting Rights" means, as to any corporation, ordinary voting power (whether associated with outstanding common stock or outstanding preferred stock, or both) to elect members of the Board of Directors of such corporation (irrespective of whether or not at the time capital stock of any class or classes of such corporation shall or might have voting power or additional voting power upon the occurrence of any contingency).

           "Voting Stock" means capital stock issued by a corporation, or equivalent interests in any other Person, the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of directors (or Persons performing similar functions) of such Person, even though the right so to vote has been suspended by the happening of such a contingency.

           "Wholly-Owned Subsidiary" means, for any Borrower, any corporation of which 100% of the Voting Rights are at the time directly or indirectly owned by such Borrower, by such Borrower and one or more of its other Wholly-Owned Subsidiaries, or by one or more of its other Wholly-Owned Subsidiaries.

           "Withdrawal Liability" has the meaning specified in Part I of Subtitle E of Title IV of ERISA.

           SECTION 1.02. Computation of Time Periods. In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each means "to but excluding".

            SECTION 1.03. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistent with those applied in the preparation of the financial statements referred to in Sections 4.01(e) and 4.01(f), as modified from time to time by changes in accounting principles which are required by generally accepted accounting principles in effect from time to time.


                           ARTICLE II

               AMOUNTS AND TERMS OF THE ADVANCES

           SECTION 2.01. The A Advances. Each Lender severally agrees, on the terms and conditions hereinafter set forth, to make A Advances to the Borrowers from time to time on any Business Day during the period from the date hereof until the Termination Date in an aggregate amount not to exceed at any time outstanding the amount set forth opposite such Lender's name on the signature pages hereof or, if such Lender has entered into any Assignment and Acceptance, set forth for such Lender in the Register maintained by the Agent pursuant to Section 9.07(c), as such amount may be reduced pursuant to
Section 2.05 (such Lender's "Commitment") minus, except in the case of a Borrowing described in Section 3.04 or 3.05, such Lender's ratable share of the Reserve Amount, based on such Lender's share of the aggregate amount of the Commitments of the Lenders, provided that the aggregate amount of the Commitments of the Lenders shall be in each case deemed used from time to time to the extent of the aggregate amount of the B Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Lenders ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "B Reduction"), and provided further that Advances made under Section 3.04 or
3.05 shall not exceed, in the aggregate, either (i) the ML Acquisition Price, if both stages of the ML Acquisition have been consummated, or (ii) $286,000,000, if both stages of the ML Acquisition have not been consummated. Each A Borrowing shall be in an aggregate amount not less than $5,000,000 or an integral multiple of $1,000,000 in excess thereof (or, if less, an aggregate amount equal to the difference between the aggregate amount of a proposed B Borrowing requested by a Borrower and the aggregate amount of B Advances offered to be made by the Lenders and accepted by such Borrower in respect of such B Borrowing, if such B Borrowing is made on the same date as such A Borrowing) and shall consist of A Advances of the same Type made on the same day by the Lenders ratably according to their respective Commitments. Within the limits of each Lender's Commitment, the Borrowers may borrow, prepay pursuant to Section 2.10 and reborrow under this Section 2.01.

           SECTION 2.02. Making the A Advances. (a) Each A Borrowing shall be made on notice, given not later than 11:00 A.M. (New York City time) on the third (or, in the case of a Base Rate Advance, the first) Business Day prior to the date of the proposed A Borrowing, by the relevant Borrower to the Agent, which shall give to each Lender prompt notice thereof by telecopier, telex or cable. Each such notice of an A Borrowing (a "Notice of A Borrowing") shall be by telecopier, telex or cable, confirmed immediately by mail or delivery in writing, in substantially the form of Exhibit B-1 hereto, specifying therein the requested (i) date of such A Borrowing, (ii) Type of A Advances comprising such A Borrowing, (iii) aggregate amount of such A Borrowing, and (iv) in the case of an A Borrowing comprised of Adjusted CD Rate Advances or Eurodollar Rate Advances, initial Interest Period for each such A Advance. Each Lender shall, before 11:00 A.M. (New York City time) on the date of such A Borrowing, make available for the account of its Applicable Lending Office to the Agent at its address referred to in Section 9.02, in same day funds, such Lender's ratable portion of such A Borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article III, the Agent will make such funds available to the relevant Borrower at the Agent's aforesaid address.

            (b) Anything in subsection (a) above to the contrary notwithstanding, a Borrower may not select Adjusted CD Rate Advances or Eurodollar Rate Advances for any A Borrowing if the aggregate amount of such A Borrowing is less than $5,000,000 or if the obligation of the Lenders to make Eurodollar Rate Advances shall then be suspended pursuant to Section 2.08.

          (c) Each Notice of A Borrowing shall be irrevocable and binding on the Borrower giving such notice. In the case of any A Borrowing which the related Notice of A Borrowing specifies is to be comprised of Adjusted CD Rate Advances or Eurodollar Rate Advances, the Borrower giving such notice shall indemnify each Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in such Notice of A Borrowing for such A Borrowing the applicable conditions set forth in Article III, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the A Advance to be made by such Lender as part of such A Borrowing when such A Advance, as a result of such failure, is not made on such date.

           (d) Unless the Agent shall have received notice from a Lender prior to the date of any A Borrowing that such Lender will not make available to the Agent such Lender's ratable portion of such A Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such A Borrowing in accordance with subsection (a) of this Section
2.02 and the Agent may, in reliance upon such assumption, make available to the relevant Borrower on such date a corresponding amount. If and to the extent that such Lender shall not have so made such ratable portion available to the Agent, such Lender and the relevant Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to such Borrower until the date such amount is repaid to the Agent, at (i) in the case of such Borrower, the interest rate applicable at the time to A Advances comprising such A Borrowing and (ii) in the case of such Lender, the Federal Funds Rate. If such Lender shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Lender's A Advance as part of such A Borrowing for purposes of this Agreement.

           (e) The failure of any Lender to make the A Advance to be made by it as part of any A Borrowing shall not relieve any other Lender of its obligation, if any, hereunder to make its A Advance on the date of such A Borrowing, but no Lender shall be responsible for the failure of any other Lender to make the A Advance to be made by such other Lender on the date of any A Borrowing.

           SECTION 2.03. The B Advances. (a) Each Lender severally agrees that the Borrowers may make B Borrowings under this Section 2.03 from time to time on any Business Day during the period from the date hereof until the date occurring 30 days prior to the Termination Date in the manner set forth below; provided that, following the making of each B Borrowing, (x) the aggregate amount of the B Advances of all Lenders then outstanding shall not exceed $25,000,000, (y) the aggregate amount of the B Advances of any one Lender then outstanding shall not exceed $25,000,000 and (z) the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Lenders (computed without regard to any B Reduction).

           (i) A Borrower may request a B Borrowing under this Section 2.03 by delivering to the Agent, by telecopier, telex or cable, confirmed immediately by mail or delivery in writing, a notice of a B Borrowing (a "Notice of B Borrowing") in substantially the form of Exhibit B-2 hereto, specifying the date and aggregate amount of the proposed B Borrowing, the maturity date for repayment of each B Advance to be made as part of such B Borrowing (which maturity date may not be earlier than the date occurring 30 days after the date of such B Borrowing or later than the Termination Date), the interest payment date or dates relating thereto, and any other terms to be applicable to such B Borrowing, not later than 10:00 A.M. (New York City time) (A) at least two Business Days prior to the date of the proposed B Borrowing, if such Borrower shall specify in the Notice of B Borrowing that the rates of interest to be offered by the Lenders shall be fixed rates per annum and (B) at least five Business Days prior to the date of the proposed B Borrowing, if such Borrower shall instead specify in the Notice of B Borrowing the basis to be used by the Lenders in determining the rates of interest to be offered by them. The Agent shall in turn promptly notify each Lender of each request for a B Borrowing received by it from such Borrower by sending such Lender a copy of the related Notice of B Borrowing.

           (ii) Each Lender may, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more B Advances to such Borrower as part of such proposed B Borrowing at a rate or rates of interest specified by such Lender in its sole discretion, by notifying the Agent (which shall give prompt  notice  thereof to such Borrower), before 10:00 A.M. (New  York  City time) (A) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and
(B) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph
(i) above, of the minimum amount and maximum amount of each B Advance which such Lender would be willing to make as part of such proposed B Borrowing (which amounts may, subject to the proviso to the first sentence of this
Section 2.03(a), exceed such Lender's Commitment), the rate or rates of interest therefor and such Lender's Applicable Lending Office with respect to such B Advance; provided that if the Agent in its capacity as a Lender shall, in its sole discretion, elect to make any such offer, it shall notify such Borrower of such offer before 9:30 A.M. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Lenders. If any Lender shall elect not to make such an offer, such Lender shall so notify the Agent, before 10:00 A.M. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Lenders, and such Lender shall not be obligated to, and shall not, make any B Advance as part of such B Borrowing; provided that the failure by any Lender to give such notice shall not cause such Lender to be obligated to make any B Advance as part of such proposed B Borrowing.

           (iii) Such Borrower shall, in turn, (A) before 11:00 A.M. (New York City time) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and (B) before 1:00 P.M. (New York City time) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, either:

                (x) cancel such B Borrowing by giving the Agent notice to that effect, or

                (y) accept one or more of the offers made by any Lender or Lenders pursuant to paragraph (ii) above, in its sole discretion, by giving notice to the Agent of the amount of each B Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to such Borrower by the Agent on behalf of such Lender for such B Advance pursuant to paragraph (ii) above) to be made by each Lender as part of such B Borrowing, and reject any remaining offers made by Lenders pursuant to paragraph (ii) above by giving the Agent notice to that effect.

           (iv) If such Borrower notifies the Agent that such B Borrowing is cancelled pursuant to paragraph (iii)(x) above, the Agent shall give prompt notice thereof to the Lenders and such B Borrowing shall not be made.

          (v) If such Borrower accepts one or more of the offers made by any Lender or Lenders pursuant to paragraph (iii)(y) above, the Agent shall in turn promptly notify (A) each Lender that has made an offer as described in paragraph (ii) above, of the date and aggregate amount of such B Borrowing and whether or not any offer or offers made by such Lender pursuant to paragraph (ii) above have been accepted by such Borrower, (B) each Lender that is to make a B Advance as part of such B Borrowing, of the amount of each B Advance to be made by such Lender as part of such B Borrowing, and (C) each Lender that is to make a B Advance as part of such B Borrowing, upon receipt, that the Agent has received forms of documents appearing to fulfill the applicable conditions set forth in Article III. Each Lender that is to make a B Advance as part of such B Borrowing shall, before 12:00 noon (New York City time) on the date of such B Borrowing specified in the notice received from the Agent pursuant to clause (A) of the preceding sentence or any later time when such Lender shall have received notice from the Agent pursuant to clause (C) of the preceding sentence, make available for the account of its Applicable Lending Office to the Agent at its address referred to in Section 9.02 such Lender's portion of such B Borrowing, in same day funds. Upon fulfillment of the applicable conditions set forth in Article III and after receipt by the Agent of such funds, the Agent will make such funds available to such Borrower at the Agent's aforesaid address. Promptly after each B Borrowing the Agent will notify each Lender of the amount of the B Borrowing, the consequent B Reduction and the dates upon which such B Reduction commenced and will terminate.

          (b) Each B Borrowing shall be in an aggregate amount not less than $5,000,000 or an integral multiple of $1,000,000 in excess thereof and, following the making of each B Borrowing, each Borrower and each Lender shall be in compliance with the limitations set forth in the proviso to the first sentence of subsection (a) above.

           (c)   Within  the limits and on the conditions set forth  in  this
Section 2.03, a Borrower may from time to time borrow under this Section 2.03, repay or prepay pursuant to subsection (d) below, and reborrow under this Section 2.03, provided that a B Borrowing shall not be made within three Business Days of the date of any other B Borrowing.

          (d) The Borrower that makes a B Borrowing shall repay to the Agent for the account of each Lender which has made a B Advance to such Borrower, or each other holder of a B Note of such Borrower, on the maturity date of each such B Advance (such maturity date being that specified by such Borrower for repayment of such B Advance in the related Notice of B Borrowing delivered pursuant to subsection (a)(i) above and provided in the B Note evidencing such B Advance), the then unpaid principal amount of such B Advance. Such Borrower shall have no right to prepay any principal amount of any B Advance unless, and then only on the terms, specified by such Borrower for such B Advance in the related Notice of B Borrowing delivered pursuant to subsection (a)(i) above and set forth in the B Note evidencing such B Advance.

           (e) The Borrower that makes a B Borrowing shall pay interest on the unpaid principal amount of each B Advance made to it from the date of such B Advance to the date the principal amount of such B Advance is repaid in full, at the rate of interest for such B Advance specified by the Lender making such B Advance in its notice with respect thereto delivered pursuant to subsection (a)(ii) above, payable on the interest payment date or dates specified by such Borrower for such B Advance in the related Notice of B Borrowing delivered pursuant to subsection (a)(i) above, as provided in the B Note evidencing such B Advance, which interest payment date or dates shall occur no less frequently than on the last day of each three month period occurring during the term of each B Advance.

           (f) The indebtedness of each Borrower resulting from each B Advance made to such Borrower as part of a B Borrowing shall be evidenced by a separate B Note of such Borrower payable to the order of the Lender making such B Advance.

           SECTION 2.04. Fees. (a) Commitment Fee. The Borrowers jointly and severally agree to pay to the Agent for the account of each Lender a commitment fee on the average daily unused portion of such Lender's Commitment (determined without giving effect to any B Reduction) from the date hereof in the case of each Bank and from the effective date specified in the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender until the Termination Date at the rate of 3/8 of l% per annum, payable on the last day of each November, February, May and August during the term of such Lender's Commitment, commencing August 31, 1995, and on the Termination Date.

           (b) Agent Fee. The Borrowers jointly and severally agree to pay to the Agent, for its own account, the fees set forth in the Letter Agreement between the Agent and the Borrowers dated the date hereof.

           SECTION 2.05. Reduction of the Commitments (a) Mandatory. On each date on which a prepayment is required under Section 2.10(b)(i), (iii) or (iv), the respective Commitments of the Lenders shall be automatically and permanently reduced by an amount for each Lender equal to the amount of such prepayment which is to be applied under Section 2.10(c) to A Advances owing to such Lender.

          (b) Optional. The Borrowers shall have the right, upon at least 5 Business Days' notice to the Agent, to terminate in whole or permanently reduce ratably in part the unused portions of the respective Commitments of the Lenders, provided that each partial reduction shall be in the aggregate amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof.

           SECTION 2.06. Repayment of A Advances. Each Borrower shall repay the principal amount of each A Advance made to it owing to each Lender on each of the principal installment dates listed below commencing August 31, 1998 and ending August 31, 2003, and the amount to be paid on each such principal repayment installment date shall equal the product obtained by multiplying (x) the unpaid principal amount of such A Advance outstanding on the Termination Date by (y) the percentage set forth below for that principal repayment installment date:


             Last day of  Last day of   Last day of  Last day of
 Year        February     May           August       November

 1998        XXX          XXX          3.000%       3.000%
 1999        3.000%       3.000%       4.000%       4.000%
 2000        4.000%       4.000%       5.000%       5.000%
 2001        5.000%       5.000%       5.250%       5.250%
 2002        5.250%       5.250%       6.250%       6.250%
 2003        6.250%       6.250%       6.000%        XXX

provided, however, that the last such installment shall be in the amount necessary to repay in full the unpaid principal amount of such A Advance.

          SECTION 2.07. Interest on the A Advances. (a) Ordinary Interest. Each Borrower shall pay interest on the unpaid principal amount of each A Advance made to such Borrower owing to each Lender in accordance with the A Note of such Borrower to the order of such Lender at the following rates per annum:

          (i) Base Rate Advances. During such periods as such A Advance is a Base Rate Advance, a rate per annum equal at all times to the sum of the Base Rate in effect from time to time plus:

                (A) 7/8 of 1% per annum during each period in which the applicable Rate Ratio is greater than or equal to 6.0:1,

                (B) 3/4 of 1% per annum during each period in which the applicable Rate Ratio is less than 6.0:1 and greater than or equal to 5.5:1,

                (C) 1/2 of l% per annum during each period in which the applicable Rate Ratio is less than 5.5:1 and greater than or equal to 5.0:1,

                (D) 3/8 of l% per annum during each period in which the applicable Rate Ratio is less than 5.0:1 and greater than or equal to 4.5:1,

                (E) 1/4 of 1% per annum during each period in which the applicable Rate Ratio is less than 4.5:1 and greater than 4.0:1, and

                (F) 1/8 of 1% per annum during each period in which the applicable Rate Ratio is less than or equal to 4.0:1,

      payable in arrears on the last day of each May, August, November and February during such periods and on the date such Base Rate Advance shall be Converted or paid in full.

           (ii) Eurodollar Rate Advance. During such periods as such A Advance is a Eurodollar Rate Advance, a rate per annum equal at all times during each Interest Period for such A Advance to the sum of the Eurodollar Rate for such Interest Period for such A Advance plus:

                (A) 1 and 7/8% per annum during each period in which the applicable Rate Ratio is greater than or equal to 6.0:1,

                (B) 1 and 3/4% per annum during each period in which the applicable Rate Ratio is less than 6.0:1 and greater than or equal to 5.5:1,

                (C) 1 and 1/2% per annum during each period in which the applicable Rate Ratio is less than 5.5:1 and greater than or equal to 5.0:1,

                (D) 1 and 3/8% per annum during each period in which the applicable Rate Ratio is less than 5.0:1 and greater than or equal to 4.5:1,

                (E) 1 and 1/4% per annum during each period in which the applicable Rate Ratio is less than 4.5:1 and greater than 4.0:1, and

                (F) l and 1/8% per annum during each period in which the applicable Rate Ratio is less than or equal to 4.0:1,

      payable in arrears on the last day of such Interest Period and, if such Interest Period is greater than three months, on the last day of each three-month period during such Interest Period.

           (iii) Adjusted CD Rate Advances. During such periods as such A Advance is an Adjusted CD Rate Advance, a rate per annum equal at all times during each Interest Period for such A Advance to the sum of the Adjusted CD Rate Advance for such Interest Period for such A Advance plus:

                (A) 2% per annum during each period in which the applicable Rate Ratio is greater than or equal to 6.0:1,

                (B) 1 and 7/8% per annum during each period in which the applicable Rate Ratio is less than 6.0:1 and greater than or equal to 5.5:1,

                (C) 1 and 5/8% per annum during each period in which the applicable Rate Ratio is less than 5.5:1 and greater than or equal to 5.0:1,

                (D) 1 and 1/2% per annum during each period in which the applicable Rate Ratio is less than 5.0:1 and greater than or equal to 4.5:1,

                (E) 1 and 3/8% per annum during each period in which the applicable Rate Ratio is less than 4.5:1 and greater than 4.0:1, and

                (F) 1 and 1/4% per annum during each period in which the applicable Rate Ratio is less than or equal to 4.0:1,

      payable in arrears on the last day of such Interest Period and, if such Interest Period is greater than 90 days, on the last day of each 90-day period during such Interest Period.

           (b) Default Interest. Each Borrower shall pay interest, to the maximum extent permitted by law, on the unpaid principal amount of each A
Advance made to such Borrower that is not paid when due and on the unpaid amount of all interest, fees and other amounts payable hereunder by such Borrower that is not paid when due, payable on demand, at a rate per annum equal at all times to (i) in the case of any amount of principal, the greater of (x) 2% per annum above the rate per annum required to be paid on such A Advance immediately prior to the date on which such amount became due and (y) 2% per annum above the rate per annum on a hypothetical Borrowing consisting of a Eurodollar Rate Advance in a principal amount equal to the principal amount of such defaulted A Advance and having consecutive Interest Periods of three months' duration, the first day of the initial Interest Period for such hypothetical Eurodollar Rate Advance being deemed to occur on the first day on which such defaulted A Advance shall not have been paid when due and (ii) in the case of all other amounts payable by such Borrower, 2% per annum above the Base Rate in effect from time to time.

           (c) Rate Ratio Certificates. The Borrowers shall deliver a certificate, in substantially the form of Exhibit D, to the Agent (i) on each date on which financial statements are delivered pursuant to Sections 5.03(b) and 5.03(c) (each such certificate being a "Periodic Certificate"), (ii) on the date of each Borrowing and (iii) on each other date on which Total Debt shall change by an amount in excess of $5,000,000 from Total Debt when the most recent prior certificate was delivered under this Section 2.07(c) (each certificate delivered pursuant to clause (ii) or (iii) being an "Interim Certificate").

           (A) Each Periodic Certificate shall certify the Rate Ratio in effect on each day during the period commencing on the last day of the most recent Fiscal Period which ends on or before the date on which such certificate is delivered and ending on the date on which such certificate is delivered, based in each case upon EBIDT for such most recent Fiscal Period and Total Debt as of each date for which a Rate Ratio is certified after giving effect to all changes of Total Debt on each such date.

           (B) Each Interim Certificate shall certify the Rate Ratio in effect on the date on which such certificate is delivered, except that, if such certificate is delivered before financial statements have been delivered pursuant to Section 5.03(b) or 5.03(c) for the most recent Fiscal Period which ends on or before the date on which such certificate is delivered, such certificate shall certify a provisional Rate Ratio based upon EBIDT for the Fiscal Period immediately preceding such most recent Fiscal Period and upon Total Debt as of the date on which such certificate is delivered after giving effect to all changes of Total Debt on such date.

Each certificate shall have attached to it financial statements certified by a Financial Officer of each Borrower on the date on which such certificate is delivered as the then most currently available Combined financial statements of the Borrowers and their Subsidiaries, and each certificate shall provide, in reasonable detail, the calculations (and the basis for such calculations) used in determining the Rate Ratio for each date for which a calculation is to be made by that certificate, including but not limited to the calculation of EBIDT as derived from the attached financial statements.

          (d) Effective Dates for Rate Ratios. Each Rate Ratio certified in any Periodic Certificate or Interim Certificate shall (absent manifest error) become effective on the date such certificate is delivered in compliance with this Agreement. The Rate Ratio certified for the date on which such certificate is delivered shall apply to each date thereafter until the delivery in compliance with this Agreement of the next certificate called for by Section 2.07(c), except that such Rate Ratio shall be a provisional Rate Ratio as applied to any date on or after the last day of the Fiscal Period which first ends after the Fiscal Period with respect to which EBIDT was determined in calculating such Rate Ratio. The Rate Ratio certified in a Periodic Certificate for any date prior to the date on which such certificate is delivered shall be applied retroactively to supersede each provisional Rate Ratio certified for the same date in an Interim Certificate or a Periodic Certificate previously delivered. Notwithstanding the foregoing,
(i) in no event will any Rate Ratio certified in any Periodic Certificate or Interim Certificate be given retroactive effect for a date in any Fiscal Quarter other than the Fiscal Quarter in which such Periodic Certificate or Interim Certificate is delivered and (ii) if the Borrowers fail to deliver financial statements and the related Periodic Certificate when required by
Section 5.03(b) or 5.03(c), as the case may be, then the applicable Rate Ratio shall be the Rate Ratio in effect on the date on which such Periodic Certificate should have been delivered and shall continue in effect until a certificate in compliance with this Section 2.07 is delivered.

           (e) Retroactive Interest Adjustment. Each retroactive change in the Rate Ratio pursuant to Section 2.07(d) shall be given retroactive effect in determining the applicable interest rates for A Advances pursuant to
Section 2.07(a) for a period of time identical to that given such retroactive change in the Rate Ratio. If any such retroactive change occurs in the interest rate payable on account of an A Advance for a period for which a Borrower has already paid interest, then any overpayment of interest by such Borrower resulting therefrom shall be credited to future interest or other payment obligations of such Borrower with respect to that Advance and any underpayment of interest by such Borrower resulting therefrom shall be paid by such Borrower to the Agent for the account of the Lender to whom such Advance is owed upon demand by the Agent.

           SECTION 2.08. Interest Rate Determination and Protection. (a) Each Reference Bank agrees to furnish to the Agent timely information for the purpose of determining each Adjusted CD Rate or Eurodollar Rate, as applicable. If any Reference Bank shall not furnish such timely information to the Agent for the purpose of determining any such interest rate, the Agent shall determine such interest rate on the basis of timely information furnished by any remaining Reference Banks.

           (b) The Agent shall give prompt notice to the Borrowers and the Lenders of the applicable interest rate determined by the Agent for purposes of Section 2.07(a)(i), (ii) or (iii), and the applicable rate, if any, furnished by each Reference Bank for the purpose of determining the applicable interest rate under Section 2.07(a)(ii) or (iii).

          (c) If no Reference Bank furnishes timely information to the Agent for determining the Adjusted CD Rate for any Adjusted CD Rate Advances, or the Eurodollar Rate for any Eurodollar Rate Advances,

          (i) the Agent shall forthwith notify the Borrowers and the Lenders that the interest rate cannot be determined for such Adjusted CD Rate Advances or Eurodollar Rate Advances, as the case may be,

           (ii) each such Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance (or if such Advance is then a Base Rate Advance, will continue as a Base Rate Advance), and

           (iii) the obligation of the Lenders to make, or to Convert A Advances into, Adjusted CD Rate Advances or Eurodollar Rate Advances, as the case may be, shall be suspended until the Agent shall notify the Borrowers and the Lenders that the circumstances causing such suspension no longer exist.

          (d) If, with respect to any Eurodollar Rate Advances, the Majority Lenders notify the Agent that the Eurodollar Rate for any Interest Period for such Advances will not adequately reflect the cost to such Majority Lenders of making, funding or maintaining their respective Eurodollar Rate Advances for such Interest Period, the Agent shall forthwith so notify the Borrowers and the Lenders, whereupon

           (i) each Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and

           (ii) the obligation of the Lenders to make, or to Convert A Advances into, Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrowers and the Lenders that the circumstances causing such suspension no longer exist.

           (e) If a Borrower shall fail to select the duration of any Interest Period for any Adjusted CD Rate Advances or any Eurodollar Rate Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 1.01, the Agent will forthwith so notify such Borrower and the Lenders and such Borrower will be deemed to have selected, for the Interest Period immediately succeeding the then existing Interest Period therefor, if such Advance is a Eurodollar Advance, an Interest Period for such Advance of three months' duration and, if such Advance is an Adjusted CD Rate Advance, an Interest Period for such Advance of 90-days' duration.

           (f) On the date on which the aggregate unpaid principal amount of A Advances comprising any A Borrowing shall be reduced, by payment or prepayment or otherwise, to less than $5,000,000, such A Advances shall, if they are Advances of a Type other than Base Rate Advances, automatically Convert into Base Rate Advances, and on and after such date the right of the Borrower making such A Borrowing to Convert such Advances into Advances of a Type other than Base Rate Advances shall terminate; provided, however, that, if and so long as each such A Advance shall be of the same Type and have the same Interest Period as A Advances comprising another A Borrowing or other A Borrowings, and the aggregate unpaid principal amount of all such A Advances shall equal or exceed $5,000,000, such Borrower shall have the right to continue all such A Advances as, or to Convert all such A Advances into, A Advances of such Type having such Interest Period.

           SECTION 2.09. Voluntary Conversion of A Advances. Any Borrower may on any Business Day, upon notice given to the Agent not later than 11:00 A.M. (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections 2.08, 2.11 and 2.12, Convert all A Advances of one Type comprising the same Borrowing made by such Borrower into Advances of another Type; provided, however, that any Conversion of any Adjusted CD Rate Advances or Eurodollar Rate Advances into Advances of another Type shall be made on, and only on, the last day of an Interest Period for such Adjusted CD Rate Advances or Eurodollar Rate Advances. Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the A Advances to be Converted, and (iii) if such Conversion is into Adjusted CD Rate Advances or Eurodollar Rate Advances, the duration of the Interest Period for each such A Advance.

           SECTION 2.10. Prepayments of A Advances. (a) Optional. Any Borrower may, upon at least three Business Days' notice to the Agent stating the proposed date and aggregate principal amount of the prepayment, and if such notice is given such Borrower shall, prepay the outstanding principal amount of the A Advances comprising part of the same A Borrowing made by such Borrower in whole or ratably in part, together with accrued interest to the date of such prepayment on the principal amount prepaid; provided, however, that (x) each partial prepayment shall be in an aggregate principal amount not less than $5,000,000 and, if made after the Termination Date, shall be applied ratably to the respective principal repayment installments of such A Advances and (y) in the event of any such prepayment of an Adjusted CD Rate Advance or Eurodollar Rate Advance, such Borrower shall be obligated to reimburse the Lenders in respect thereof pursuant to Section 9.04(b).

           (b) Mandatory. (i) Sales of Assets. Each Borrower shall, on each date on which such Borrower or any of its Subsidiaries receives any Net Cash Proceeds from the sale, lease, transfer or other disposition of any asset of such Borrower or any such Subsidiary (other than sales of assets in the ordinary course of business and any exchange of assets permitted by
Section 5.02(e)(v)), prepay an aggregate principal amount of the A Advances comprising part of the same A Borrowings equal to such Net Cash Proceeds (or, if less, the aggregate unpaid principal amount of all A Advances), together with accrued interest to the date of such prepayment on the principal amount prepaid and all amounts then owing under Section 9.04(b) in respect of such prepayment.

           (ii) Excess Cash Flow. On the last day of each Fiscal Quarter commencing after the Termination Date, the Borrowers shall prepay the outstanding principal amount of the A Advances in an aggregate amount equal to the sum of (A) 40% of Excess Cash Flow for the Borrowers for the immediately preceding Fiscal Quarter plus (B) the Deferred Amount (as defined below) as of such last day (or, if less than such sum, the aggregate unpaid principal amount of all A Advances), together with accrued interest to the date of such prepayment on the principal amount prepaid and all amounts then owing under Section 9.04(b) in respect of such prepayment; provided, however, that if such sum shall be less than $500,000, the time when such prepayment shall become due shall be deferred until the earlier of (x) the last day of the first Fiscal Quarter thereafter on which such sum (including, without limitation, all Deferred Amounts) shall equal or exceed $500,000 or (y) the occurrence of an Event of Default. "Deferred Amount" means, as of any day, the cumulative unpaid amount of all prepayments which were required to be made under this Section 2.10(b)(ii) prior to such day but whose due date has been deferred at any time pursuant to the proviso set forth in the preceding sentence.

           (iii) Sale, Issuance or Incurrence of Additional Unsecured Debt. Each Borrower shall, on each date on which such Borrower receives any Net Cash Proceeds from the sale, issuance or incurrence of Additional Unsecured Debt, prepay the A Advances comprising part of the same A Borrowings in an aggregate principal amount equal to such Net Cash Proceeds (or, if less, the aggregate unpaid principal amount of all A Advances), together with accrued interest to the date of such prepayment on the principal amount prepaid and all amounts then owing under Section 9.04(b) in respect of such prepayment.

           (iv) Optional Prepayment or Repurchase of Additional Unsecured Debt. To the extent that the Unsecured Debt Documents permit optional prepayments, on each date on which a Borrower shall voluntarily prepay, redeem, purchase, defease or otherwise acquire all or any portion of the Additional Unsecured Debt in a transaction permitted by Section 5.02(m), such Borrower shall prepay the A Advances in an aggregate principal amount equal to the Ratable Amount (as defined below) as of such date, together with accrued interest to the date of such prepayment on the principal amount prepaid and all amounts then owing under Section 9.04(b) in respect of such prepayment. "Ratable Amount" means, as of any date, the product obtained by multiplying the entire unpaid principal amount of the A Advances made to such Borrower then outstanding times a fraction the numerator of which shall be the principal amount of the Additional Unsecured Debt of such Borrower being prepaid, redeemed, purchased, defeased or otherwise acquired and the denominator of which shall be the entire unpaid principal amount of such Additional Unsecured Debt then outstanding.

           (v)   Notice.   A  Borrower shall give the  Agent  at  least  five
Business  Days'  prior  written notice of each prepayment  required  by  this
Section 2.10(b) stating the aggregate amount (or in the case of each prepayment required pursuant to Section 2.10(b)(i) and 2.10(b)(iii), stating the approximate aggregate amount) of such prepayment and the date on which such prepayment shall be made; provided that failure by any Borrower to give any notice shall not relieve such Borrower of its obligation to make such prepayment.

           (c) Application of Prepayment Proceeds. Each prepayment by a Borrower or Borrowers, as the case may be, under Section 2.10(b) shall be applied ratably to all A Advances owed by such Borrower or the Borrowers, as the case may be. Each prepayment by a Borrower or Borrowers, as the case may be, under Section 2.10(b) made after the Termination Date shall be applied ratably to the respective principal repayment installments of the A Advances owed by such Borrower or the Borrowers, as the case may be, being prepaid.

           SECTION 2.11. Increased Costs, Etc. (a) If, due to either (i) the introduction of or any change (other than any change by way of imposition or increase of reserve requirements, in the case of Adjusted CD Rate Advances, included in the Adjusted CD Rate Reserve Percentage) in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request from any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the cost to any Lender of agreeing to make or making, funding or maintaining
Adjusted CD Rate Advances or Eurodollar Rate Advances, then, if such costs are or will be charged to customers of such Lender generally, the Borrower to whom such Advances were made shall from time to time, upon demand by such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender additional amounts sufficient to compensate such Lender for such increased cost. A certificate as to the amount of such increased costs setting forth in reasonable detail the calculations used in determining such increased costs, submitted to such Borrower and the Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error. Notwithstanding anything to the contrary contained in this subsection (a), a Lender shall only be entitled to receive reimbursement for such increased costs to the extent incurred within 90 days prior to, and at any time after, the date on which such Lender gives to such Borrower a notice that an event has occurred as a result of which such increased costs will arise or a notice that such Borrower is obligated to pay increased costs, whichever first occurs.

           (b) If, due to either (i) the introduction of any change in or in the interpretation of any law or regulation occurring on or after the effective date hereof or (ii) the compliance with any guideline or request from any central bank or other governmental authority (whether or not having the force of law) issued on or after the 90th day prior to the effective date hereof, any Lender determines that there shall be any increase in the amount of capital required or expected to be maintained by such Lender or any corporation controlling such Lender as a result of or based upon the existence of such Lender's commitment to lend hereunder and other commitments of this type, then, upon demand by such Lender (with a copy of such demand to the Agent), the Borrowers shall immediately pay to the Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts (without duplication) sufficient to compensate such Lender or such corporation in the light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of such Lender's commitment to lend hereunder. A certificate as to such amounts setting forth in reasonable detail the calculations used in determining such amounts, submitted to the Borrowers and the Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error. Notwithstanding anything to the contrary contained in this subsection
(b), a Lender shall only be entitled to receive reimbursement for such additional amounts pursuant to this subsection (b) to the extent incurred within 90 days prior to, and at any time after, the date on which such Lender gives to the Borrowers a notice that an event has occurred as a result of which such additional amounts will arise or a notice that the Borrowers are obligated to pay such additional amounts, whichever first occurs.

          (c) Upon the occurrence and during the continuance of any Event of Default, (i) each Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance and (ii) the obligation of the Lenders to make, or to Convert Advances into, Eurodollar Rate Advances shall be suspended.

          (d)  Any Lender claiming any additional amounts payable pursuant to
Section 2.11(a) and 2.11(b) shall, upon request from each relevant Borrower delivered to such Lender and the Agent specifying an Eligible Assignee willing and able to assume and accept all such Lender's right and obligations under this Agreement and the other Loan Documents, assign, in accordance with the provisions of Section 9.07, all of its rights and obligations under this Agreement and the other Loan Documents to another Lender or an Eligible Assignee in consideration for (i) the payment by such assignee to the Lender of the principal of, and interest on, the Note or Notes of such Lender accrued to the date of such assignment, together with any and all other amounts owing to such Lender under any provision of this Agreement or the other Loan Documents accrued to the date of such assignment and (ii) the release of such Lender from any further liability hereunder. The processing and recordation fee required under Section 9.07(a) shall be paid by the Borrowers under this Section 2.11(d).

          SECTION 2.12. Illegality. Notwithstanding any other provisions of this Agreement, if the introduction of or any change in or in the interpretation of any law or regulation shall make it unlawful, or any central bank or other governmental authority shall assert that it is unlawful, for any Lender or its Eurodollar Lending Office to perform its obligations hereunder to make Eurodollar Rate Advances or to continue to fund or maintain Eurodollar Rate Advances hereunder, then, on notice thereof and demand therefor by such Lender to the Borrowers through the Agent, accompanied by an opinion of counsel to such Lender (which counsel may be in-house counsel) with respect to such illegality, (i) each Eurodollar Rate Advance will automatically, upon such demand, Convert into a Base Rate Advance and (ii) the obligation of the Lenders to make, or to Convert Advances into, Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrowers that such Lender has determined that the circumstances causing such suspension no longer exist.

          SECTION 2.13. Payments and Computations. (a) The Borrowers shall make each payment hereunder and under the Notes not later than 11:00 A.M. (New York City time) on the day when due in U.S. dollars to the Agent at its address referred to in Section 9.02 in same day funds. The Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or commitment fees ratably (other than amounts payable pursuant to Section 2.03 (except to the extent set forth in the proviso to this sentence), 2.11, 2.14 or 2.16) to the Lenders for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Lender to such Lender for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement; provided, however, so long as an Event of Default shall have occurred and be continuing under
Section 6.01(a) or the Advances shall have been declared or shall become due and payable in accordance with the last paragraph of Section 6.01, then the Agent will cause to be distributed all funds relating to the payment of principal or interest in respect of A Advances and B Advances received by the Agent from the Borrowers ratably to the Lenders based on the A Advances and B Advances then outstanding. Upon its acceptance of an Assignment and Acceptance and recording of the information contained therein in the Register pursuant to Section 9.07(c), from and after the effective date specified in such Assignment and Acceptance, the Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Lender assignee thereunder, and the parties to such Assignment and Acceptance shall make all appropriate adjustments in such payments for periods prior to such effective date directly between themselves.

           (b) The Borrowers hereby authorize each Lender, if and to the extent payment owed to such Lender is not made when due hereunder or under any Note held by such Lender, to charge from time to time against any or all of the Borrowers' respective accounts with such Lender any amount so due.

           (c) All computations of interest based on the Base Rate, Federal Funds Rate and of commitment fees shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Adjusted CD Rate or the Eurodollar Rate shall be made by the Agent, and all computations of interest pursuant to Section 2.16 shall be made by a Lender, on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or commitment fees are payable. Each determination by the Agent (or, in the case of Section 2.16 by a Lender) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

           (d) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or commitment fee, as the case may be; provided, however, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day.

           (e) Unless the Agent shall have received notice from a Borrower prior to the date on which any payment is due to the Lenders hereunder that such Borrower will not make such payment in full, the Agent may assume that such Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent a Borrower shall not have so made such payment in full to the Agent, each Lender shall repay to the Agent forthwith on demand such amount distributed to such Lender together with interest thereon, for each day from the date such amount is distributed to such Lender until the date such Lender repays such amount to the Agent, at the Federal Funds Rate.

           SECTION 2.14. Taxes. (a) Any and all payments by the Borrowers hereunder or under the A Notes shall be made, in accordance with Section 2.13, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction under the laws of which such Lender or the Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Lender, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction of such Lender's Applicable Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If any Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder or under any A Note to any Lender or the Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.14) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

          (b) In addition, each Borrower jointly and severally agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or under the A Notes or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or the A Notes (hereinafter referred to as "Other Taxes").

           (c) Each Borrower jointly and severally agrees to indemnify each Lender and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 2.14) paid by such Lender or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. This indemnification shall be made within 30 days from the date such Lender or the Agent (as the case may be) makes written demand therefor.

           (d) Within 30 days after the date of any payment of Taxes, the paying Borrower will furnish to the Agent, at its address referred to in
Section 9.02, the original or a certified copy of a receipt evidencing payment thereof. If no Taxes are payable in respect of any payment hereunder or under the A Notes, the Borrowers will furnish to the Agent, at such address, a certificate from each appropriate taxing authority, or an opinion of counsel acceptable to the Agent, in either case stating that such payment is exempt from or not subject to Taxes.

          (e) Each Lender organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each initial Lender and on the date of the Assignment and Acceptance pursuant to which it becomes a Lender in the case of each other Lender, and from time to time thereafter if requested in writing by the Borrowers (but only so long as such Lender remains lawfully able to do so), shall provide the Borrowers with Internal Revenue Service form 1001 or 4224, as appropriate, or any successor form prescribed by the Internal Revenue Service, certifying that such Lender is entitled to benefits under an income tax treaty to which the United States is a party which reduces the rate of withholding tax on payments of interest or certifying that the income receivable pursuant to this Agreement is effectively connected with the conduct of a trade or business in the United States. If the form provided by a Lender at the time such Lender first becomes a party to this Agreement indicates a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered excluded from "Taxes" as defined in Section 2.14(a).

           (f) For any period with respect to which a Lender has failed to provide the Borrowers with the appropriate form described in Section 2.14(e) (other than if such failure is due to a change in law occurring subsequent to the date on which a form originally was required to be provided, or if such form otherwise is not required under the first sentence of subsection (e) above), such Lender shall not be entitled to indemnification under Section
2.14(a) with respect to Taxes imposed by the United States; provided, however, should a Lender become subject to Taxes because of its failure to deliver a form required hereunder, the Borrowers shall take such steps as the Lender shall reasonably request to assist the Lender to recover such Taxes.

           (g) Notwithstanding any contrary provisions of this Agreement, in the event that a Lender that originally provided such form as may be required under Section 2.14(e) thereafter ceases to qualify for complete exemption from United States withholding tax, such Lender may assign its interest under this Agreement to any assignee and such assignee shall be entitled to the same benefits under this Section 2.14 as the assignor provided that the rate of United States withholding tax applicable to such assignee shall not exceed the rate then applicable to the assignor.

           (h) Without prejudice to the survival of any other agreement of any Borrower hereunder, the agreements and obligations of each Borrower contained in this Section 2.14 shall survive the payment in full of principal and interest hereunder and under the A Notes.

          SECTION 2.15. Sharing of Payments, Etc. If any Lender shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the A Advances made by it (other than pursuant to Section 2.11, 2.14 or 2.16) in excess of its ratable share of payments on account of the A Advances obtained by all the Lenders, such Lender shall forthwith purchase from the other Lenders such participations in the A Advances made by them as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of them; provided, however, if all or any portion of such excess payment is thereafter recovered from such purchasing Lender, such purchase from each Lender shall be rescinded and such Lender shall repay to the purchasing Lender the purchase price to the extent of such recovery together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. Each Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 2.15 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were the direct creditor of such Borrower in the amount of such participation.

           SECTION 2.16. Additional Interest on Eurodollar Rate Advances. Each Borrower shall pay to each Lender, so long as such Lender shall be required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities, additional interest on the unpaid principal amount of each Eurodollar Rate Advance of such Lender made to such Borrower, from the date of such A Advance until such principal amount is paid in full, at an interest rate per annum equal at all times to the remainder obtained by subtracting (i) the Eurodollar Rate for such Interest Period for such A Advance from (ii) the rate obtained by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage of such Lender for such Interest Period, payable on each date on which interest is payable on such A Advance. Such additional interest shall be determined by such Bank and notified to such Borrower through the Agent.

          SECTION 2.17. Use of Proceeds. The proceeds of each Advance shall be used by the Borrowers solely for one or more of the following: (a) in the case of the initial Borrowing, to repay in full all advances outstanding under the Existing CCC-I Credit Agreement, together with all accrued and unpaid interest thereon and all fees, expenses and other amounts payable thereunder, (b) to finance working capital requirements of the Borrowers and their Subsidiaries, (c) to pay to each seller of assets or stock being acquired in a transaction permitted by Section 5.02(f) the purchase price of such assets or stock, as the case may be, up to an amount permitted under clauses (i) and (ii), as applicable, of Section 5.02(f), (d) to make capital expenditures, (e) in the case of a Borrowing described in Section 3.04 or 3.05, solely to finance the ML Acquisition or an Approved Acquisition, as the case may be, (f) to pay dividends in a manner permitted by Section 5.02(g) and (g) to make intercompany advances as described in Section 5.02(f)(vi).

           SECTION 2.18. Pullman and Kootenai as Subsidiaries of CCC-I. In the event that Pullman and Kootenai become Subsidiaries of CCC-I as permitted by Section 5.02(f)(viii), (a) CCC-I will assume all of the Obligations of Pullman and Kootenai hereunder and under the Notes and (b) the parties hereto will amend this Agreement in form and substance satisfactory to the Borrower, the Agent and the Majority Lenders (subject to Section 9.01, except as described in the immediately following sentence). Such amendment will contain all modifications necessary to reflect the change in corporate structure (including, but not limited to, removing Pullman and Kootenai as Borrowers and deleting Article VIII in its entirety).


                          ARTICLE III

                     CONDITIONS OF LENDING

           SECTION  3.01.   Conditions Precedent to  Initial  Advances.   The
Obligation of each Lender to make its initial Advance is subject to the following conditions precedent:

           (a) The Agent shall have received from each Borrower A Notes payable to the order of each of the Lenders, respectively, duly executed by such Borrower.

           (b) The Lenders shall be reasonably satisfied with the corporate and legal structure and capitalization of each Borrower and each subsidiary, including the terms and conditions of the charter, bylaws and each class of capital stock or other equity interest of each Borrower and each subsidiary and of each agreement or instrument relating to such structure or capitalization and the amount, parties, terms and conditions of the existing Debt of each Borrower and each such subsidiary.

          (c) The Borrowers shall have paid all accrued fees and expenses of the Agent, CSI and the Lenders (including the accrued fees and disbursements of counsel to the Agent, CSI and the Lenders).

          (d) All commitments of the lenders under the Existing CCC-I Credit Agreement shall have been terminated and all outstanding amounts owed by CCC-I under the Existing CCC-I Credit Agreement shall be paid in full with the proceeds of the initial Borrowing and the purchase of CCC-I Preferred Stock referred to in Section 3.01(e).

           (e) The Borrowers shall provide evidence that Century/Holding has purchased in the aggregate $100,000,000 of CCC-I Preferred Stock under terms and conditions acceptable to the Lenders.

           (f) The Borrowers shall have provided evidence of the completion of the Rock Acquisition under terms reasonably acceptable to the Agent.

           (g) The Lenders shall be reasonably satisfied with the insurance maintained by each Borrower and each of their respective Subsidiaries.

           (h) The Agent shall have received on or before the day of the initial Borrowing the following, each dated such day (unless otherwise specified), in form and substance satisfactory to the Agent and (except for the B Notes) in sufficient copies for each Lender:

                 (i) With respect to each Borrower and each of its subsidiaries, (A) a copy of the certificate or articles of incorporation, as amended, of such Borrower and each of its Subsidiaries, certified by the
Secretary of State or other appropriate official of the state of its organization as of a date reasonably near the initial Borrowing; (B) a certificate of the Secretary of each Borrower certifying (I) that attached thereto is a true and complete copy of the bylaws of such Borrower and each such Subsidiary as in effect on the date of such certificate and, with respect to such Borrower, such bylaws of such Borrower as in effect at all times since a date prior to the date of the resolutions described in item
(II) below, (II) that attached thereto is a true and complete copy of the resolutions adopted by the Board of Directors of such Borrower authorizing the execution, delivery and performance of this Agreement, the Notes and each other document or instrument which is to be delivered by it in connection with this Agreement after the date hereof and authorizing the Borrowings hereunder or otherwise, and that such resolutions have not been modified, rescinded  or  amended  and  are in full force and  effect,  (III)  that  the
certificate   or  articles  of  incorporation  of  such  Borrower   and   its
Subsidiaries have not been amended since the date of the last amendment thereto shown on the certificate furnished pursuant to clause (A) above and
(IV) as to the incumbency and specimen signature of each of the officers of such Borrower executing this Agreement and the Notes, or any other document or instrument delivered in connection herewith or therewith; and (C) all documents evidencing other necessary corporate action and governmental and third party consents and approvals, if any, reasonably requested by any Lender through the Agent.

                (ii) With respect to Century/Texas, (A) a certificate of the Secretary or an Assistant Secretary of Century/Texas certifying (I) that attached thereto is a true and complete copy of the resolutions of the Board of Directors of Century/Texas (x) approving the Century/Texas Agreement, (y) authorizing the execution and delivery of the Century/Texas Agreement and each other document or instrument which is to be delivered by it in connection with this Agreement after the date hereof and (z) authorizing, as sole shareholder of Century/Holding, Century/Holding's execution, delivery and performance of the Parent Agreement, (II) as to the incumbency and specimen signature of each of the officers of Century/Texas executing the Century/Texas Agreement or any other document or instrument delivered in connection herewith or therewith and (B) all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to the Century/Texas Agreement and the Parent Agreement.

                (iii) With respect to Century/Holding, (A) a certificate of the Secretary or an Assistant Secretary of Century/Holding certifying (I) that attached thereto is a true and complete copy of the resolutions of the Board of Directors of Century/Holding (x) approving this Agreement and the Notes, if required, and the Parent Agreement, and (y) authorizing the execution and delivery of the Parent Agreement and each other document or instrument which is to be delivered by it in connection with this Agreement after the date hereof, and (II) as to the incumbency and specimen signature of each of the officers of Century/Holding executing the Parent Agreement or any other document or instrument delivered in connection herewith or therewith and (B) all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement, the Notes, the Century/Texas Agreement and the Parent Agreement.

                 (iv) An agreement duly executed by Century/Texas and Century/Jersey in favor of the Agent in substantially the form of Exhibit F hereto (as amended, supplemented or otherwise modified from time to time, the "Century/Texas Agreement").

               (v)  An agreement duly executed by Century/Holding in favor of the  Agent  in  substantially  the form of  Exhibit  E  hereto  (as  amended,
supplemented   or  otherwise  modified  from  time  to  time,   the   "Parent
Agreement").

                (vi) A certificate of the Chief Financial Officer of each Borrower, in substantially the form of Exhibit G, attesting to the Solvency of such Borrower and such Borrower and its Subsidiaries taken as whole after giving effect to the transactions contemplated hereby.

               (vii) A certificate as to the Rate Ratio substantially in the form of Exhibit D hereto.

                (viii) A favorable opinion of Leavy Rosensweig & Hyman, counsel for the Borrowers, substantially in the form of Exhibit H hereto and as to such other matters as any Lender through the Agent may reasonably request.

                (ix) A favorable opinion of Leavy Rosensweig & Hyman, counsel for the Borrowers, substantially in the form of Exhibit I hereto and as to such other matters as any Lender through the Agent may reasonably request.

                (x) A favorable opinion of Cole, Raywid & Braverman, special communications counsel for the Borrowers, substantially in the form of Exhibit J hereto and as to such other matters as any Lender through the Agent may reasonably request.

                (xi) A favorable opinion of Shearman & Sterling, counsel for the Agent, in form and substance satisfactory to the Agent.

           SECTION 3.02. Conditions Precedent to Each A Borrowing. The obligation of each Lender to make an A Advance on the occasion of each A Borrowing (including the initial A Borrowing) shall be subject to the further conditions precedent that on the date of such A Borrowing (a) the following statements shall be true (and each of the giving of the applicable Notice of A Borrowing and the acceptance by any Borrower of the proceeds of such A Borrowing shall constitute a representation and warranty by each Borrower that on the date of such A Borrowing such statements are true):

           (i) The representations and warranties contained in Section 4.01 and in each other Loan Document are correct on and as of the date of such A Borrowing, before and after giving effect to such A Borrowing and to the application of the proceeds therefrom, as though made on and as of such date, and

           (ii) No event has occurred and is continuing, or would result from such A Borrowing or from the application of the proceeds therefrom, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both;

and (b) the Agent shall have received such other approvals, opinions or documents as any Lender through the Agent may reasonably request.

           SECTION 3.03. Conditions Precedent to Each B Borrowing. The obligation of each Lender which is to make a B Advance on the occasion of a B Borrowing (including the initial B Borrowing) to make such B Advance as part of such B Borrowing is subject to the conditions precedent that (i) the Agent shall have received the written confirmatory Notice of B Borrowing with respect thereto, (ii) on or before the date of such B Borrowing, but prior to such B Borrowing, the Agent shall have received from the Borrower making the B Borrowing a B Note payable to the order of such Lender for each of the one or more B Advances to be made by such Lender as part of such B Borrowing, in a principal amount equal to the principal amount of the B Advance to be evidenced thereby and otherwise on such terms as were agreed to for such B
Advance in accordance with Section 2.03, and (iii) on the date of such B Borrowing the following statements shall be true (and each of the giving of the applicable Notice of B Borrowing and the acceptance by any Borrower of the proceeds of such B Borrowing shall constitute a representation and warranty by each Borrower that on the date of such B Borrowing such statements are true):

           (a) The representations and warranties contained in Section 4.01 and in each other Loan Document are correct on and as of the date of such B Borrowing, before and after giving effect to such B Borrowing and to the application of the proceeds therefrom, as though made on and as of such date,

           (b) No event has occurred and is continuing, or would result from such B Borrowing or from the application of the proceeds therefrom, which constitutes an Event of Default or which would constitute an Event of Default but for the requirement that notice be given or time elapse or both, and

           (c) No event has occurred and no circumstance exists as a result of which the information concerning any Borrower that has been provided to the Agent and each Lender by any Borrower in connection herewith would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading.

           SECTION 3.04. Conditions Precedent to Borrowings for the ML Acquisition. The obligation of each Lender to make an Advance any proceeds of which are to be used to finance either stage of the ML Acquisition shall be subject to the conditions precedent that (a) coincident with the making of such Advance, CCC-I shall own directly or through one or more wholly owned Subsidiaries all of the cable television assets of ML Media sold in such stage of the ML Acquisition, (b) there shall exist no action, suit, investigation, litigation or proceeding that purports to affect the legality, validity or enforceability of such acquisition or the agreements and other documents to be entered into in connection with such acquisition or the consummation of such acquisition or that purports to restrict CCC-I's control or operation of the cable television assets being acquired from ML Media, and
(c) the Agent shall have received evidence, in form and substance satisfactory to the Agent and in sufficient copies for each Lender, coincident with the making of such Advance, as to the consummation of such stage of such acquisition on terms substantially the same as those contained in the Asset Purchase Agreement and as the rights of Century/Jersey thereunder have been assigned pursuant to the Assignment and Assumption dated as of December 5, 1994 by and among Century/Jersey, Century Bay Area Cable Corp., a Delaware corporation, and Century Valley Cable Corp., a Delaware corporation.

           SECTION 3.05. Conditions Precedent to Borrowings for an Approved Acquisition. The obligation of each Lender to make an Advance any proceeds of which are to be used to finance an Approved Acquisition shall be subject to the conditions precedent that (a) the Asset Purchase Agreement shall have been terminated in accordance with its terms pursuant to Section 3.2, 10.1 or
10.2 thereof, (b) the Borrower making such Approved Acquisition shall have presented the terms of the proposed acquisition to the Lenders prior to being legally obligated to consummate such acquisition and in any event no less than 30 days prior to consummating such acquisition (the Lenders agreeing to attempt in good faith to respond to such request within such 30-day period),
(c) there shall exist no action, suit, investigation, litigation or proceeding that purports to affect the legality, validity or enforceability of such acquisition or the agreements and other documents to be entered into in connection with such acquisition or the consummation of such acquisition or that purports to restrict the Borrowers' control or operation of the cable television assets or ownership interests being acquired from the Approved
Company, and (c) the Agent shall have received evidence, in form and substance satisfactory to the Agent and in sufficient copies for each Lender, coincident with the making of such Advance, as to the consummation of such acquisition on terms that have not changed in a manner materially adverse to the Borrower making such Approved Acquisition from those presented to the Lenders and approved by the Required Lenders.

           SECTION 3.06. Determinations Under Section 3.01. For purposes of determining compliance with the conditions specified in Section 3.01, each Lender shall be deemed to have consented to, approved or accepted or to be satisfied with each document or other matter required thereunder to be consented to or approved by or acceptable or satisfactory to the Lenders unless an officer of the Agent responsible for the transactions contemplated by the Loan Documents shall have received notice from such Lender prior to the initial Borrowing specifying its objection thereto and such Lender shall not have made available to the Agent such Lender's ratable portion of such Borrowing.


                           ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES

           SECTION 4.01. Representations and Warranties of the Borrowers. Each Borrower represents and warrants as follows:

           (a) Each Borrower and each of its Subsidiaries (i) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, (ii) is duly qualified and in good standing as a foreign corporation in each other jurisdiction in which it owns or leases property or in which the conduct of its business requires it to so qualify or be licensed except where the failure to so qualify or be licensed would not have a Material Adverse Effect and (iii) has all requisite corporate power and authority to own or lease and operate its properties and to carry on its business as now conducted and as proposed to be conducted. All of the outstanding capital stock of each Borrower has been validly issued, is fully paid and non-assessable and is owned by its respective Parent Company, free and clear of all Liens, and all of the outstanding capital stock of Century/Holding has been validly issued, is fully paid and non-assessable and is owned by Century/Texas, free and clear of all Liens.

           (b) The execution, delivery and performance by each Borrower of this Agreement, the Notes and the other Loan Documents and each other document to which it is or is to be a party, and the acquisition by any Borrower of any Subsidiary and the acquisition by any Subsidiary of any other Subsidiary and the other transactions contemplated hereby, are within the corporate powers of such Borrower and such Subsidiaries, as the case may be, have been duly authorized by all necessary corporate action, and do not (i) contravene the charter or bylaws of such Borrower or such Subsidiary, as the case may be, (ii) violate any law, rule, regulation (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System), order, writ, judgment, injunction, decree, determination or award,
(iii) conflict with or result in the breach of, or constitute a default under, any contract, loan agreement, indenture, mortgage, deed of trust, lease or other instrument binding on or affecting such Person, any of its Subsidiaries or any of their properties or (iv) result in or require the creation  or  imposition  of any Lien upon or with  respect  to  any  of  the properties of the Borrowers or any of their Subsidiaries. None of the Borrowers or any of their Subsidiaries is in violation of any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or in breach of any such contract, loan agreement, indenture, mortgage, deed of trust, lease or other instrument, the violation or breach of which is reasonably likely to have a Material Adverse Effect.

          (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party (including, without limitation, the FCC) is required for the due execution, delivery and performance by the Borrowers of this Agreement or the Notes or any Borrowing hereunder or for the ownership or control by the Borrowers of all Subsidiaries or for the ownership or control by any Subsidiary of any other Subsidiary owned or controlled by it.

           (d) This Agreement is and the Notes and each other Loan Document to which a Borrower is a party when delivered hereunder will be, legal, valid and binding obligations of such Borrower enforceable against such Borrower in accordance with their respective terms, subject, in the case of enforceability, (i) to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally and (ii) to the effect of general principles of equity, including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law). The Parent Agreement and the Century/Texas Agreement when delivered hereunder will be the legal, valid and binding obligations of Century/Holding and Century/Texas, respectively, enforceable against Century/Holding and Century/Texas, respectively, in accordance with their respective terms, subject, in the case of enforceability, to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally.

           (e) The Combined and combining balance sheet of the Borrowers and their Subsidiaries as at May 31, 1994, and the related Combined and combining statements of income and cash flows of the Borrowers and their Subsidiaries for the Fiscal Year then ended, accompanied by an opinion of Deloitte & Touche, independent public accountants, and the Combined and combining balance sheet of the Borrowers and their Subsidiaries as at February 28, 1995, and the related Combined and combining statements of income and cash flows of the Borrowers and their Subsidiaries for the nine months then ended, duly certified by the chief financial officer of each Borrower, copies of which have been furnished to each Lender, fairly present, subject, in the case of said balance sheet as at February 28, 1995, and said statement of income and cash flows for the nine months then ended, to year-end audit adjustments, the Combined and combining financial condition of the Borrowers and their Subsidiaries as at such date and the Combined and combining results of the operations of the Borrowers and their Subsidiaries for the period ended on such date, all in accordance with generally accepted accounting principles consistently applied, and since May 31, 1994 there has been no Material Adverse Change.

           (f) The Combined and combining pro forma balance sheet of the Borrowers and their Subsidiaries as at May 31, 1994, and the related Combined and combining pro forma statements of income and cash flows of the Borrowers and their Subsidiaries for the Fiscal Year then ended, and the Combined and combining pro forma balance sheet of the Borrowers and their Subsidiaries as at February 28, 1995, and the related Combined and combining pro forma statements of income and cash flows of the Borrowers and their Subsidiaries for the nine months then ended, copies of which have been furnished to each Lender, fairly present, subject, in the case of said pro forma balance sheet as at February 28, 1995, and said pro forma statement of income and cash flows for the nine months then ended, to year-end audit adjustments, the Combined and combining pro forma financial condition of the Borrowers and their Subsidiaries as at such date and the Combined and combining pro forma results of the operations of the Borrowers and their Subsidiaries for the period ended on such date, all in accordance with generally accepted accounting principles consistently applied, and since May 31, 1994 there has been no Material Adverse Change.

          (g) The Combined and combining forecasted statements of income and cash flows of the Borrowers and their Subsidiaries for each Fiscal Year ending May 31, 1995, through May 31, 2004, copies of which have been furnished to each Lender, were prepared in good faith on the basis of the assumptions stated therein, which assumptions were reasonable in light of conditions existing at the time of delivery of such forecasts, and represented, at the time of delivery, the Borrowers' best estimate of their future financial performance.

           (h) No information, exhibit, report, document, certificate or written statement, including this Agreement, furnished in writing to any Lender by or on behalf of any Borrower, any Subsidiary, Century/Texas or Century/Holding to the Agent or any Lender in connection with the negotiation of the Loan Documents or pursuant to the terms of the Loan Documents contained as of the date so furnished any untrue statement of a material fact or omitted as of the date so furnished to state a material fact necessary to make the statements contained therein, in light of the circumstances under which such information, exhibit, report or other written information is or is to be used, not misleading, nor did such information, exhibits, reports, documents, certificates and statements, taken as a whole, contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading. There is no fact known to any Borrower or any officer of any Borrower which the Borrowers have not disclosed to the Lenders in writing which in the reasonable judgment of the Borrowers and such officers would have a Material Adverse Effect.

           (i) There is no pending or threatened action, suit, investigation or proceeding against any Borrower or any Subsidiaries before any court, governmental agency or arbitrator, which (i) could be reasonably likely to have a Material Adverse Effect or (ii) purports to affect the legality, validity or enforceability of this Agreement or any Note or the consummation of the transactions contemplated hereby.

          (j) No Borrower is engaged in the business of extending credit for the purpose of purchasing or carrying Margin Stock, and no proceeds of any Advance will be used to purchase or carry any Margin Stock or to extend credit to others for the purpose of purchasing or carrying any Margin Stock.

           (k) Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of any Borrower only or of any Borrower and its Subsidiaries on a Consolidated basis) subject to the provisions of Section 5.02(a) or 5.02(e), or subject to any restriction contained in any agreement or instrument between any Borrower and any Lender or any Affiliate of any Lender relating to Debt, will be Margin Stock.

           (l) Set forth on Schedule 4.01(l) hereto, and, after the date hereof, set forth on the most recent schedule delivered pursuant to Section 5.03(k), is a complete and accurate list of all Subsidiaries of each Borrower, showing as of the date hereof or thereof (as to each such Subsidiary) the jurisdiction of its incorporation, the number of shares of each class of capital stock authorized, and the number outstanding, on the date hereof and the percentage of the outstanding shares of each such class owned (directly or indirectly) by each Borrower and the number of shares covered by all outstanding options, warrants, rights of conversion or purchase and similar rights at the date hereof. The outstanding capital stock of all Wholly-Owned Subsidiaries has been validly issued, is fully paid and non-assessable and the outstanding capital stock of all Subsidiaries owned by each Borrower and its Subsidiaries is free and clear of all Liens, except those permitted by Section 5.02(a). Each such Subsidiary (i) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, (ii) is duly qualified and in good standing as a foreign corporation in each other jurisdiction in which it owns or leases property or in which the conduct of its business requires it to so qualify or be licensed except where the failure to so qualify or be licensed would not have a Material Adverse Effect and (iii) has all requisite corporate power and authority to own or lease and operate its properties and to carry on its business as now conducted and as proposed to be conducted.

          (m) Set forth in Schedule 4.01(m) hereto is a complete and correct list for each Borrower of all of the Franchises granted to and held by, as of the date of the execution and delivery of this Agreement, such Borrower and/or its Subsidiaries, or for which application has been made or is planned to be made by such Borrower and/or its Subsidiaries, together with the date on which each such Franchise expires in accordance with its terms, the issuing authority therefor and the Person to whom such Franchise has been, or is to be, issued. As of such date, each Franchise is in full force and effect and no other approval, application, filing, registration, consent or other action of any local, state or federal authority is required to enable such Borrower and/or its Subsidiaries to exploit any such Franchise except as is otherwise indicated on said Schedule 4.01(m). As of such date, none of the Borrowers or any of their respective Subsidiaries has received any notice from the granting body or any other governmental authority with respect to any breach of any covenant under, or any default with respect to, any such Franchise except as is otherwise indicated on said Schedule 4.01(m). As of such date, before and after giving effect to this Agreement, no material default has occurred and is continuing under any such Franchise except as is otherwise indicated on said Schedule 4.01(m).

          (n) The operations and properties of each Borrower and each of its Subsidiaries comply in all material respects with all Environmental Laws, all necessary Environmental Permits have been obtained and are in effect for the operations and properties of each Borrower and its Subsidiaries, each Borrower and its Subsidiaries are in compliance in all material respects with all such Environmental Permits, and no circumstances exist that could (i) form the basis of an Environmental Action against any Borrower or any of its Subsidiaries or any of their properties that could have a Material Adverse Effect or (ii) cause any such property to be subject to any restrictions on ownership, occupancy, use or transferability under any Environmental Law.

           (o) None of the properties of any Borrower or any of its Subsidiaries is listed or proposed for listing on the National Priorities List under CERCLA or on the Comprehensive Environmental Response, Compensation and Liability Information System maintained by the Environmental Protection Agency or any analogous state list of sites requiring investigation or cleanup or is adjacent to any such property, and no underground storage tanks, as such term is defined in 42 U.S.C. 6991, are located on any property of any Borrower or any of its Subsidiaries or, to the best of its knowledge, on any adjoining property.

           (p)   None  of  the  Borrowers or any of its  Subsidiaries  is  an
"investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. Neither the making of any Advances, nor the application of the proceeds or repayment thereof by the Borrowers, nor the consummation of the other transactions contemplated hereby, will violate any provision of such Act or any rule, regulation or order of the Securities and Exchange Commission thereunder.

            (q) Each Borrower is, individually and together with its Subsidiaries, Solvent.

          (r) Set forth in Schedule 4.01(r) hereto is a complete and correct list, as of the date hereof and as of the date of the initial Borrowing, of all credit agreements, indentures, purchase agreements, obligations in respect of letters of credit, guarantees and other instruments presently in effect (including, but not limited to, Capital Lease obligations and Debt owed by CCC-I to Century/Texas) providing for, evidencing, securing or otherwise relating to any Debt of any Borrower or any of its Subsidiaries (other than Debt under the Loan Documents) in a principal or face amount equal to $500,000 or more, and such list correctly sets forth the names of the debtor or lessee and creditor or lessor with respect to such Debt outstanding or to be outstanding, the rate of interest or rentals, a description of any security given or to be given therefor, and the maturity or maturities or expiration date or dates thereof.

           (s) There are no Liens of any nature whatsoever on any properties of any Borrower nor any Subsidiary of a Borrower other than (i) those permitted by Section 5.02(a) and (ii) nonconsensual Liens which could not, individually or in the aggregate, have a Material Adverse Effect.

          (t) None of the Borrowers or any of its Subsidiaries is a party to any indenture, loan or credit agreement or any lease or other agreement or instrument or subject to any charter or corporate restriction which is reasonably likely to have a Material Adverse Effect.

           (u) (i) Each Borrower and each of its Subsidiaries has filed all tax returns (Federal, State and local) required to be filed, and paid all taxes shown thereon to be due, including interest and penalties, or provided adequate reserves for payment thereof, and (ii) each Borrower and each of its Subsidiaries have timely filed all reports and applications required by the FCC or any other governmental authority which has issued a Franchise to such Borrower or any such Subsidiary, in each case except such filings the failure of which to file is not, individually or in the aggregate, reasonably likely to have a Material Adverse Effect.

           (v) Each Borrower and each of its Subsidiaries is in compliance with the requirements of all applicable laws, rules, regulations, orders and licensing requirements of all governmental authorities the violation of which could have a Material Adverse Effect; and none of the Borrowers or any of their respective Subsidiaries is the subject of any outstanding citation, order or investigation by the FCC which could have a Material Adverse Effect, and no such citation, order or investigation, to the knowledge of any Borrower or any Subsidiary, is contemplated by the FCC or any such authority.

           (w) Set forth in Schedule 4.01(w) hereto is a true and correct summary as of February 28, 1995 of Subscribers with respect to the cable television systems of each Borrower and its Subsidiaries indicating the number of Subscribers (in each case differentiating between Basic Subscribers and Pay TV Units) categorized by system. The information previously supplied to the Lenders in relation to Subscribers is a true and correct summary as of the dates there indicated of Subscribers with respect to the cable television systems of each Borrower and its Subsidiaries.

           (x) On the date of the initial Borrowing, proceeds of the initial Borrowing have been used to pay in full all outstanding Debt under the Existing CCC-I Credit Agreement.

           (y) None of the Borrowers or any ERISA Affiliate has either a Multiemployer Plan or a Plan, other than a Multiemployer Plan or a Plan to which the Majority Lenders have given their consent after the date hereof.

          (z) Each Borrower and each of its Subsidiaries owns all franchises (including Franchises), licenses, patents, copyrights, trademarks, service marks or trade names material to the conduct of its businesses.

                           ARTICLE V

                   COVENANTS OF THE BORROWERS

           SECTION 5.01. Affirmative Covenants. So long as any Advance or any other amount hereunder shall remain unpaid or any Lender shall have any Commitment hereunder, each Borrower will, unless the Majority Lenders shall otherwise consent in writing:

           (a) Compliance with Laws, Etc. Comply, and cause each of its Subsidiaries to comply, in all material respects with all applicable laws (including ERISA), rules, regulations, orders and licensing requirements, such compliance to include, without limitation, paying before the same become delinquent all taxes, assessments and governmental charges imposed upon it or upon its property except to the extent contested in good faith and by appropriate proceedings and with respect to which adequate reserves for payment have been established.

           (b) Maintenance of Insurance. Maintain, and cause each of its Subsidiaries to maintain, insurance with responsible and reputable insurance companies or associations in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which such Borrower or such Subsidiary operates.

           (c) Corporate Existence and Approvals. Obtain, preserve and maintain, and cause each of its Subsidiaries to obtain, preserve and maintain
(i) its corporate existence, rights, franchises (including Franchises) and privileges in the jurisdiction of its incorporation, and qualify and remain qualified, and cause each such Subsidiary to qualify and remain qualified, as a foreign corporation in each jurisdiction in which such qualification is necessary or desirable in view of its business and operations or the ownership of its properties; provided, however, nothing herein contained shall prevent any merger or consolidation permitted by Section 5.02(d) without the written consent of the Majority Lenders and (ii) all approvals, authorizations, licenses, franchises (including Franchises) and other permissions of all governmental, judicial, regulatory and other agencies and authorities necessary to enable such Borrower and each such Subsidiary to operate and maintain its property, business and operations as the same is currently being carried on or as it may hereafter be carried on in accordance with the Loan Documents.

           (d) Visitation Rights. At any reasonable time and from time to time upon reasonable notice, permit the Agent or any of the Lenders or any agents or representatives thereof, to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, such Borrower and any of its Subsidiaries, and to discuss the affairs, finances and accounts of such Borrower and any of its Subsidiaries with any of their officers or directors and with their independent certified public accountants.

          (e) Keeping of Books. Keep, and cause each of its Subsidiaries to keep, proper books of record and account, in which full and correct entries shall be made of all financial transactions and the assets and business of such Borrower and each such Subsidiary in accordance with generally accepted accounting principles consistent with those applied in the preparation of the financial statements referred to in Sections 4.01(e) and 4.01(f), reflecting all financial transactions of such Borrower and each such Subsidiary.

           (f) Maintenance of Properties, Etc. Maintain and preserve, and cause each of its Subsidiaries to maintain and preserve, to the extent that the management of such Borrower in its reasonable business judgment deems such maintenance and preservation necessary or reasonably useful in the proper conduct of the business of such Borrower and such Subsidiary, all of its properties that are used or useful in the conduct of its business in good working order and condition, ordinary wear and tear excepted; and at all times do or cause to be done, and cause each such Subsidiary to do or cause to be done, all things necessary to obtain, preserve, renew and keep in full force and effect all franchises (including Franchises), licenses, patents, copyrights, trademarks, service marks or trade names material to the conduct of its businesses.

           (g) Maintenance of Corporate Separateness. Conduct its business and operations and the business and operations of each Subsidiary of such Borrower separately from that of Century/Texas, Century/Holding, each Minority Entity and each other Affiliate of such Borrower (other than any
Subsidiary of such Borrower), including, without limitation, (i) not commingling funds or other assets of such Borrower or any such Subsidiary with the funds or other assets of Century/Texas, Century/Holding, a Minority Entity or any other Affiliate of such Borrower; (ii) maintaining separate corporate and financial records and observing all corporate procedures and formalities for such Borrower and each such Subsidiary, including, without limitation, the holding of meetings of shareholders and boards of directors, the recordation and maintenance of minutes of such meetings, and the recordation and maintenance of resolutions adopted at such meetings; (iii) causing each such Subsidiary to pay its liabilities from its assets or from the assets of such Borrower or another Subsidiary of such Borrower; and (iv) causing each such Subsidiary to conduct its dealings with third parties in its own name and as a separate and independent entity.

           (h) Ratio of EBIDT to Debt Service for Total Debt/Pro-Forma Debt Service Ratio. Maintain, as of the last day of each Fiscal Period, the ratio of

               (i)  EBIDT for such Fiscal Period, to

               (ii) the aggregate Debt Service for Total Debt for such Fiscal Period,

      of at least 1.15:1 as of each such day that occurs on or before May 31, 1998 and a Pro-Forma Debt Service Ratio for such Borrower of at least 1.15:1 as of each such day that occurs thereafter.

          (i) Ratio of Total Debt to EBIDT. Maintain, as of the last day of each Fiscal Period whose last day occurs during any period set out below, the ratio of Total Debt as of such last day to EBIDT for such Fiscal Period of less than the ratio set out below next to such period; plus (i) during the period commencing on the date CCC-I or one or more of its wholly owned
Subsidiaries acquires the assets purchased in the first stage of the ML Acquisition and ending on the first anniversary of such date, 0.25 multiplied by the fraction containing as its numerator that portion of the ML
Acquisition Price required for the first stage of the ML Acquisition and as its denominator $286,000,000 and (ii) during the period commencing on the date CCC-I or one or more of its wholly owned Subsidiaries acquires the assets purchased in the second stage of the ML Acquisition and ending on the first anniversary of such date, 0.25 less the figure calculated in accordance with subsection (i) of this Section 5.01(i).

          Period                              Ratio

         from the date hereof
           through 5/31/97                    6.00:1
         thereafter through 5/31/98           5.50:1
         thereafter through 5/31/99           5.00:1
         thereafter through 5/31/00           4.50:1
         thereafter                           4.00:1

           (j) Ratio of EBIDT to Interest Expense for Total Debt. Maintain, as of the last day of each Fiscal Period, the ratio of

               (i)  EBIDT for such Fiscal Period, to

                (ii) the sum of all amounts payable during such Fiscal Period by the Borrowers and their Subsidiaries on account of interest and amortization of debt discount and expense, and commitment, letter of credit, agency and other fees with respect to Total Debt, of at least 1.50:1 for each Fiscal Period ending on or before May 31, 1997, at least 1.75:1 for each Fiscal Period ending after May 31, 1997 and on or before May 31, 1998, and at least 2.00:1 for each Fiscal Period ending thereafter.

          (k) Pari Passu. Cause the obligations of such Borrower under this Agreement to rank at least pari passu in right of payment with all Additional Unsecured Debt, if any, and all other Debt of such Borrower which is not secured or the subject of any statutory trust or preference or which is not expressly subordinated in right of payment to any Debt.

           SECTION 5.02. Negative Covenants. So long as any Advance or any other amount hereunder shall remain unpaid or any Lender shall have any Commitment hereunder, each Borrower will not, without the written consent of the Majority Lenders:

           (a) Liens, Etc. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Lien on or with respect to any of its properties, whether personal or real, and whether tangible or intangible, now owned or hereafter acquired, or sign or file, or permit any such Subsidiary to sign or file, under the Uniform Commercial Code of any jurisdiction, a financing statement that names such Borrower or any such Subsidiary as debtor, or sign, or permit any such Subsidiary to sign, any security agreement authorizing any secured party thereunder to file such financing statement, or assign, or permit any such Subsidiary to assign, any right to receive income, excluding, however, from the operation of the foregoing restrictions, Liens:

                (i) for taxes, assessments or governmental charges or levies on property of such Borrower or any such Subsidiary if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves have been established;

                (ii) imposed by law, such as carrier's, warehouseman's and mechanic's liens and other similar liens arising in the ordinary course of business;

                (iii) arising out of pledges or deposits under worker's compensation laws or similar legislation, arising in the ordinary course of business;

                (iv) constituting easements, rights of way and other encumbrances on title to real property that do not render title to the property encumbered thereby unmarketable or materially adversely affect the use of such property for its present purposes;

                (v)   arising in connection with Capital Leases permitted  by
Section  5.02(c)  and  encumbering only the assets covered  by  such  Capital
Leases; or

                (vi) constituting purchase money Liens on or in property acquired or held by such Borrower or any such Subsidiary in the ordinary course of business to secure the purchase price of such property or to secure Debt incurred solely for the purpose of financing the acquisition of such property, or Liens existing on such property at the time of its acquisition; provided that the Debt secured thereby does not exceed the purchase price thereof;

     provided, however, the aggregate principal amount of the Debt secured by the Liens referred to in clauses (v) and (vi) shall not exceed $10,000,000 at any one time outstanding for all the Borrowers and their Subsidiaries, on a Combined basis.

          (b) Debt. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Debt, except

               (i)  Debt under the Loan Documents;

                (ii) Intercompany Debt permitted by Section 5.02(f)(v); provided that such Debt does not contravene any other contractual restriction binding on or affecting the indebted Person;

                (iii) Debt secured by any Lien permitted by Section 5.02(a)(v) or (vi);

                (iv) unsecured Debt incurred in the ordinary course of business for the deferred purchase price of property or services, maturing within one year from the date created;

                (v) Debt consisting of (A) guarantees by endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business and (B) guarantees of the obligations of such Borrower or any Subsidiary of such Borrower;

                (vi) Debt consisting of obligations as lessee permitted by Section 5.02(c);

                 (vii)       Debt  consisting  of  reimbursement   or   other
obligations with respect to letters of credit which do not support in any way Debt of a Person other than such Borrower or any of its Subsidiaries;

                (viii) Unsecured Debt, evidenced by promissory notes or other instruments (including Commercial Paper), sold, issued or incurred by such Borrower from time to time after the date hereof ranking pari passu or subordinated in right of payment with the Debt of such Borrower under this Agreement and its Notes (the "Additional Unsecured Debt" of such Borrower); provided that (A) all Unsecured Debt Documents shall have been delivered to the Agent and the Lenders, together with such other information relating to the sale, issuance or incurrence of the Additional Unsecured Debt as any Lender through the Agent shall have reasonably requested, at least twenty days prior to the sale, issuance or incurrence of such Additional Unsecured Debt, (B) such Unsecured Debt Documents shall be in form and substance and contain terms and provisions satisfactory to the Agent and the Majority Lenders (including, unless the Net Cash Proceeds of the sale, issuance or incurrence of such Additional Unsecured Debt have previously been applied to repay in full all amounts outstanding under this Agreement, the Notes and the other Loan Documents after termination of the Lenders' Commitments, terms and provisions providing for scheduled amortization of not more than 25% of the aggregate principal amount of such Additional Unsecured Debt prior to August 31, 2003), (C) the Borrowers shall have entered into such amendments to this Agreement and the other Loan Documents as the Agent and the Lenders shall have reasonably requested as a condition precedent to their approval of the terms and conditions of the Additional Unsecured Debt, (D) 100% of the Net Cash Proceeds of the sale, issuance or incurrence of such Additional Unsecured Debt are used to prepay the A Advances in accordance with Section 2.10(b)(iii) and to reduce the respective Commitments of the Lenders pursuant to Section 2.05, (E) the representations and warranties contained in Section
4.01 and in each other Loan Document shall be true and correct on and as of the date of sale, issuance or incurrence of the Additional Unsecured Debt, before and after giving effect to such sale, issuance or incurrence, as though made on and as of such date and (F) no event shall have occurred and be continuing, or would result from the sale, issuance or incurrence of the Additional Unsecured Debt or any other action or transaction contemplated thereby, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; or

                (ix) any extension, refunding or renewal of any Debt permitted by clauses (i), (ii), (iv), and (vii) hereof, and any extension or renewal of any Debt permitted by clause (viii) hereof, not resulting in an increase in the principal amount then outstanding or change in any direct or contingent obligor thereof;

      provided that the aggregate principal amount of Debt referred to in clauses (iv), (v)(B), (vi) and (vii) shall not exceed $10,000,000 at any one time outstanding for all the Borrowers and their Subsidiaries, on a Combined basis.

           (c) Lease Obligations. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any obligations as lessee (i) for the rental or hire of real or personal property in connection with any sale and leaseback transaction, or
(ii) for the rental or hire of other real or personal property of any kind under leases or agreements to lease (including, but not limited to, Capital Leases) having a term of one year or more which would cause the aggregate, direct or contingent, liabilities of all the Borrowers and their Subsidiaries, on a Combined basis, in respect of all such obligations (under clause (i) and under clause (ii) above taken together) payable in any period of 12 consecutive calendar months to exceed $5,000,000.

           (d)   Mergers, Etc.  Merge or consolidate with or into,  or  sell, assign, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to, any Person, or permit or cause any of its Subsidiaries to do so, except that (i) any of its Wholly-Owned Subsidiaries may merge or consolidate with or into, or dispose of assets to, or acquire assets of, any of its other Wholly-Owned Subsidiaries and (ii) any of its Subsidiaries may merge into, or dispose of assets to, such Borrower, provided in each case that, immediately prior to and after giving effect to such transaction, no event shall have occurred or be continuing which constitutes an Event of Default or which, with the giving of notice or lapse of time or both, would constitute an Event of Default and in the case of any such merger to which such Borrower is a party, such Borrower is the surviving corporation.

           (e) Sales, Etc. of Assets. Sell, assign, lease, transfer or otherwise dispose of, or permit any of its Subsidiaries to sell, assign, lease, transfer or otherwise dispose of, any of its assets, including (without limitation) substantially all assets constituting the business of a division, branch or other unit operation, except (i) for sales of assets in the ordinary course of its business, (ii) for disposition of obsolete equipment no longer needed in the conduct of such Borrower's or such Subsidiary's business, (iii) in a transaction authorized by subsection (d) of this Section 5.02, (iv) for sales of fixed assets for cash, the book value of which does not exceed in the aggregate for any Fiscal Year, 10% of the fair market value of the Combined fixed assets of the Borrowers and their Subsidiaries computed as of the beginning of such Fiscal Year or (v) in exchange (by way of trade or the like) for an asset whose value (exclusive of cash) is equal to or greater than the value of, and whose Asset EBIDT (as defined below) as of the date of such exchange is equal to or greater than the Asset EBIDT of, the asset disposed of; provided that (A) the cumulative value of all assets so exchanged by the Borrowers and their Subsidiaries, on a Combined basis, shall not exceed $20,000,000 in the aggregate and (B) each Borrower shall have given the Agent at least 30 days' prior written notice with a copy to the Agent for delivery to each Lender of each such exchange together with sufficient information with a copy to the Agent for delivery to each Lender to enable the Agent to determine the respective value and Asset EBIDT of the assets involved in such exchange. The term "Asset EBIDT" means, for any asset, the net income (or loss) attributable to the operation of such asset during the most recent period reasonably acceptable to the Agent for which accounting data shall be available plus the sum of interest expense, depreciation and amortization expense and provision for income taxes to the extent deducted in computing such net income (or loss). For the purposes of clause (v) above, value shall mean the value determined in an arm's-length transaction between unaffiliated parties.

           (f) Investments in Other Persons. On or after the date hereof make, or permit any of its Subsidiaries to make, any Investment in any Person (including, but not limited to, its officers and employees) other than:

                 (i) the acquisition by any Borrower or any of its Subsidiaries from any Person not an Affiliate of such Borrower or any of its Subsidiaries of (A) all or substantially all of the stock or assets of one or more cable television systems operating under a valid Franchise (or under other authority reasonably acceptable to the Majority Lenders) both before and after such acquisition or (B) capital stock representing at least a majority of the Voting Rights of one or more corporations which owns directly or through one or more other wholly owned corporations all or substantially all of such assets; provided that the aggregate cost (including cash paid, securities issued and obligations assumed) of all such acquisitions (other than the ML Acquisition, the Rock Acquisition and any Approved Acquisitions) does not exceed $40,000,000;

                 (ii) the acquisition by any Borrower or any of its Subsidiaries from any Person not an Affiliate of such Borrower or any of its Subsidiaries of capital stock representing less than a majority of the Voting Rights of one or more corporations and capital contributions by such Borrower or any of its Subsidiaries to Minority Entities in which such Person has an ownership interest; provided that the aggregate cost (including cash paid, securities issued and obligations assumed) of all such acquisitions and contributions does not exceed $15,000,000; and provided further that, if any such target corporation is in the cable television business, such corporation owns directly or through one or more other wholly owned corporations all or substantially all of the assets of one or more cable television systems operating under a valid Franchise (or under other authority reasonably acceptable to the Majority Lenders);

                (iii) the acquisition by such Borrower or any such Subsidiary as a capital contribution to it of one or more Permitted Cable Systems for the purpose of curing a default under Section 5.01(h), (i) or
(j), as permitted pursuant to Section 6.01(c);

               (iv) purchases by such Borrower or any such Subsidiary of shares of, or capital contributions to, any Person which (A) is a direct, wholly owned Subsidiary of such Person or (B) in connection with any acquisition described in clause (i) above, becomes a direct, wholly owned Subsidiary of such Person;

               (v) advances by such Borrower to any other Borrower, advances by such Borrower to any such Subsidiary, advances by any such Subsidiary to such Borrower and advances by any such Subsidiary to any other such Subsidiary;

               (vi) advances by the Borrowers to their respective Parent Companies in an aggregate amount not to exceed, for any Fiscal Quarter, the remainder of (i) the amount permitted to be dividended by the Borrowers to their respective Parent Companies pursuant to Section 5.02(g)(iii) for such Fiscal Quarter less (ii) (A) the aggregate amount of dividends actually distributed by the Borrowers to their respective Parent Companies for such Fiscal Quarter pursuant to such Section 5.02(g)(iii) plus (B) the aggregate amount actually used to redeem the CCC-I Preferred Stock described in Section 3.01(e) for such Fiscal Quarter pursuant to Section 5.02(g)(iv);

                (vii) purchases of readily marketable direct obligations of the United States of America, certificates of deposit issued by any commercial bank of recognized standing operating in the United States of America with capital in excess of $100,000,000 and readily marketable and freely transferable short-term Commercial Paper rated "A-2" or better by Standard & Poor's, a division of McGraw-Hill, Inc., or "P-2" or better by Moody's Investors Service, Inc.;

                (viii) the acquisition by CCC-I of 100% of the capital stock of Kootenai or Pullman;

                (ix) in the case of CCC-I or one or more of its wholly owned Subsidiaries, the ML Acquisition; and

               (x)  an Approved Acquisition;

     provided in each case that, immediately prior to and after giving effect to any such Investments no event shall have occurred or be continuing which constitutes an Event of Default or which, with the giving of notice or lapse of time or both, would constitute an Event of Default.

           (g) Dividends, Etc. Declare or pay any dividends, purchase, redeem, retire, defease or otherwise acquire for value any of its capital stock or any warrants, rights or options to acquire such capital stock, now or hereafter outstanding, return any capital to its stockholders as such, make any distribution of assets, capital stock, warrants, rights, options, obligations or securities to its stockholders as such, or issue or sell any capital stock or any warrants, rights or options to acquire such capital stock, or permit any of its Subsidiaries to do any of the foregoing, except that, upon compliance with all applicable requirements of law, (i) any such Subsidiary may declare and make payment of cash and stock dividends, return capital and make distributions of assets to such Borrower or to other Subsidiaries of such Borrower, (ii) such Borrower may declare and deliver distributions payable only in common stock of such Borrower, (iii) the Borrowers may declare and pay cash dividends to their respective Parent Companies in an amount not to exceed in the aggregate

                (x) for any Fiscal Quarter of the Borrowers ending on or prior to the Termination Date, 75% of Excess Cash Flow for the Borrowers for the immediately preceding Fiscal Quarter, and

                (y) for any Fiscal Quarter of the Borrowers ending after the Termination Date, the Excess Cash Flow Surplus for the Borrowers for such Fiscal Quarter less the aggregate amount of advances made by the Borrowers to their respective Parent Companies for such Fiscal Quarter pursuant to Section 5.02(f)(vi);

      provided that, immediately prior to and after giving effect to any such declaration or payment, no event shall have occurred or be continuing which constitutes an Event of Default or which, with the giving of notice or lapse of time or both, would constitute an Event of Default, and (iv) CCC-I may redeem outstanding CCC-I Preferred Stock at a price per share not in excess of the price per share originally received by CCC-I therefor; provided that CCC-I may not redeem the CCC-I Preferred Stock described in Section 3.01(e) unless such redemption occurs in accordance with the requirements of this clause (iv) and the proceeds used for such redemption are those permitted to be dividended under clause (iii) of this Section 5.02(g); and provided further that, immediately prior to and after giving effect to any such redemption, no event shall have occurred or be continuing which constitutes an Event of Default or which, with the giving of notice or lapse of time or both, would constitute an Event of Default.

           (h) Change in Nature of Business, Fiscal Year or Charter Amendment. Make, or permit any of its Subsidiaries to make, any material change in the nature of its business as carried on at the date hereof or change, or permit any such Subsidiary to change, its fiscal year from the Fiscal Year or amend, or permit any such Subsidiary to amend, its certificate of incorporation.

           (i) Transactions with Affiliates. Engage, or permit any of its Subsidiaries to engage, in any transaction with an Affiliate of such Subsidiary (other than another Subsidiary of such Borrower or such Borrower or another Borrower) on terms less favorable to such Borrower or such Subsidiary than would be obtainable at the time in comparable transactions of such Borrower or such Subsidiary with Persons not Affiliates; and without limiting the foregoing, such Borrower will not permit any of its Subsidiaries to pay dividends (to the extent otherwise permitted by Section 5.02(g)) except in compliance with applicable law, contract, and the charter and by-laws of such Subsidiary.

           (j) Termination of Franchise. Terminate, permit any of its Subsidiaries to terminate or authorize the termination by any other Person of any Franchise of such Borrower or any such Subsidiary if such termination
(either alone or taken together with a termination of one or more other Franchises) is reasonably likely, in the reasonable opinion of the Majority Lenders, to have a Material Adverse Effect.

           (k) Restriction on Negative Pledges. Enter into or suffer to exist, or permit any of its Subsidiaries to enter into or suffer to exist, any agreement prohibiting or conditioning the creation or assumption of any Lien of any nature upon any of its property or assets other than (i) in favor of the Agent and the Lenders or (ii) in connection with any Debt permitted by
Section 5.02(b)(iii) to the extent such agreement is applicable only to the property on which a Lien is permitted under Section 5.02(a)(v) or (vi).

           (l) Accounting Changes. Make or permit, or permit any of its Subsidiaries to make or permit, any change in accounting policies or reporting practices, except as required by generally accepted accounting principles.

           (m) Prepayments, Etc. of Debt. Prepay, redeem, purchase, defease or otherwise satisfy prior to the scheduled maturity thereof in any manner, or make any payment in violation of any subordination terms of, any Debt (including any of its Additional Unsecured Debt), other than (i) the prepayment of the Advances in accordance with the terms of this Agreement,
(ii) regularly scheduled or required repayments or redemptions of Debt (including required repayments or redemptions of its Additional Unsecured Debt arising in connection with such Borrower's making of optional prepayments pursuant to Section 2.10(a) of this Agreement), provided that any such required prepayment or redemption does not require such Borrower to pay any "make-whole" or other premium in connection with such prepayment or redemption; and (iii) optional prepayments or redemptions of its Additional Unsecured Debt, provided that simultaneously with any such optional prepayment or redemption, such Borrower prepays the outstanding principal amount of the A Advances to the extent required by Section 2.10(b)(iv) hereof.

           (n) Amendments to Unsecured Debt Documents. Amend, modify or change, or agree to any amendment, modification or change, of any term or condition of any of its Unsecured Debt Documents, or give any consent, waiver or approval thereunder, which (i) increases the monetary obligations of such Borrower thereunder, (ii) accelerates any date fixed for any payment by such Borrower thereunder or (iii) otherwise materially impairs the value of the interest or rights of such Borrower thereunder (including, but not limited to, any amendment, modification or change which makes any covenant or event of default thereunder materially more restrictive as to such Borrower).

           (o) Issuance of Stock. Suffer or permit any of its Subsidiaries, directly or indirectly, to issue any stock of such Subsidiary, except (a) to such Borrower, (b) to a Wholly-Owned Subsidiary of such Borrower, (c) to qualified directors if and to the minimum extent required by applicable law, or (d) as otherwise required by applicable law in the case of Foreign Subsidiaries of such Borrower; provided that such transaction complies with all other provisions of this Agreement.

           SECTION 5.03. Reporting Requirements. So long as any amount hereunder shall remain unpaid or any Lender shall have any Commitment hereunder, each Borrower will, unless the Majority Lenders shall otherwise consent in writing, furnish to the Agent for distribution to the Lenders:

          (a) as soon as possible and in any event within five Business Days after the occurrence of each Event of Default or each event which, with the giving of notice or lapse of time or both, would constitute an Event of Default, continuing on the date of such statement, a statement of a Financial Officer of such Borrower setting forth details of such Event of Default or event and the action which such Borrower has taken or proposes to take with respect thereto;

          (b) as soon as available and in any event within 60 days after the end of each of the first three Fiscal Quarters of each Fiscal Year of the Borrowers, Combined and combining balance sheets of the Borrowers and their Subsidiaries as of the end of such quarter and the related Combined and combining statements of operations, statements of retained earnings and statements of cash flows of such Persons for such quarter and for the period commencing at the end of the previous Fiscal Year and ending with the end of such quarter, all in reasonable detail and duly certified (subject to normal year-end audit adjustments) by a Financial Officer of each Borrower as having been prepared in accordance with generally accepted accounting principles consistent with those applied in the preparation of the financial statements referred to in Sections 4.01(e) and 4.01(f), together with (i) a certificate of such Financial Officers dated the date of delivery of such statements stating that each has no knowledge that an Event of Default, or any event which, with the giving of notice or lapse of time or both, would constitute an Event of Default, has occurred and is continuing, or if an Event of Default or such an event has occurred and is continuing, a statement as to the nature thereof and the action which such Borrower has taken or proposes to take with respect thereto, and (ii) a certificate in the form of Exhibit K attached hereto, appropriately completed, setting forth, with respect to the Fiscal Period ending on the last day of such quarter, a computation of each amount, including the ratios, described in Sections 5.01(h), (i) and (j);

          (c) as soon as available and in any event within 90 days after the end of each Fiscal Year of the Borrowers, a copy of the annual audit report for such year for the Borrowers and their Subsidiaries (including therein Combined and combining balance sheets of such Persons as a group in each case as at the end of such Fiscal Year and the related Combined and combining statements of operations, statements of retained earnings and statements of cash flows of such Persons for such Fiscal Year), duly certified by Deloitte & Touche or other independent certified public accountants of recognized standing reasonably acceptable to the Majority Lenders, together with a certificate of such accounting firm to the Agent stating that in the course of the regular audit of the business of the Borrowers and their Subsidiaries, which audit was conducted by such accounting firm in accordance with generally accepted auditing standards, such accounting firm has obtained no knowledge that an Event of Default or an event which, with the giving of notice or lapse of time or both, would constitute an Event of Default, has occurred and is continuing, or if, in the opinion of such accounting firm, an Event of Default or such an event has occurred and is continuing, a statement as to the nature thereof;

           (d) together with the financial statements delivered pursuant to subsection (c) above, a certificate in the form of Exhibit K attached hereto, appropriately completed, of a Financial Officer of each Borrower setting forth for the Fiscal Year a computation of each amount, including the ratios, described in Sections 5.01(h), (i), and (j);

           (e) each certificate regarding the Rate Ratio, as required pursuant to Section 2.07(c);

           (f) promptly after the commencement thereof, notice of all actions, suits and proceedings of the type described in Section 4.01(i) before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign;

           (g) promptly after the sending or filing thereof, copies of all proxy statements, financial statements and reports which such Borrower or any Subsidiary of such Borrower sends to its stockholders, and copies of all regular, periodic and special reports, and all registration statements, which such Borrower or any Subsidiary of such Borrower files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, with any national securities exchange or with the FCC or any other governmental authority which has issued a Franchise to such Borrower or any Subsidiary of such Borrower;

          (h) as soon as available and in any event within 60 days after the end of each of the first three Fiscal Quarters of each Fiscal Year of such Borrower and within 90 days of the end of each Fiscal Year of such Borrower a report updating the information regarding Subscribers to the cable television systems of such Borrower and its Subsidiaries previously furnished to the Lenders as at the end of such Fiscal Quarter, which report shall be included in the certificate in the form of Exhibit K to be delivered pursuant to
Section 5.03(b) and Section 5.03(d);

           (i) promptly after the filing or receiving thereof, copies of all reports and notices which such Borrower or any Subsidiary of such Borrower files under ERISA with the Pension Benefit Guaranty Corporation or the U.S. Department of Labor or which such Borrower or any Subsidiary of such Borrower receives from such Corporation or Department;

           (j) promptly after the receipt thereof, notice of any lapse, termination or relinquishment of any material franchise (including Franchise), license, permit or other authorization from the FCC held by such Borrower or any Subsidiary of such Borrower or any failure of the FCC to renew or extend any such franchise (including Franchise), license, permit or other authorization for the usual period thereof and of any complaint or other matter filed with or communicated to the FCC, of which such Borrower or any Subsidiary of such Borrower has knowledge and which could have a material adverse effect upon the renewal or extension of any franchise (including Franchise), license, permit or other authorization held by such Borrower or any Subsidiary of such Borrower;

           (k) within 15 days after any change occurs with respect to any information regarding any Subsidiary of such Borrower contained in the most recent schedule furnished under this Section 5.03(k) or, if no such schedule has been furnished, in Schedule 4.01(l), a schedule, in substantially the form of Schedule 4.01(l), setting forth as of the date such schedule is furnished the information described in the first sentence of Section 4.01(l);

           (l) promptly upon such Borrower's obtaining knowledge thereof, notice of any issuance of a rating of any of such Borrower's long term Debt (including borrowings under this Agreement and the Unsecured Debt Documents); and

           (m) such other information respecting the business or properties or the condition or operations, financial or otherwise, of such Borrower or any of its Subsidiaries, as the Agent or any Lender may from time to time reasonably request.


                           ARTICLE VI

                       EVENTS OF DEFAULT

           SECTION 6.01. Events of Default. If any of the following events ("Events of Default") shall occur and be continuing:

           (a) Any Borrower shall fail to pay any principal of, or interest on, any Note when the same becomes due and payable; or

           (b) Any representation or warranty made or deemed made by any Borrower, Century/Texas or Century/Holding in or in connection with any Loan Document shall prove to have been incorrect in any material respect when made; or

           (c) (i) Any Borrower shall fail to perform or observe any term, covenant or agreement contained in Section 5.02 (other than Section 5.02(h) or (l)) or 5.03(a); or

           (ii) Any Borrower shall fail to perform or observe any other term, covenant or agreement contained in this Agreement on its part to be performed or observed, other than those listed in subsections (a) or (c)(i) above, if such failure shall remain unremedied for 30 days after the earlier of (A) written notice thereof shall have been given to such Borrower by the Agent or any Lender and (B) such Borrower's knowledge of such failure; provided that a breach by such Borrower of any or all of its financial covenants set forth in Sections 5.01(h), (i) or (j) may be cured (and thus shall be deemed not to have occurred) if, within five Business Days after the occurrence of such breach, such Borrower shall have received from Century/Texas capital contributions in the form of cash or Permitted Cable Systems (whether or not in connection with the issuance by such Borrower to Century/Texas of additional shares of its capital stock) which, if such capital contributions had been received by such Borrower prior to the last day of the Fiscal Period with respect to which such Borrower has breached any such financial covenants, would have resulted in such Borrower's compliance with all such covenants whether or not so breached (deeming, for the purpose of this determination, any such cash capital contributions received from Century/Texas to be an addition to the net income component of EBIDT of such Borrower and its Subsidiaries for such Fiscal Period); provided further, however, that the cure mechanism described in this subclause (c) shall not be available to any Borrower (x) more than three times during the term of this Agreement or (y) to cure the breach of any financial covenant occurring as of the last day of any Fiscal Period if such provision was availed of to cure any such breach of financial covenant occurring as of the last day of the immediately preceding Fiscal Period; or

           (d) Century/Texas or Century/Holding shall fail to perform or observe (i) any term, covenant or agreement contained in Section 1 of the Century/Texas Agreement or Section 1 of the Parent Agreement, respectively, or (ii) any other term, covenant or agreement contained in the Century/Texas Agreement or the Parent Agreement on its respective part to be performed or observed if such failure shall remain unremedied for 30 days after the earlier of (A) written notice thereof shall have been given to the Borrowers by the Agent or any Lender and (B) any Borrower's, or Century/Texas' or Century/Holding's, as applicable, knowledge of such failure; or

           (e) Any Borrower or any of its Subsidiaries shall fail to pay any principal of or premium or interest on any Debt (but excluding Debt evidenced by the Notes) of such Borrower or such Subsidiary (as the case may be), when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Debt, and the aggregate amount of all such Debt with respect to which any such failure shall have occurred and be continuing shall equal or exceed $10,000,000; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such Debt and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such Debt; or any such Debt shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), redeemed, purchased or defeased, or an offer to prepay, redeem, purchase or defease such Debt shall be required to be made, in each case prior to the stated maturity thereof; or

           (f) Any Affiliates of any Borrower (other than a Subsidiary of such Borrower and whether or not acting as debtor-in-possession in a case under the Federal Bankruptcy Code), or any party in interest in a case involving such Affiliate under the Federal Bankruptcy Code, shall assert or claim in connection with any case or proceeding under the Federal Bankruptcy Code or otherwise, or shall assert or claim in writing in any negotiation regarding any Debt or other obligation of any such Affiliate, that the assets and liabilities of such Borrower or any such Subsidiary should be consolidated substantively with the assets and liabilities of any such Affiliate or shall assert or claim that such Borrower is liable for any or all of such Affiliate's liabilities; or

           (g)   Any Borrower or any of its Subsidiaries shall generally  not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against any Borrower or any of its Subsidiaries seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted or consented to by it), either such proceeding shall remain undismissed or unstayed for a period of 60 days, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or for any substantial part of its property) shall occur; or any Borrower or any of its Subsidiaries shall take any corporate action to authorize any of the actions set forth above in this subsection (g); or

           (h) Any material provision of any Loan Document shall for any reason cease to be binding on or enforceable against any Borrower or, in the case of the Parent Agreement, Century/Holding or, in the case of the Century/Texas Agreement, Century/Texas or any Borrower, Century/Holding, Century/Texas or any Subsidiary of any Borrower shall so state in writing; or

           (i) Any "Event of Default" under and as defined in any Unsecured Debt Document shall have occurred and be continuing; or any other event shall have occurred under any Unsecured Debt Document if the effect of such event is to require any or all of the Additional Unsecured Debt of any Borrower to be prepaid (other than by a regularly scheduled or permitted prepayment) prior to the stated maturity thereof; or

           (j) Any judgment or order for the payment of money in excess of $10,000,000 shall be rendered against any Borrower or any of its Subsidiaries and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

           (k) Leonard Tow, who is currently the Chief Executive Officer of Century/Jersey and Century/Texas, or his estate, and/or members of his immediate family (which include without limitation, his grandchildren), and/or trusts wholly for their benefit, shall fail to own in the aggregate, beneficially and of record, stock of Century/Jersey entitled to cast a majority of the votes at a meeting of its shareholders with respect to election of a majority of its directors; or Century/Jersey shall fail to own 100% of the outstanding capital stock of Century/Texas; or Century/Texas shall fail to own 100% of the outstanding capital stock of Century/Holding, Pullman or Kootenai; or Century/Holding shall fail to own 100% of the outstanding capital stock of CCC-I; or

           (l) There shall occur in the reasonable judgment of the Majority Lenders any Material Adverse Change; or

          (m) Any ERISA Event shall have occurred with respect to a Plan and the sum of the Insufficiency of such Plan and the Insufficiency of any and all other Plans with respect to which an ERISA Event shall have occurred and then exist (or, in the case of a Plan with respect to which an ERISA Event described in clause (c) through (g) of the definition of ERISA Event shall have occurred and then exist, the liability related thereto) is equal to or greater than $10,000,000; or

           (n) Any Borrower or any ERISA Affiliate shall have been notified by the sponsor of a Multiemployer Plan that it has incurred Withdrawal Liability to such Multiemployer Plan in an amount which, when aggregated with all other amounts required to be paid to Multiemployer Plans by such Borrower and its ERISA Affiliates as Withdrawal Liability, exceeds $5,000,000 or requires payments exceeding $10,000,000 per annum; or

           (o) Any Borrower or any ERISA Affiliate shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, if as a result of such reorganization or termination the aggregate annual contributions of such Borrower and its ERISA Affiliates to all Multiemployer Plans which are then in reorganization or being terminated have been or will be increased over the amounts contributed to such Multiemployer Plans for the respective plan year of each such Multiemployer Plan immediately preceding the plan year in which the reorganization or termination occurs by an amount exceeding $10,000,000; or

          (p) The grantor of any Franchise of any Borrower or any Subsidiary of any Borrower shall have revoked or terminated such Franchise or given notice of its intent to revoke or terminate such Franchise prior to the scheduled expiration of such Franchise or any Franchise shall expire without renewal, provided, however, that such a revocation, termination or expiration shall not constitute an Event of Default if (i) the revocation, termination or expiration is not reasonably likely, to have a Material Adverse Effect, or
(ii) in the instance of an expiration, an application for renewal or extension has been duly made by the Borrower or the Subsidiary concerned and is being diligently pursued by the Borrower or the concerned Subsidiary and the Borrower or the Subsidiary concerned is not prohibited by a final order of a court of competent jurisdiction from continuing to provide cable service during the pendency of such application and the Franchise has not been granted to another Person, or (iii) in the instance of a revocation or termination, the Borrower or the Subsidiary concerned is not prohibited by final order of a court of competent jurisdiction from continuing to provide cable service, and the Franchise has not been granted to another Person;

then, and in any such event, the Agent (i) shall at the request, or may with the consent, of the Majority Lenders, by notice to the Borrowers, declare the obligation of each Lender to make Advances to be terminated, whereupon the same shall forthwith terminate, and (ii) shall at the request, or may with the consent, of the Majority Lenders, by notice to the Borrowers, declare the Advances, all interest thereon and all other amounts payable under this Agreement and the other Loan Documents to be forthwith due and payable, whereupon the Advances, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by each Borrower; provided, however, in the event of an actual or deemed entry of an order for relief with respect to CCC-I under the Federal Bankruptcy Code, (A) the obligation of each Lender to make Advances to any Borrower shall automatically be terminated and (B) all of the Borrowers' Notes, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by each Borrower; provided further in the event of an actual or deemed entry of an order for relief with respect to Pullman or Kootenai under the Federal Bankruptcy Code, (A) the obligation of each Lender to make Advances to such Borrower shall automatically be terminated and (B) all of such Borrower's Notes and all such interest and all such amounts payable by such Borrower shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by each such Borrower.


                          ARTICLE VII

                       THE LENDER AGENTS

           SECTION 7.01. Authorization and Action. Each Lender hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement and the other Loan Documents as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement or any other Loan Document (including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Majority Lenders, and such instructions shall be binding upon all Lenders; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to any Loan Document or applicable law.

           SECTION 7.02. Lender Agents' Reliance, Etc. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limitation of the generality of the foregoing, each of the Lender Agents: (i) may treat the payee of any Note as the holder thereof until the Agent receives and accepts an Assignment and Acceptance entered into by the Lender which is the payee of such Note, as assignor, and an Eligible Assignee, as assignee, as provided in Section 9.07; (ii) may consult with legal counsel (including counsel for any Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (iii) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations (whether written or oral) made in or in connection with any Loan Document or for any financial projection or other information furnished by any Borrower before or after the execution of this Agreement; (iv) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of any Loan Document on the part of any Borrower or any other Person or to inspect the property (including the books and records) of any Borrower; (v) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, any Loan Document or any other instrument or document furnished pursuant hereto; and (vi) shall incur no liability under or in respect of any Loan Document by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, telegram, cable or telex) believed by it to be genuine and signed or sent by the proper party or parties.

           SECTION 7.03. The Lender Agents and their Affiliates. With respect to its Commitment and the Advances made by it and the Notes issued to it, each of the Lender Agents, in its capacity as a Lender hereunder, shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not a Lender Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include each of the Lender Agents in their respective individual capacities. Each of the Lender Agents and their respective affiliates may accept deposits from, lend money to, act as trustee under indentures of, and generally engage in any kind of business with, any Borrower, any of its Subsidiaries and any Person who may do business with or own securities of any Borrower or any such Subsidiary, all as if such Lender Agent were not a Lender Agent and without any duty to account therefor to the Lenders.

            SECTION 7.04. Lender Credit Decision. (a) Each Lender acknowledges that it has, independently and without reliance upon any Lender Agent or any other Lender and based on the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon any Lender Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

           (b) Without limiting the foregoing, each Lender acknowledges that none of the Lender Agents is responsible for the forecasts and projections received from time to time by such Lender whether or not such forecasts or projections were prepared by any Borrower, any other Loan Party, any of the Lender Agents or any other party or based on information provided by any such party. None of the Lender Agents makes any representation or warranty whatsoever as to the truth, accuracy or content of the information contained therein.

           SECTION 7.05. Indemnification by Lenders. The Lenders agree to indemnify each of the Lender Agents (to the extent not reimbursed by the Borrowers), ratably according to the respective principal amounts of the A Notes then owing to each of them (or if no A Notes are at the time outstanding or if any A Notes are held by persons which are not Lenders ratably according to the respective amounts of their Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against any Lender Agent in any way relating to or arising out of this Agreement or any action taken or omitted by any Lender Agent under this Agreement; provided that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from such Lender Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender agrees to reimburse such Lender Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by such Lender Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement or any other Loan Document, or in connection with any refinancing or restructuring of the credit arrangements provided pursuant to the Loan Documents, including, without limitation, in the nature of a workout or of any insolvency or bankruptcy proceedings to the extent that such Lender Agent is not reimbursed for such expenses by the Borrowers.

           SECTION 7.06. Successor Agent, Etc. (a) The Agent may resign at any time by giving written notice thereof to the Lenders and the Borrowers and may be removed at any time with or without cause by the Majority Lenders. Upon any such resignation or removal, the Majority Lenders shall have the right to appoint a successor Agent so long as all of the long-term public senior debt securities of such successor Agent are rated at least "BBB-" by Standard & Poor's, a division of McGraw-Hill, Inc., or "Baa3" by Moody's Investors Service, Inc. at the time of its acceptance of appointment as successor Agent. If no successor Agent shall have been so appointed by the Majority Lenders, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the Majority Lenders' removal of the retiring Agent, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof, having a combined capital and surplus of at least $50,000,000 and all of whose long-term public senior debt securities are rated at least "BBB- " by Standard & Poor's, a division of McGraw-Hill, Inc., or at least "Baa3" by Moody's Investors Service, Inc. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article VII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

           (b) Any Managing Agent may resign at any time by giving written notice thereof to the other Lender Agents, the Lenders and the Borrowers and may be removed at any time with or without cause by the Majority Lenders.


                          ARTICLE VIII

                            GUARANTY
           SECTION 8.01. Guaranty. (a) Each Borrower hereby jointly and severally unconditionally and irrevocably guarantees (the undertaking by each Borrower contained in this Article VIII being the "Guaranty") the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all Obligations of the other Borrowers now or hereafter existing under this Agreement, whether for principal, interest, fees, expenses or otherwise (such Obligations being the "Guaranteed Obligations"), and agrees to pay any and all expenses (including counsel fees and expenses) incurred by the Agent or the Lenders in enforcing any rights under this Guaranty. Without limiting the generality of the foregoing, each Borrower's liability shall extend to all amounts that constitute part of the Guaranteed Obligations and would be owed by any Borrower to the Agent or the Lenders under this Agreement but for the fact that they are unenforceable or not allowable due to the existence of a bankruptcy, reorganization or similar proceeding involving such Borrower.

           (b) The liability of any Borrower under this Guaranty (the "Guarantor") shall not exceed the greater of (i) the net benefit realized by the Guarantor from the proceeds of the Advances made from time to time by any other Borrower to the Guarantor or any Subsidiary of the Guarantor and
(ii) the greater of (x) 95% of the Adjusted Net Assets of the Guarantor on the date of delivery hereof and (y) 95% of the Adjusted Net Assets of the Guarantor on the date of any payment hereunder. "Adjusted Net Assets" of the Guarantor at any date means the lesser of (x) the amount by which the fair value of the property of the Guarantor exceeds the total amount of liabilities, including, without limitation, contingent liabilities, but excluding liabilities under this Guaranty, of the Guarantor at such date and
(y) the amount by which the present fair salable value of the assets of the Guarantor at such date exceeds the amount that will be required to pay the probable liability of the Guarantor on its debts, excluding debt in respect of this Guaranty, as they become absolute and matured.

           SECTION 8.02. Guaranty Absolute. Each Borrower guarantees that the Guaranteed Obligations will be paid strictly in accordance with the terms of this Agreement, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Agent or the Lenders with respect thereto. The Obligations of each Borrower under this Guaranty are independent of the Guaranteed Obligations or any other Obligations of any other Borrower under this Agreement, and a separate action or actions may be brought and prosecuted against each Borrower to enforce this Guaranty. The liability of each Borrower under this Guaranty shall be irrevocable, absolute and unconditional irrespective of, and each Borrower hereby irrevocably waives any defenses it may now or hereafter have in any way relating to, any or all of the following:

          (a) any lack of validity or enforceability of any Loan Document or any agreement or instrument relating thereto;

           (b) any change in the time, manner or place of payment of, or in any other term of, all or any of the Guaranteed Obligations or any other
Obligations of any other Borrower under the Loan Documents, or any other amendment or waiver of or any consent to departure from any Loan Document, including, without limitation, any increase in the Guaranteed Obligations resulting from the extension of additional credit to any Borrower or any of its Subsidiaries or otherwise;

           (c) any taking, exchange, release or non-perfection of any collateral, or any taking, release or amendment or waiver of or consent to departure from any other guaranty, for all or any of the Guaranteed Obligations;

           (d) any manner of application of collateral, or proceeds thereof, to all or any of the Guaranteed Obligations, or any manner of sale or other disposition of any collateral for all or any of the Guaranteed Obligations or any other Obligations of any other Borrower under the Loan Documents or any other assets of any Borrower or any of its Subsidiaries;

           (e) any change, restructuring or termination of the corporate structure or existence of any Borrower or any of its Subsidiaries;

           (f) any failure of the Agent or any Lender to disclose to any Borrower any information relating to the financial condition, operations, properties or prospects of any other Borrower now or in the future known to the Agent or any Lender (each Borrower waiving any duty on the part of the Agent or any Lender to disclose such information); or

           (g) any other circumstance (including, without limitation, any statute of limitations) or any existence of or reliance on any representation by the Agent or any Lender that might otherwise constitute a defense available to, or a discharge of, any Borrower or any other guarantor or surety.

This Guaranty shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the Guaranteed Obligations is rescinded or must otherwise be returned by the Agent or any Lender upon the insolvency, bankruptcy or reorganization of any Borrower or otherwise, all as though such payment had not been made.

           SECTION 8.03. Waivers and Acknowledgments. (a) Each Borrower hereby irrevocably waives promptness, diligence, notice of acceptance and any other notice with respect to any of the Guaranteed Obligations and this Guaranty and any requirement that the Agent or any Lender protect, secure, perfect or insure any Lien or any property subject thereto or exhaust any right or take any action against any Borrower or any other Person.

          (b) Each Borrower hereby waives any right to revoke this Guaranty, and acknowledges that this Guaranty is continuing in nature and applies to all Guaranteed Obligations, whether existing now or in the future.

           (c) Each Borrower acknowledges that it will receive substantial direct and indirect benefits from the financing arrangements contemplated by this Agreement and that the waivers set forth in this Section 8.03 are knowingly made in contemplation of such benefits.

           SECTION 8.04. Subrogation. Each Borrower will not exercise any rights that it may now or hereafter acquire against the other Borrowers or any other insider guarantor that arise from the existence, payment, performance or enforcement of the Guarantor's Obligations under this Agreement or any other Loan Document, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution or indemnification and any right to participate in any claim or remedy of the Agent or any Lender against any Borrower whether or not such claim, remedy or right arises in equity or under contract, statute or common law, including, without limitation, the right to take or receive from any Borrower or any other insider guarantor, directly or indirectly, in cash or other property or by set-off or in any other manner, payment or security on account of such claim, remedy or right, unless and until all of the Obligations and all other amounts payable under this Guaranty shall have been paid in full in cash and the Commitments shall have expired or terminated. If any amount shall be paid to any Borrower in violation of the preceding sentence at any time prior to the later of the payment in full in cash of the Guaranteed Obligations and all other amounts payable under this Guaranty and the Termination Date, such amount shall be held in trust for the benefit of the Agent and the Lenders and shall forthwith be paid to the Agent to be credited and applied to the Guaranteed Obligations and all other amounts payable under this Guaranty, whether matured or unmatured, in accordance with the terms of Loan Documents, or to be held as collateral for any Guaranteed Obligations or other amounts payable under this Guaranty thereafter arising. If (i) any Borrower shall make payment to the Agent or any Lender of all or any part of the Guaranteed Obligations, (ii) all of the Guaranteed Obligations and all other amounts payable under this Guaranty shall be paid in full in cash and (iii) the Termination Date shall have occurred, the Agent and the Lenders will, at the any Borrower's request and expense, execute and deliver to such Borrower appropriate documents, without recourse and without representation or warranty, necessary to evidence the transfer by subrogation to such Borrower of an interest in the Guaranteed Obligations resulting from such payment by such Borrower.

           SECTION 8.05. Indemnification. Without limitation on any other Obligations of any Borrower or remedies of the Agent or any Lender under this Guaranty, each Borrower shall, to the fullest extent permitted by law, indemnify, defend and save and hold harmless the Agent and each Lender from and against, and shall pay on demand, any and all losses, liabilities, damages, costs, expenses and charges (including the fees and disbursements of the Agent's and Lenders' legal counsel) suffered or incurred by the Agent or such Lender as a result of any failure of any Guaranteed Obligations to be the legal, valid and binding obligations of such Borrower enforceable against such Borrower in accordance with their terms.

           SECTION 8.06. Continuing Guaranty; Assignments Under this. This Guaranty is a continuing guaranty and shall (a) remain in full force and effect until the later of the payment in full in cash of the Guaranteed Obligations and all other amounts payable under this Agreement and the Termination Date, (b) be binding upon each Borrower, its successors and assigns and (c) inure to the benefit of and be enforceable by the Agent and the Lenders and their successors, transferees and assigns. Without limiting the generality of the foregoing clause (c), any Lender may assign or otherwise transfer all or any portion of its rights and obligations under the Loan Documents (including, without limitation, all or any portion of its Commitment, the Advances owing to it and the Note or Notes held by it) to any other Person, and such other Person shall thereupon become vested with all the benefits in respect thereof granted to such Lender herein or otherwise, in each case as and to the extent provided in Section 9.07.


                            ARTICLE IX

                          MISCELLANEOUS

           SECTION 9.01. Amendments, Etc No amendment or waiver of any provision of this Agreement or the A Notes, nor consent to any departure by the Borrowers therefrom, shall in any event be effective unless the same shall be in writing and signed by the Majority Lenders, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following: (a) waive any of the conditions specified in Article III, (b) increase the Commitments of the Lenders or subject the Lenders to any additional obligations, (c) reduce the principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the A Notes, or the number of Lenders, which shall be required for the Lenders or any of them to take any action hereunder, (f) amend the Guaranty (other than as provided in Section 2.18) or the joint and several nature of any other joint and several Obligation of the Borrowers hereunder or (g) amend this Section 9.01; and provided further that no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note. No amendment or waiver of any provision of the B Notes nor consent to any departure by the Borrowers therefrom shall in any event be effective after an Event of Default has occurred and is continuing under 6.01(a) or the Advances have been declared or have become due and payable in accordance with the last paragraph of Section 6.01, unless the Majority Lenders shall otherwise consent in writing.

           SECTION 9.02. Notices, Etc All notices and other communications provided for hereunder shall be in writing (including telecopier, telegraphic, telex or cable communication) and mailed, telecopied, telegraphed, telexed, cabled or delivered, if to any Borrower, at its address at c/o Century Communications Corp., 50 Locust Avenue, New Canaan, Connecticut 06840, Attention: Treasurer; if to any Bank or Managing Agent, at its Domestic Lending Office specified opposite its name on Schedule I hereto; if to any other Lender, at its Domestic Lending Office specified in the Assignment and Acceptance pursuant to which it became a Lender; and if to the Agent, at its address at 399 Park Avenue, New York, New York 10043,
Attention: NAFG Media; or, as to each party, at such other address as shall be designated by such party in a written notice to the other parties. All such notices and communications shall be effective when received by the addressee thereof.

           SECTION 9.03. No Waiver; Remedies. No failure on the part of any Lender or the Agent to exercise, and no delay in exercising, any right hereunder or under any Note shall operate as a waiver thereof; nor shall any single or partial exercise of any such right preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

           SECTION 9.04. Costs, Expenses and Taxes. (a) Each Borrower jointly and severally agrees to pay on demand all reasonable costs and expenses of the Agent and CSI in connection with the syndication of the Commitments under this Agreement and the preparation, execution, delivery, administration (other than routine administrative expenses), modification, waiver and amendment of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under this Agreement. Each Borrower further jointly and severally agrees to pay on demand all costs and expenses, if any (including, without limitation, reasonable counsel fees and expenses) of the Agent and each of the Lenders, in connection with the enforcement (whether through negotiations, legal proceedings or otherwise and whether or not resulting in a settlement of any claim, proceeding or case) of, or legal advice in respect of rights and responsibilities under, this Agreement, the Notes and the other documents to be delivered hereunder or in connection with the refinancing or restructuring of the credit arrangements provided pursuant to the Loan Documents, including, without limitation, in the nature of a workout or insolvency or bankruptcy proceedings, including, without limitation, reasonable counsel fees and expenses in connection with the enforcement of rights under this
Section 9.04(a).

          (b) If any payment of principal of, or Conversion of, any Adjusted CD Rate Advance or Eurodollar Rate Advance is made by any Borrower to or for the account of a Lender other than on the last day of the Interest Period for such A Advance, as a result of a payment or Conversion pursuant to Section 2.08(f) or 2.12, acceleration of the maturity of the Notes pursuant to
Section 6.01 or for any other reason, such Borrower shall, upon demand by such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender any amounts required to compensate such Lender for any additional losses, costs or expenses which it may reasonably incur as a result of such payment or Conversion, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by any Lender to fund or maintain such A Advance. A certificate as to such amounts, submitted to such Borrower and the Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error.

           SECTION 9.05. Right of Set-off. Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Agent to declare the Notes due and payable pursuant to the provisions of
Section 6.01, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of the Borrowers against any and all of the Obligations of the Borrowers now or hereafter existing under this Agreement and any Note held by such Lender, whether or not such Lender shall have made any demand under this Agreement or such Note and although such obligations may be unmatured. Each Lender agrees promptly to notify the Borrowers after any such set-off and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender under this Section 9.05 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which such Lender may have.

           SECTION 9.06. Binding Effect. This Agreement shall become effective when (a) it shall have been executed by the Borrowers and the Agent and when the Agent shall have been notified by each Managing Agent and each Lender that such Managing Agent and Lender has executed it and (b) when the commitments of the lenders party to the Existing CCC-I Credit Agreement shall have been terminated in whole pursuant to the terms thereof and the Borrowers shall have delivered to the Agent copies of irrevocable notices effecting such termination pursuant to Section 2.05 thereof, and all amounts then due and payable by CCC-I under the Existing CCC-I Credit Agreement shall have been paid in full, and thereafter this Agreement shall be binding upon and inure to the benefit of the Borrowers, each Lender Agent and each Lender and their respective successors and assigns, except that the Borrowers shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of the Lenders.

           SECTION 9.07. Assignments and Participations. (a) Each Lender may and, if demanded by the Borrowers (following a demand by the Lender pursuant to Section 2.11(a) and 2.11(b)) upon at least 5 Business Days' notice to such Lender and the Agent, shall assign to one or more banks or other entities all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the A Note or A Notes held by it); provided, however, (i) each such assignment shall be of a constant, and not a varying, percentage of all rights and obligations under this Agreement other than any B Advance or B Note, (ii) except in the case of assignments to Affiliates or other Lenders, the amount of the Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $5,000,000 and shall be an integral multiple of $1,000,000, (iii) each such assignment shall be to an Eligible Assignee, (iv) each such assignment made as a result of a demand by the Borrowers shall be arranged by the Borrowers after consultation with the Agent and shall be either an assignment of all of the rights and obligations of the assigning Lender under this Agreement or an assignment of a portion of such rights and obligations made concurrently with another such assignment or other such assignments that together cover all of the rights and obligations of the assigning Lender under this Agreement, (v) no Lender shall be obligated to make any such assignment as a result of a demand by the Borrowers unless and until such Lender shall have received one or more payments from either the Borrowers or one or more Eligible Assignees in an aggregate amount at least equal to the aggregate outstanding principal amount of the Advances owing to such Lender, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Lender under this Agreement and (vi) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with any A Note or A Notes subject to such assignment and a processing and recordation fee of $2,500. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least 5 days after the execution and delivery thereof to the Agent, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and (y) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

           (b) By executing and delivering an Assignment and Acceptance, the Lender assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with any Loan Document or the execution, legality, validity, enforceability, genuineness, sufficiency or value of any Loan Document or any other instrument or document furnished pursuant to any Loan Document; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrowers or the performance or observance by the Borrowers of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in
Section 4.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon any Lender Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under any Loan Document; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes each Lender Agent to take such action as agent on its behalf and to exercise such powers under any Loan Document as are delegated to such Lender Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and
(vii) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of any Loan Document are required to be performed by it as a Lender.

          (c)  The Agent shall maintain at its address referred to in Section
9.02 a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the A Advances owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrowers, the Lender Agents and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers or any Lender at any reasonable time and from time to time upon reasonable prior notice.

           (d) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee representing that it is an Eligible Assignee, together with any A Note or A Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and
(iii) give prompt notice thereof to the Borrowers. Within five Business Days after its receipt of such notice, the Borrowers, at their own expense, shall execute and deliver to the Agent in exchange for the surrendered A Note or A Notes a new A Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained a Commitment hereunder, a new A
Note to the order of the assigning Lender in an amount equal to the Commitment retained by it hereunder. Such new A Note or A Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered A Note or A Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A-1 hereto.

           (e) Each Lender may assign to one or more banks or other entities any B Note or B Notes held by it.

           (f) Each Lender may sell participations to one or more banks or other entities in or to all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Advances owing to it); provided, however, (i) such Lender's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers hereunder and the Advances owing to it and the Note or Notes held by it) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and (iv) no participant under any such participation shall have any right to approve any amendment or waiver of any provision of any Loan Document, or any consent to any departure by any Loan Party therefrom, except to the extent that such amendment, waiver or consent would reduce the principal of, or interest on, the Advances or any fees or other amounts payable hereunder, in each case to the extent subject to such participation, or postpone any date fixed for any payment of principal of, or interest on, the Advances or any fees or other amounts payable hereunder, in each case to the extent subject to such participation.

           (g) Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this
Section 9.07, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrowers furnished to such Lender by or on behalf of the Borrowers; provided that, prior to any such disclosure, the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any confidential information relating to the Borrowers received by it from such Lender.

           (h) Notwithstanding any other provision set forth in this Agreement, any Lender may at any time create a security interest in all or any portion of its rights under this Agreement (including, without limitation, the Advances owing to it and the Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System.

           SECTION 9.08. Indemnification by the Borrowers. The Borrowers agree, jointly and severally, to indemnify and hold harmless each Lender Agent, each Lender and CSI and each of their respective Affiliates, and each of their respective officers, directors, employees, agents, advisors, representatives, and controlling persons (each, an "Indemnified Party") from and against any and all claims, damages, liabilities, obligations, losses, penalties, actions, judgments, suits, costs, expenses and disbursements (including, without limitation, fees and disbursements of counsel and reasonable allocated costs of in-house counsel) of any kind or nature whatsoever which may be imposed on, incurred by or asserted against any Indemnified Party in connection with or arising out of, or in connection with the preparation of a defense of, (a) any investigation, litigation, or proceeding related to any acquisition or proposed acquisition by any Borrower, or by any Subsidiary or Affiliate of any Borrower, of all or any portion of the stock or substantially all the assets of any Person or (b) any other investigation, litigation or proceeding involving any Borrower or any of its Affiliates, in each case whether or not such investigation, litigation or proceeding is brought by any Borrower or any of its Affiliates or any of their directors, shareholders or creditors or an Indemnified Party is otherwise a party thereto, except to the extent that such claim, damage, liability, obligation, loss, penalty, action, judgment, suit, cost, expense or disbursement is found in a final judgment by a court of competent jurisdiction to have resulted from (i) the gross negligence or willful misconduct of such Indemnified Party or such Indemnified Party's Affiliates, or (ii) if such Indemnified Party is a Lender Agent, a Lender, CSI or any of their respective Affiliates, the gross negligence or willful misconduct of such Indemnified Party's officers, directors, employees, agents, advisors, representatives and controlling persons or (iii) if such Indemnified Party is an officer, director, employee, agent, advisor, representative or controlling person of another Indemnified Party, the gross negligence or willful misconduct of such other Indemnified Party.

          SECTION 9.09. Confidentiality. In connection with the negotiation and administration of this Agreement and the other Loan Documents, the Borrowers have furnished and will from time to time furnish to the Agent and the Lenders (each, a "Recipient") written information which is identified to the Recipient in writing when delivered as confidential (such information, other than any such information which (a) was publicly available, or otherwise known to the Recipient, at the time of disclosure, (b) subsequently becomes publicly available other than through any act or omission by the Recipient or (c) otherwise subsequently becomes known to the Recipient other than through a Person whom the Recipient knows to be acting in violation of his or its obligations to the Borrowers, being hereinafter referred to as "Confidential Information"). The Recipient will treat confidentially any Confidential Information in accordance with such procedures as the Recipient applies generally to information of that nature. It is understood, however, that the foregoing will not restrict the Recipient's ability to freely exchange such Confidential Information with (x) directors, employees, auditors, accountants or counsel of such Recipient or its Affiliates and (y) current or prospective assignees of and participants in the Recipient's position herein, but in the case of prospective assignees of and participants in the Recipient's position herein, the Recipient's ability to so exchange Confidential Information shall be conditioned upon any such prospective assignee's or participant's entering into an understanding as to confidentiality similar to this provision. It is further understood that the foregoing will not prohibit the disclosure of any or all Confidential Information if and to the extent that such disclosure may be required (i) by a regulatory agency or otherwise in connection with an examination of the Recipient's records by appropriate authorities, (ii) pursuant to court order, subpoena or other legal process or in connection with any pending or threatened litigation, (iii) pursuant to any order, regulation or ruling applicable to such Recipient or at the express direction of any other authorized governmental agency, (iv) as may be required or appropriate in any report, statement or testimony submitted to any municipal, state or Federal regulatory body having or claiming to have jurisdiction over such Recipient or to the Federal Reserve Board or the FDIC or similar organizations (whether in the United States or elsewhere) or their successors, (v) otherwise as required by law, or (vi) in order to protect its interests or its rights or remedies hereunder or under the other Loan Documents; in the event of any required disclosure under clause (ii), (iii), (iv) or (v) above, the Recipient agrees to use reasonable efforts to inform the Borrowers as promptly as practicable.

           SECTION 9.10. Governing Law. This Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York.

           SECTION 9.11. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

           SECTION 9.12. WAIVER OF JURY TRIAL. EACH OF THE BORROWERS, THE LENDER AGENTS AND THE LENDERS HEREBY IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT.

           SECTION 9.13. Submission to Jurisdiction; Waivers. The Borrowers hereby irrevocably and unconditionally:

           (a) submit for themselves and their property in any legal action or proceeding relating to this Agreement and the other Loan Documents to which they are a party, or for recognition and enforcement of any judgment in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of New York, the courts of the United States of America for the Southern District of New York, and appellate courts from any thereof;

           (b) consent that any such action or proceeding may be brought in such courts and waive any objection that they may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agree not to plead or claim the same;

          (c) agree that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail return receipt requested (or any substantially similar form of mail), postage prepaid, to the Borrowers at the address set forth in subsection 9.02 or at such other address of which the Agent shall have been notified pursuant thereto with a copy to Leavy Rosensweig & Hyman, 11 East 44th Street, New York, New York 10017, Attention David Z. Rosensweig, Esq.; and

           (d) agree that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction.

           SECTION 9.14. Acknowledgments. The Borrowers hereby acknowledge that:

           (a) they have been advised by counsel in the negotiation, execution and delivery of this Agreement and the Notes and the other Loan Documents;

           (b) none of the Lender Agents or the Lenders has any fiduciary relationship to the Borrowers, and the relationship between the Lender Agents and the Lenders, on one hand, and the Borrowers, on the other hand, is solely that of debtor and creditor; and

          (c)  no joint venture exists among the Borrowers and the Lenders.

           SECTION 9.15. Joint and Several Liability; Contribution. Unless and except to the extent otherwise expressly stated herein, the liability and Obligations of the Borrowers hereunder shall be joint and several. In order to provide for fair and equitable contribution among the Borrowers, the Borrowers agree, between and among themselves, that on the date following the day on which the aggregate outstanding principal amount of all Advances shall have been reduced to zero, (a) the Borrowers shall make a computation of payments made and proceeds of Advances received by each Borrower hereunder and the payments that each Borrower would have made and proceeds of Advances received hereunder had such Borrower been the only Borrower hereunder, taking into account (among other amounts) all fees, costs and expenses and (b) the appropriate Borrower shall make a payment to the other Borrowers in such amount as to cause each Borrower to incur obligations and to receive benefits hereunder which are reasonable and fair in light of the amount of proceeds of Advances received by such Borrower and payments made by such Borrower with respect thereto.

           IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                        BORROWERS

                                        CCC-I, INC.


                                   By
                                     Title:


                                      PULLMAN TV CABLE CO., INC.


                                   By
                                      Title:


                                      KOOTENAI CABLE, INC.


                                   By
                                      Title:



                                      AGENT

                                      CITIBANK, N.A.,
                                        as Agent


                                   By
                                      Title:



                                      MANAGING AGENTS

                                      BANK OF AMERICA NATIONAL TRUST
                                      & SAVINGS ASSOCIATION,
                                        as Managing Agent


                                   By
                                      Title:


                                      CHEMICAL BANK,
                                        as Managing Agent


                                   By
                                      Title:


                                      CIBC INC.,
                                        as Managing Agent


                                   By
                                      Title:


                                      LTCB TRUST COMPANY,
                                        as Managing Agent



                                   By
                                      Title:


                                      SOCIETE GENERALE,
                                        as Managing Agent


                                   By
                                      Title:



                                      THE SUMITOMO BANK, LIMITED -
                                          CHICAGO BRANCH,
                                        as Managing Agent


                                   By
                                      Title:



                                      THE TORONTO-DOMINION BANK,
                                        as Managing Agent


                                   By
                                      Title:


                                      BANKS
Commitment

$50,000,000                        CITIBANK, N.A.


                                   By
                                      Title:


$38,000,000                        BANK OF AMERICA NATIONAL TRUST
                                      & SAVINGS ASSOCIATION


                                   By
                                      Title:


$38,000,000                        CHEMICAL BANK


                                   By
                                      Title:


$38,000,000                        CIBC INC.


                                   By
                                      Title:


$38,000,000                        LTCB TRUST COMPANY


                                      By__________________________________
                                      Title:


$38,000,000                        SOCIETE GENERALE


                                   By
                                      Title:


$38,000,000                        THE SUMITOMO BANK, LIMITED -
                                          CHICAGO BRANCH


                                   By
                                      Title:


$38,000,000                        THE TORONTO-DOMINION BANK


                                   By
                                      Title:


$33,000,000                        BANK OF BOSTON


                                   By
                                      Title:


$33,000,000                        CREDIT LYONNAIS CAYMAN
                                      ISLANDS BRANCH


                                   By
                                      Authorized Signature


$33,000,000                        THE NIPPON CREDIT BANK, LTD.


                                   By
                                      Title:


$20,000,000                        MITSUBISHI BANK


                                   By
                                      Title:


$20,000,000                        BANK OF TOKYO TRUST


                                   By
                                      Title:


$15,000,000                        CORESTATES BANK, N.A.


                                   By
                                      Title:


$15,000,000                        THE DAIWA BANK LIMITED


                                   By
                                      Title:


                                   By
                                      Title:


$15,000,000                        THE DAI-ICHI KANGYO BANK, LTD.,
                                      NEW YORK BRANCH


                                   By
                                      Title:


$15,000,000                        THE SUMITOMO TRUST & BANKING
                                      CO. LTD.


                                   By
                                      Title:


$10,000,000                        BANK OF HAWAII


                                   By
                                      Title:




                         EXHIBIT 10(hh)

                        TERMS AGREEMENT



                                        February 27, 1995



CENTURY COMMUNICATIONS CORP.
50 Locust Avenue
New Canaan, Connecticut  06840

Attention:  Senior Vice President & Treasurer

Dear Sirs:

           We  (the  "Underwriter")  understand that  Century  Communications

Corp.,  a New Jersey corporation (the "Company"), proposes to issue and  sell

$250,000,000   aggregate  principal  amount  of  its  debt  securities   (the

"Securities") pursuant to its Registration Statements on Form S-3  (Nos.  33-

47386 and 33-50779).  Subject to the terms and conditions set forth herein or incorporated  by  reference herein, the Underwriter offers  to  purchase  the

Securities  at  98.107% of the principal amount thereof.   The  Closing  Date

shall  be  March 6, 1995, at 10:00 A.M. at the offices of Simpson  Thacher  &

Bartlett, 425 Lexington Avenue, New York, New York 10017.

          The Underwritten Securities shall have the following terms:

          Title:  9 1/2% Senior Notes Due 2005.

          Principal Amount to be Issued:  $250,000,000.

          Date of Maturity:  March 1, 2005.

          Interest Rate:  9 1/2%.

           Interest  Payment Dates:   March 1 and September 1 of  each  year,
commencing September 1, 1995

          Redemption provisions:

          The Company may not redeem the Securities prior to maturity.

          Additional Terms:

          The Supplemental Indenture relating to the Securities shall contain
the   same   covenants  as  are  contained  in  the  Indenture  relating   to
Company's Senior Discount Notes Due 2003.

          Current Ratings on Company's other Senior Public Debt:

               BB- (Standard & Poor's)
               Ba3 (Moody's)

           All  the  provisions contained in the document  entitled  "Century

Communications  Corp.  --  Debt  Securities -- Underwriting  Agreement  Basic

Provisions" and dated March 8, 1990 (the "Basic Provisions"), a copy of which you  have previously received, are herein incorporated by reference in  their entirety and shall be deemed to be a part of this Terms Agreement to the same

extent  as if the Basic Provisions had been set forth in full herein.   Terms

defined in the Basic Provisions are used herein as therein defined.

           In  addition to the Basic Provisions, the Company agrees that  the

Underwriter may terminate its obligations under this Terms Agreement, in  its absolute  discretion, by notice given to and received by the  Company  on  or prior  to  the date for delivery and payment of the Securities, if  prior  to that  time  there  shall  have occurred any material adverse  change  in  the existing financial, political or economic conditions in the United States  or elsewhere  that  makes  it impractical or inadvisable  to  proceed  with  the completion of the sale of, and payment for, the Securities.

           The  Underwriter confirms that the statements with respect to  the public  offering of the Securities set forth on the cover page of, and  under the  caption  "Underwriting" in, the Prospectus Supplement  are  correct  and constitute the only information furnished in writing to the Company by or  on behalf  of  the  Underwriter specifically for inclusion in  the  Registration

Statement, the Prospectus Supplement or the Prospectus.

          Any notice by the Company to the Underwriter pursuant to this Terms

Agreement shall be in writing and shall be deemed to have been duly given  if mailed or transmitted by any standard form of telecommunication addressed to:

Merrill  Lynch  &  Co., Merrill Lynch, Pierce, Fenner &  Smith  Incorporated,

World  Financial Center, North Tower, 250 Vesey Street, New  York,  New  York

10281 Attn:  Marisa D. Drew fax:  (212) 449-7750.



           Please accept this offer by signing a copy of this Terms Agreement in the space set forth below and returning the signed copy to us.

                              Very truly yours,

                              MERRILL LYNCH, PIERCE, FENNER &
                                    SMITH INCORPORATED



                              By_____________________________
                                Authorized Representative

Accepted:

CENTURY COMMUNICATIONS CORP.


By________________________
  Title:



EXHIBIT 11

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

EXHIBIT TO FORM 10-K ANNUAL REPORT

For the Three Years Ended May 31, 1995

COMPUTATION OF LOSS PER COMMON SHARE

                                                      1995           1994           1993
                                                    (In thousands, except per share data)
Primary and fully diluted:
Loss                                              $  (82,625)    $  (41,927)    $  (37,791)
Dividend requirement on subsidiary convertible
redeemable preferred stock                             4,419          5,838          5,883
Loss applicable to common shares                  $  (87,044)    $  (47,765)    $  (43,674)

Average number of common shares and common
share equivalents outstanding:
   Average number of common shares
   outstanding during the year (B)                    86,277         89,381         88,652
   Add common share equivalents - Options
   to purchase common stock - net (B)                    607            832            575
Average number of common shares and common
shares equivalents outstanding (B)                    86,884 (A)     90,213 (A)     89,227 (A)
Loss per common share (B)                         $   (1.00) (A) $    (.53) (A) $    (.49) (A)


(A)In accordance with Accounting Principles Board Opinion No. 15, the inclusion of common share equivalents in the computation of earnings per share need not be considered if the reduction in earnings per share is less than 3% or the effect is antidilutive.  Therefore, loss per common share and common share equivalent as shown on the Consolidated
   Statements of Operations for the three years ended May 31, 1995 do not include common share equivalents as their effect is antidilutive.

(B)All share and per share amounts have been adjusted for the three 5% stock distributions issued on  November 30, 1992, August 6, 1993 and July 2, 1993 and the three 3% stock dividends issued on July 3, 1992, March 22, 1993 and October 28, 1993.


                                 EXHIBIT 21

                        CENTURY COMMUNICATIONS CORP.
                          A NEW JERSEY CORPORATION
                                SUBSIDIARIES


                                                State of
Name of Corporation                             Organization

Century Communications Corp.                    Texas
Badger Holding Corp.                            Delaware
Century Cable Management Corp.                  Connecticut
Century Norwich Corp.                           Connecticut
FAE Cable Management Corp.                      Delaware
Century Australia Communications Corp.          Nevada
Century Oregon Cable Corp.                      Delaware
Century Cable Holding Corp.                     New York
Century Radio Corp.                             Delaware
Century Microwave Corp.                         Delaware
Century Investment Holding Corp.                Delaware
S/T Cable Corp.                                 Delaware
Century Southwest Cable Television, Inc.        Delaware
Century Washington Cable Television Inc.        Delaware
Century Ohio Cable Television Corp.             Delaware
Century Wyoming Cable Television Corp.          Delaware
Century Cable of Southern California            California
Century Cable of Northern California            California
Century Indiana Corp.                           Wyoming
Valley Video Inc.                               New York
Century Virginia Corp.                          Delaware
Century Huntington Company                      Delaware
Century Trinidad Cable Television Corp.         Delaware
Century Kansas Cable Television Corp.           Delaware
Rentavision of Brunswick Inc.                   Georgia
Paragon Cable Television, Inc.                  Wisconsin
Paragon Cablevision Construction Corp.          Wisconsin
Paragon Cablevision Management Corp.            Wisconsin
Century New Mexico Cable Television Corp.       Delaware
Century Investors, Inc.                         Delaware
Century Pacific Cable TV Inc.                   Delaware
Century Mendocino Cable Television Inc.         Delaware
Century Berkshire Cable Corp.                   Delaware
                                                State of
Name of Corporation                             Organization

Century Mississippi Corp.                       Delaware
Century Mountain Corp.                          Delaware
Century Cullman Corp.                           Delaware
Century Alabama Corp.                           Delaware
Century Enterprise Cable Corp.                  Delaware
Century Shenango Cable Television, Inc.         Delaware
Century Lykens Cable Corp.                      Delaware
Century Carolina Corp.                          Delaware
Wilderness Cable Company                        West Virginia
Owensboro on the Air, Inc.                      Kentucky
Cowlitz Cablevision Inc.                        Washington
Sentinel Communications of Muncie, Indiana, Inc.  Indiana
Huntington CATV, Inc.                           Indiana
Century Warrick Cable Corp.                     Delaware
Grafton Cable Company                           W. Virginia
Star Cable Inc.                                 W. Virginia
Imperial Valley Cablevision, Inc.               Texas
Yuma Cablevision, Inc.                          Texas
Mickelson Media, Inc.                           Minnesota
Warrick Cablevision Inc.                        Indiana
Mickelson Media of Florida, Inc.                Florida
E.& E. Cable Service, Inc.                      W. Virginia
Westover T.V. Cable Co., Incorporated           W. Virginia
Enchanted Cable Corporation                     New Mexico
Century Realty Corp.                            Delaware
CCC-I, Inc.                                     Delaware
CCC-II, Inc.                                    Delaware
Star Cablevision, Inc.                          Georgia
Century Federal, Inc.                           California
Century Cellular Holding Corp.                  New York
CT Investment Corp.                             Delaware
Century Programming Ventures Corp.              Nevada
Centennial Cellular Corp.1                      Delaware
Century Roanoke Cellular Corp.2                 Delaware
Century Roanoke Cellular Corp.2                 Virginia
Century Elkhart Cellular Corp.2                 Delaware
Century Michiana Cellular Corp.2                Delaware
                                                  State of
Name of Corporation                             Organization

Centennial Cellular Corp.1                      Delaware
Century Roanoke Cellular Corp.2                 Delaware
Century Roanoke Cellular Corp.2                 Virginia
Century Elkhart Cellular Corp.2                 Delaware
Century Michiana Cellular Corp.2                Delaware
Century South Bend Cellular Corp.2              Delaware
Century Charlottesville Cellular Corp.2         Virginia
Century Charlottesville Cellular Corp.2         Delaware
Century Lynchburg Cellular Corp.2               Delaware
Century Lynchburg Cellular Corp.2               Virginia
Century Rural Cellular Corp.2                   Delaware
Century Montgomery Cellular Corp.2              Delaware
Century Beaumont Cellular Corp.2                Delaware
Century Yuma Cellular Corp.2                    Delaware
Century Cellular Realty Corp.2                  Delaware
Century Yuma Paging Corp.2                      Delaware
El Centro Cellular Corporation2                 Delaware
Century Indiana Cellular Corp.2                 Delaware
Centennial Cellular Telephone
   Company of Coconino2                         Delaware
Centennial Cellular Telephone
   Company of Del Norte2                        Delaware
Centennial Cellular Telephone
   Company of Modoc2                            Delaware
Centennial Cellular Telephone
   Company of Lawrence2                         Delaware
Centennial Cellular Telephone Company
  of Sacramento Valley2                         Delaware
Centennial Cellular Telephone Company
  of San Francisco2                             Delaware
Michiana Metronet, Inc.2, 3                     Indiana
South Bend Metronet, Inc.2                      Indiana
Elkhart Metronet, Inc.2                         Indiana
Bauce Communications, Inc.2                     Oregon
Hendrix Electronics, Inc.2                      California
Century El Centro Cellular Corp.2               California
Bauce Communications of Beaumont, Inc.2         Oregon
Hendrix Radio Communications, Inc.2             California
Century Michigan Cellular Corp.2                Delaware
Centennial Microwave Corp.2                     Delaware
Centennial Jackson Cellular Corp.2              Delaware
                                                  State of
Name of Corporation                             Organization

Centennial Randolph Cellular Corp.2             Delaware
Centennial Beauregard Cellular Corp2            Delaware
Centennial Clay Cellular Corp.2                 Delaware
Alexandria Cellular License Corp.3              Delaware
Alexandria Cellular Corp.3                      Delaware
Centennial Ashe Cellular Corp.                  Delaware
Centennial Caldwell Cellular Corp.              Delaware
Centennial Louisiana Holding Corp.              Delaware
Centennial DeSoto Cellular Corp.                Delaware
Centennial Claiborne Cellular Corp.             Delaware
Iberia Cellular Telephone Company, Inc.         Washington
Centennial Morehouse Cellular Corp.             Delaware
Centennial Hammond Cellular Corp.               Delaware
Centennial Lake Charles Cellular Corp.          Delaware
Centennial Asia Pacific Cellular Holding Corp.2 Nevada
Mega Comm, Inc.2                                Delaware
Centennial Clinton Cellular Corp.2              Delaware
Lambda Communications, Inc.                     Puerto Rico
Century Telecommunications Venture Corp.        Delaware
Century International Holding Corp.             Nevada
Century Western Cable Corp.                     Nevada
Century Granite Cable Television Corp.          Delaware
Centennial Michigan RSA 6 Cellular Corp.2       Delaware
Centennial Michigan RSA 7 Cellular Corp.2       Delaware
Pullman TV Cable Co., Inc.                      Washington
Century Colorado Springs Corp.                  Delaware
Century Shasta Cable Television Corp.           Delaware
Century Southwest Colorado Cable Television Corp. Delaware
Century Island Associates, Inc.                 Delaware
CDA Cable, Inc.                                 Idaho
Southwest Colorado Cable, Inc.                  Delaware
Century Island Cable Television Corp.           Delaware
Kootenai Cable, Inc.                            Delaware
Centennial Virginia RSA 2 Cellular Corp.2       Virginia
Century Valley Cable Corp.                      Delaware
Century Bay Area Cable Corp.                    Delaware
Century Advertising,Inc.                        Delaware
Century Programming, Inc.                       Delaware
Century Alabama Holding Corp.                   Delaware
Century International Investment Corp.          Nevada
Centennial Puerto Rico Wireless Corporation     Delaware
Lambda PCS Corp.                                Nevada

                                                  State of
Name of Corporation                             Organization


Joint Venture or Partnership4                   Organization

Century Venture Corporation5                    Delaware
Century-ML Cable Venture5
Century-ML Cable Corporation5                   Delaware
Charlottesville Cellular Partnership6
Franem Cable Company7
Citizens Century Cable Television Venture8
Century Colorado Springs Partnership            Delaware
Centennial Cellular Tri-State Operating Partnership    New York
____________

1. Class A Common shares publicly held: 81.2% of Class B Common shares owned by Century Cellular Holding Corp., 18.8% of Class B shares owned by Citizens Utilities Company. Class B Common shares have fifteen votes. Class A Common shares have one vote.

2.    Owned 100% by Centennial Cellular Corp.

3.    Minority interest held by third parties.

4. Excludes minority interests in cellular partnerships or settlement agreements.

5.    Part of a joint venture owned 50% by Century Communications Corp.

6.    Owned 72.22% by Century Charlottesville Cellular Corp.

7. Owned 50% by Century Cable of Northern California and 50% by Century Cable of Southern California.

8. Owned 50% by Century Telecommunications Venture Corp. and 50% by Citizens Cable Company.
______________
The address of each of the above entities is 50 Locust Avenue, New Canaan, CT 06840.


                                EXHIBIT 23.1

                        INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-50779 of Century Communications Corp. on Form S-3 of our report dated August
18,   1995,  appearing  in  the  Annual  Report  on  Form  10-K  of   Century
Communications Corp. for the year ended May 31, 1995, and to the reference to us under the heading "Experts" in the Prospectus, which is part of the Registration Statement.





Deloitte & Touche LLP

Stamford, Connecticut
August 28, 1995