Form 10-Q
period 1995-08-31
CENTURY COMMUNICATIONS CORP
filed 1995-10-13
CIK 785080

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

                                   [X]
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                   For the quarterly period ended August 31, 1995
                                   OR
                                  [   ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from        to
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

Class A Common - 28,253,151 outstanding shares as of October 11, 1995 Class B Common - 45,406,115 outstanding shares as of October 11, 1995


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                                            August 31,     May 31,
                                                               1995          1995

ASSETS

Current assets:
   Cash and short-term investments                         $   168,024  $   228,764

   Accounts receivable, less allowance for doubtful
      accounts of $2,274 and $2,144, respectively               37,659       24,516

   Prepaid expenses and other current assets                     5,865        4,919

      Total current assets                                     211,548      258,199

Property, plant and equipment - net                            500,056      508,043

Investment in marketable equity securities                      48,447       46,671

Equity investments in cable television and cellular
   telephone systems - net                                     125,675      220,563

Debt issuance costs, less accumulated amortization
   of $7,654 and $7,695, respectively                           32,451       31,020

Cable television franchises, less accumulated
   amortization of $239,160 and $236,409. respectively         363,919      246,455

Wireless telephone licenses, less accumulated
   amortization of $133,782 and $146,305, respectively         386,255      394,184

Excess of purchase price over value of net
   assets acquired, less accumulated amortization
   of $45,784 and $46,629, respectively                        269,404      277,616

Other assets                                                    21,459       21,666

                                                           $ 1,959,214  $ 2,004,417

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(Amounts in thousands, except share data)

                                                                August 31,          May 31,
                                                                   1995              1995

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

    Current maturities of long-term debt                      $         50      $      7,450
    Accounts payable                                                29,473            68,937
    Accrued interest payable                                        36,588            29,068
    Other accrued expenses                                          36,038            42,668
    Customers' deposits and prepayments                             12,648            13,203
        Total current liabilities                                  114,797           161,326

Long-term debt                                                   1,751,080         1,741,143

Deferred income taxes                                              117,931           126,235

Minority interest in subsidiaries                                  173,786           157,625

Preferred stock, par value $.01 per share
    authorized 100,000,000 shares, none issued                           -                 -

Subsidiary convertible redeemable preferred stock (at
    aggregate liquidation value), par value $.01 per share,
    authorized, issued and outstanding 102,187 shares
    (redemption value of $1,823.00 per share)                      172,900           169,733

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
        Class A, authorized 400,000,000 shares,
           issued and outstanding 59,568,977 and
           59,484,685 shares, respectively                             596               595
        Class B, authorized 300,000,000 shares, issued
           and outstanding 45,406,115 shares                           454               454
    Additional paid-in capital                                     176,050           175,545
    Unrealized appreciation of marketable securities                16,192            14,416
    Accumulated deficit                                           (426,968)         (405,051)
                                                                  (233,676)         (214,041)

    Less:  Cost of 31,337,530 Class A common shares
            in treasury                                           (137,604)         (137,604)

        Total common stockholders' deficiency                     (371,280)         (351,645)

                                                              $  1,959,214      $  2,004,417




See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)



                                                   Three Months Ended
                                               August 31,       August 31,
                                                  1995             1994
Revenues:
    Cable service income                    $      89,705    $      79,879
    Cellular service income                        26,922           17,542
                                                  116,627           97,421

Costs and expenses:
    Cost of services - Cable                       19,971           19,675
    Cost of services - Cellular                     5,713            4,650
    Selling, general and administrative            29,429           23,694
    Depreciation and amortization                  47,725           39,096
                                                  102,838           87,115

Operating income                                   13,789           10,306

Gain on sale of assets                              4,176                -
Interest                                           45,782           32,321
Other expense                                       2,100                -

    Loss before income tax (benefit) and
        minority interest                         (29,917)         (22,015)
Income tax (benefit)                               (4,806)          (1,685)

    Loss before minority interest                 (25,111)         (20,330)

Minority interest in loss of
    subsidiaries                                    3,194            5,373

        Net loss                            $     (21,917)   $     (14,957)

Dividend requirement on subsidiary convertible
    redeemable preferred stock              $       1,035    $       1,277

Loss applicable to common shares            $     (22,952)   $     (16,234)

Loss per common share                       $       (.31)    $       (.18)

Weighted average number of common shares
    outstanding during the period              73,583,000       89,546,000

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
(Amounts in thousands, except share data)

                                               Common Stock               AdditionalUnrealized
                                       Class A                Class B     Paid-In   Gain on Equi(Accumulate Treasury
                              Shares     Dollars     Shares      Dollars  Capital   Securities  Deficit)     Stock         Total
Balance at June 1, 1994     34,687,013 $   347     66,177,130  $   662  $ 105,301 $         - $ (322,426)$   (27,512) $   (243,628)

Shares issued in connection
   with employee
   incentive plans             445,025       4                              1,219                                  -         1,223

Class A shares purchased
   by the Company                                                                                           (110,092)     (110,092)

Unrealized appreciation of
   marketable securities                                                               14,416                               14,416

Class A shares issued in
   conjunction with
   acquisitions              3,581,632      36                             43,839                                           43,875

Class B shares converted
   to Class A shares        20,771,015     208    (20,771,015)    (208)                                                          -

Net Paid in Capital
  contributed by minority
  interests                                                                29,263                                           29,263

Accretion in liquidation
  value of subsidiary                                                      (4,419)                                          (4,419)
  preferred stock

Vesting of subsidary
  stock options                                                               342                                              342

Net loss                                                                                         (82,625)                  (82,625)

Balance at May 31, 1995     59,484,685     595     45,406,115      454    175,545      14,416   (405,051)   (137,604)     (351,645)

Shares issued in
   connection with employee
   incentive plans              84,292       1                                299                                              300

Accretion in liquidation
   value of subsidiary
   preferred stock                                                         (1,035)                                          (1,035)

Net paid in capital
   contributed by minority
   interests                                                                1,241                                            1,241

Unrealized appreciation of
   marketable securities                                                                1,776                                1,776

Net loss                                                                                         (21,917)                  (21,917)

Balance at August 31, 1995  59,568,977 $   596     45,406,115  $   454  $ 176,050 $    16,192 $ (426,968)$  (137,604) $   (371,280)







See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Amounts in thousands)
                                                                 Three Months Ended
                                                            August 31,           August 31,
                                                               1995                 1994

OPERATING ACTVITIES:
   Cash received from subscribers and others             $     126,871        $     110,998
   Cash paid to suppliers, employees                           (82,775)             (67,859)
      and governmental agencies
   Debt issuance costs                                          (5,126)              (4,424)
   Interest paid                                               (29,666)             (23,288)

            NET CASH PROVIDED BY OPERATING ACTIVITIES            9,304               15,427

INVESTING ACTIVITIES:
   Capital expenditures                                        (22,065)             (17,302)
   Cable television franchise expenditures                        (117)                (167)
   Acquisition of other assets                                  (1,023)                (462)
   (Acquisition) disposition of cable television and
       wireless telephone systems                              (46,756)             (56,015)
   Capital contributed to equity investments                       (91)                   -
   Capital returned from equity investments                      2,114                1,264

             NET CASH USED IN INVESTING ACTIVITIES             (67,938)             (72,682)

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                          235,500              159,000
   Principal payments on long-term debt                       (237,906)             (51,222)
   Issuance of common stock                                        300                   44
   Subsidiary common stock rights offering                           -               49,490

             NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      (2,106)             157,312

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                               (60,740)             100,057

CASH AND SHORT-TERM INVESTMENTS - BEGINNING
     OF PERIOD                                                 228,764               67,779

CASH AND SHORT-TERM INVESTMENTS - END                    $     168,024        $     167,836
     OF PERIOD









See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Amounts in thousands)

                                                                          Three Months Ended
                                                                 August 31,           August 31,
                                                                   1995                  1994
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

        Net loss                                               $  (21,917)         $     (14,957)

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                              47,725                 39,096
        Gain on sale of assets                                     (4,176)                     -
        Other expense                                               2,100                      -
        Deferred income taxes - decrease                           (5,250)                (2,748)
        Minority interest in income of subsidiaries                (3,194)                (5,373)
        Non cash interest charges                                   8,596                  4,526
        Debt issuance costs paid                                   (5,126)                (4,424)
        Other                                                         (83)                    88
        Change in assets and liabilities, net
           of effects of acquired, exchanged and disposed
           cable television and cellular telephone systems
             Accounts receivable - (increase)                     (14,784)                (4,069)
             Prepaid expenses and other current assets -
                (increase)                                         (1,043)                (2,258)
             Accounts payable and accrued expenses -
               increase                                             6,280                  4,897
             Customer deposits and prepayments -
               increase                                               176                    649

    Total adjustments                                              31,221                 30,384

Net cash provided by operating activities                      $    9,304          $      15,427

See notes to consolidated financial statements

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of August 31, 1995 and the results of its consolidated operations and cash flows for the three months ended August 31, 1995 and August 31, 1994. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1995 Annual Report on Form 10-K.

During the three month period ended August 31, 1995, certain subsidiaries which were previously accounted for by the equity method were consolidated. There was no significant impact on the consolidated statement of operations as a result of this change.

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

Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficiency until realized. The Company recorded an unrealized gain of $1,776,000 and $25,076,000 during the three months ended August 31, 1995 and 1994, respectively.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The Company recorded such a writedown during the fiscal year ended May 31, 1991 of $21,702,000.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of service revenues. Such programmers' shares netted against service income amounted to $22,302,000 and $14,886,000 for the three months ended August 31, 1995 and August 31, 1994, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $4,681,000 and $3,353,000 for the three months ended August 31, 1995 and August 31, 1994, respectively.





NOTE 4.  REGISTRATION STATEMENTS

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000,000 of the Company's debt securities, augmenting the remaining $2,000,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of October 10, 1995, there was $252,000,000 available for issuance under this registration.

The Company on March 6, 1995, filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The statement was filed to permit the issuance of 3,581,632 shares of the Company's Class A Common Stock, such shares to be issued in connection with the acquisition of certain cable systems.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At October 10, 1995, there were 4,465,896 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of October 10, 1995, $400,000,000 remained available for issuance.
NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the three months ended August 31, 1995 and 1994. The reclassifications result from the Company's acquisitions and exchanges and consolidation of entities previously accounted for by the equity method of accounting.

                                        Three Months Ended August 31,
                                        1995                1994

Current assets                       $(14,049)            $    --
Property, plant and equipment         (8,072)                  --
Equity investments                   (91,356)                  --
Cable television franchises           126,314                  --
Wireless telephone licenses             8,063                  --
Goodwill                              (4,324)              13,096
Other assets                             (983)                 --
                                     $ 15,593             $13,096

Current liabilities                  $  (853)             $    --
Deferred taxes                        (1,454)              13,096
Minority interest                      17,900                  --
                                     $ 15,593             $13,096

NOTE 6.  ACQUISITIONS, EXCHANGES, DISPOSITIONS

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

On June 30, 1995, Centennial acquired the non-wireline cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana (c) Williams, Definance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by Centennial in exchange for Centennials' non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914,000 subject to adjustment. The Company recognized a gain of approximately $4,176,000 as a result of the sale.

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

The summary pro forma information includes the accounts and operations of the Company and all acquisitions and pending acquisitions described above, in each case as if such acquisitions had been consummated as of the beginning of each of the respective periods for the combined statements of operations (amounts in thousands, except per share data and unaudited).

                                     Three Months Ended August 31,
                                      1995                   1994

Revenues                          $131,682           $124,569
Net loss                           (27,937)           (19,213)
Loss per common share                 (.39)              (.22)

Pro forma loss per common share for the three months ended August 31, 1995 and 1994 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 7.  LONG-TERM DEBT

(a) On August 7, 1995, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a three year, $525,000,000 unsecured revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CCC-I to repay existing indebtedness of CCC-I and will be used for working capital and general corporate purposes. The repayment by CCC-I of its existing indebtedness discharged all of CCC-I's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 1/8% to 7/8% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 1/8% to 1 7/8% per annum based upon certain conditions, or (c) the average consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/4% to 2% per annum based on certain conditions.

The agreement expires on August 31, 2003. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-1 to pay dividends to the Company and requires that certain operating tests be met.

(b) On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year, $80,000,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b)"Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined.

The agreement expires on February 28, 2004. The credit facility restricts the incurence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met.



NOTE 8.  SEGMENT INFORMATION

Information about the Company's operations in its two business segments for the three months ended August 31, 1995 and August 31, 1994 is as follows (amounts in thousands):
Three Months Ended August 31,                           1995               1994
Gross revenues:
    Cable television                               $     89,745       $     79,929
    Cellular telephone                                   26,922             17,542
    Eliminations                                            (40)               (50)
                                                   $    116,627       $     97,421

Operating income (loss):
    Cable television                               $     18,533       $     16,601
    Cellular telephone                                   (4,704)            (6,245)
    Eliminations                                            (40)               (50)
                                                   $     13,789       $     10,306

Net loss:
    Cable television                               $    (20,626)      $    (11,905)
    Cellular telephone                                   (3,418)            (6,942)
    Eliminations                                          2,127              3,890
                                                   $    (21,917)      $    (14,957)

Assets, at end of period:
    Cable television                               $  1,287,300       $  1,066,270
    Cellular telephone                                  801,173            665,497
    Eliminations                                       (129,259)          (131,640)
                                                   $  1,959,214       $  1,600,127

Depreciation and amortization:
    Cable television                               $     29,695       $     24,927
    Cellular telephone                                   18,030             14,169
                                                   $     47,725       $     39,096

Capital expenditures:
    Cable television                               $     15,715       $     14,885
    Cellular telephone                                    6,350              2,417
                                                   $     22,065       $     17,302


The Company's consolidated financial statements include two distinct business segments. Century Communications owns, operates and develops cable television systems. Centennial Cellular Corp., a 32.7% owned subsidiary, owns, operates and invests in cellular telephone systems and an SMR and paging business. The information provided below is that of Century Communications before the consolidation of Centennial Cellular Corp; and Centennial Cellular Corp., which comprises the Company's cellular telephone business segment, as well as consolidated information.

NOTE 8.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
August 31, 1995
(Amounts in thousands)
                                                          Century
                                                        Communications
                                                        Corp. before
                                                        consolidation of Centennial    Reclassifications
                                                         Centennial      Cellular           and
                                                        Cellular Corp.     Corp.       Eliminations      Consolidated
ASSETS

Current assets:
    Cash and short-term investments                   $      72,653    $   95,371    $            -    $     168,024

    Accounts receivable - net                                20,110        17,549                 -           37,659

    Prepaid expenses and other current assets                 3,965         1,900                 -            5,865

        Total current assets                                 96,728       114,820                 -          211,548

Property, plant and equipment - net                         440,144        59,912                 -          500,056

Investment in marketable equity securities                   48,447             -                             48,447

Investment in  Centennial Cellular Corp., at cost           139,163             -          (139,163)               -

Equity investment in cable television and cellular
    telephone systems - net                                  14,490       103,524             7,661          125,675

Debt issuance costs - net                                    23,923         8,528                 -           32,451

Cable television franchises - net                           363,919             -                 -          363,919

Wireless telephone licenses - net                                 -       386,255                 -          386,255

Excess of purchase price over value of net
    assets acquired - net                                   143,551       125,853                 -          269,404

Other assets                                                 16,935         2,281             2,243           21,459

                                                      $   1,287,300    $  801,173    $     (129,259)   $   1,959,214










NOTE 8.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
(CONTINUED)
August 31, 1995
(Amounts in thousands)
                                                   Century
                                                 Communications
                                                 Corp. before
                                                 consolidation of   Centennial       Reclassifications
                                                 Centennial          Cellular            and
                                                 Cellular Corp.       Corp.          Eliminations      Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

Current liabilities:
    Current maturities of long-term debt       $          50     $           -     $           -     $          50
    Accounts payable and accrued expenses             74,788            27,311                 -           102,099
    Customers' deposits and prepayments                9,298             3,350                 -            12,648
        Total current liabilities                     84,136            30,661                 -           114,797

Long-term debt                                     1,401,080           350,000                 -         1,751,080

Deferred liability                                     5,000             3,140            (8,140)                -

Deferred income taxes                                 62,313            55,618                 -           117,931

Minority interest in subsidiaries                     49,153                 -           124,633           173,786

Convertible redeemable preferred stock                     -           172,900                 -           172,900

Second series convertible redeemable
    preferred stock                                        -             6,731            (6,731)                -

Common stockholders' equity (deficiency):
    Common stock, par value $.01 per share:
        Class A                                          596               158              (158)              596
        Class B                                          454               105              (105)              454

    Additional paid-in capital                        82,166           392,444          (298,560)          176,050
    Unrealized gain on investment in
        equity securities                             16,192                 -                 -            16,192
    Accumulated deficit                             (276,186)         (205,783)           55,001          (426,968)
                                                    (176,778)          186,924          (243,822)         (233,676)

    Less:  Cost of Class A common shares
             in treasury                            (137,604)           (1,801)            1,801          (137,604)
           Note receivable                                 -            (3,000)            3,000                 -

        Total common stockholders' equity
        (deficiency)                                (314,382)          182,123          (239,021)         (371,280)

                                               $   1,287,300     $     801,173     $    (129,259)    $   1,959,214


NOTE 8.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
THREE  MONTH PERIOD ENDED AUGUST 31, 1995
(Amounts in thousands)

                                                 Century
                                               Communications
                                               Corp. before
                                               consolidation of     Centennial     Reclassification
                                               Centennial           Cellular          and
                                               Cellular Corp.         Corp.        Eliminations    Consolidated
Revenues:                                    $     89,745         $   26,922     $       (40)    $     116,627

Costs and expenses
    Costs of services                              19,971              5,713               -            25,684
    Selling, general and administrative            21,546              7,883               -            29,429
    Depreciation and amortization                  29,695             18,030               -            47,725
                                                   71,212             31,626               -           102,838

        Operating income (loss)                    18,533             (4,704)            (40)           13,789

Income from equity investments                          -              2,315          (2,315)                -
Interest                                           37,480              8,302               -            45,782
Gain on sale of assets                                  -              4,176               -             4,176
Other expense                                       2,100                  -               -             2,100

    Loss before income tax provision
        (benefit) and minority interest           (21,047)            (6,515)         (2,355)          (29,917)

Income tax (benefit)                               (1,726)            (3,080)              -            (4,806)

    Loss before minority interest                 (19,321)            (3,435)         (2,355)          (25,111)

Minority interest in (income)
    loss of subsidiaries                           (1,305)                17           4,482             3,194

    Net Loss                                 $    (20,626)        $   (3,418)    $     2,127     $     (21,917)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Dollar Amounts in Thousands except subscriber and share data)

Historically, the Company has earned its revenues primarily from subscriber fees for services provided by its cable television systems and from the operations of four radio stations. In addition, the Company's 32.7% owned subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers in three geographic areas. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented.

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

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's second revision to its rate formula. As a result, the Company experienced a further decrease in the regulated portion of its services for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline was offset in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel service and so called "external costs" as delineated in the rules. The bulk of such price adjustments became effective during the first fiscal quarter of the year ending May 31, 1996.



Three Months Ended August 31, 1995 and August 31, 1994

Revenue for the three months ended August 31, 1995 increased by $19,206, or 19.7%, over the three months ended August 31, 1994. Revenue from cable television operations increased by $9,826, or 12.3%, over the three months ended August 31 1994 as a result of increases in the number of cable television subscriptions. Acquisitions of cable television systems accounted for 57.7% of the increase, or $5,667. The increase was partially offset by a decline in revenues related to the implementation of rate regulations established by the FCC pursuant to the 1992 Cable Act. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended August 31, 1995 were approximately 1,069,000 as compared to approximately 939,000 during the twelve months ended August 31, 1994, an increase of 13.8%. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $33.75 during the twelve months ended August 31, 1995, as compared to approximately $33.54 during the prior twelve months ended August 31, 1994, an increase of 0.6%.

Revenue from cellular telephone operations for the three months ended August 31, 1995 increased by $9,380 or 53.5%, over the three months ended August 31, 1994, primarily as a result of growth in subscriptions to cellular telephone service. In addition, acquisitions of 10 cellular telephone markets accounted for approximately $5,379 or 57.3% of the increase in cellular telephone revenue.

Costs and expenses excluding depreciation and amortization for the three months ended August 31, 1995 increased by $7,094 or 14.8% over the three months ended August 31, 1994. Cost of services for the three months ended August 31, 1995 increased by $1,359 or 5.6% over the corresponding period in the prior year, while selling, general and administrative expenses increased by $5,735 or 24.2%. Cost of services of the Company's cable television operations increased by $296 an increase of 1.5%, while selling, general and administrative expenses of the Company's cable television operations for the three months ended August 31, 1995 increased to $21,546 , an increase of $2,820 or 15.1% over the $18,726 in the three months ended August 31, 1994. The principal reason for these increases was expenditures associated with the implementation of the 1992 Cable Act. In addition, the Company expanded its managerial, customer service and marketing efforts to accommodate the increased customer service and technical standards imposed by the 1992 Cable Act. The Company expects that during fiscal 1996 it will continue to incur incremental costs associated with implementation of, and compliance with, the 1992 Cable Act.

Cost of services related to the cellular telephone operations during the three months ended August 31, 1995 was $5,713, an increase of $1,063 or 22.9% as compared to the three months ended August 31, 1994. The reason for the increase was the larger number of retail sales of telephones and the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network and acquisitions completed during the fiscal year ended May 31, 1995.

Selling, general and administrative expenses related to the cellular telephone operations rose to $7,883, an increase of $2,915 or 58.7% above the $4,968 recorded during the three months ended August 31, 1994. Primarily, the variable costs associated with a larger revenue base and acquisitions made during fiscal 1995 contributed to the increase. Secondarily, the increase was the result of Centennial increasing its managerial, customer service and sales staff to accommodate the current and anticipated growth of its wireless telephone business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cellular telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired wireless telephone markets will contribute to an increase in these costs and expenses.

Depreciation and amortization for the three months ended August 31, 1995 increased by $8,629 or 22.1% over the three months ended August 31, 1994. The cellular telephone operations and acquisitions accounted for $3,861 of this increase; the cable television operations accounted for $4,768.

Operating income for the three months ended August 31, 1995 increased by $3,483 or 33.8% above the three months ended August 31, 1994. The cellular operating loss for the three months ended August 31, 1995 of $4,704 declined by $1,541 or 24.7% over the three months ended August 31, 1994.

Interest expense for the three months ended August 31, 1995 increased by $13,461 or 41.6% as compared with the three months ended August 31, 1994 reflecting higher average debt levels and secondarily, higher interest rates in effect during the three months ended August 31, 1995. In addition, the Company incurred a non cash charge of $2,647 reflecting the write off of debt issuance costs associated with a bank credit agreement refinanced during the three months ended August 31, 1995. For the three months ended August 31, 1995, the average debt outstanding was approximately $1,732,000 or $390,000 above the average outstanding debt balance of $1,342,000 during the three months ended August 31, 1994. The cellular operations accounted for $100,000 or 25.6% of the increase. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 11.0% in the three months ended August 31, 1995 as compared to approximately 9.96% in the three months ended August 31, 1994. The increase in such rates is primarily the result of a one time non cash charge of $2,647 of deferred debt issuance costs as a result of the Company's refinancing of the CCC-I credit facility (see Financing and Capital Formation - The Company). Secondarily, short-term interest rates of the Company's variable rate bank credit agreements increased from 6.2% at August 31, 1994 to 7.5% at August 31, 1995. Additionally, as described below interest expense related to the Company's interest rate hedge agreements declined during the three months ended August 31, 1995. During the three months ended August 31, 1995, the Company incurred interest expense of $259 in respect of the interest rate hedge transactions compared to interest expense of $989 in respect of the interest rate hedge transactions in the three months ended August 31, 1994. See "Liquidity and Capital Resources". Centennial's weighted average interest rate increased to 9.5% for the three months ended August 31, 1995 from 9.1% for the three months ended August 31, 1994.

After losses attributable to minority interests in subsidiaries for the three months ended August 31, 1995, a pretax loss of $26,723 was incurred, as compared to a pretax loss of $16,642 for the three months ended August 31, 1994 The income tax benefit of $4,806 for the three months ended August 31, 1995 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the three months ended August 31, 1995 and 1994.

The net loss for the three months ended August 31, 1995 of $21,917 represents an increase of $6,960 or 46.5% over the loss for the three months ended August 31, 1994. The Company expects net losses to continue until such time as the operations of the cellular telephone systems, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Liquidity and Capital Resources (Dollar Amounts in Thousands except Share
Data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired 28 cellular telephone markets which it owns and manages, all of which are considered to be in the start-up or early development phase of operations, and equity investment interests in certain other cellular telephone systems. On March 13, 1995, Centennial successfully bid for one of two Metropolitan Trading Area (MTA) licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Since both the cable television and wireless telephone activities are capital intensive, the Company continues to seek various sources of financing to meet its needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities of the Company and its subsidiaries. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $955,000 of potential borrowing capacity as of October 10, 1995.

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

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and start-up expenditures for the wireless telephone systems. During the three months ended August 31, 1995 the Company made capital expenditures of $22,065 as compared to $17,302 for the corresponding prior three month period ended August 31, 1994. During the three months ended August 31, 1995, Centennial made capital expenditures of $6,350 or 28.8% of the Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it is anticipated that the level of capital expenditures for its cable television systems exclusive of those related to acquisitions described herein will decline to an annualized rate of approximately $70,000. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Cellular telephone capital projects include the addition of cell sites for greater coverage areas as well as enhancements to the existing infrastructure of the cellular system. Centennial expects capital expenditures for its cellular telephone markets of $20,000 over the next fiscal year. Centennial during fiscal 1996 will begin construction of its PCS network in Puerto Rico. Centennial currently estimates that the cost to build out the infrastructure of its PCS network will be approximately $75,000 in the aggregate over the next three years, approximately $55,000 of which are expected to be incurred during fiscal 1996. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

For the three months ended August 31, 1995, earnings were less than fixed charges by $30,952. However, such amount reflects non-cash charges totaling $48,760, consisting of depreciation and amortization of $47,725 and non-cash subsidiary preferred stock dividends of $1,035. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. It is anticipated that in the next fiscal year, cash generated from cellular telephone operations will not fully cover required capital expenditures and the debt service under its credit agreements and preferred capital stock dividends. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. In that regard, Centennial, during July of 1994 completed a rights offering to holders of its Class A and Class B common shares with net proceeds of $86,500.

The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

                                    Three Months Ended August 31,
                                     1995                   1994
                              Amount       %           Amount      %
Net cash provided by
   operating activities      $ 9,304      21.1 %     $ 15,427     35.8%
Interest paid (including debt
   issuance costs)            34,792      78.9         27,712     64.2
Net cash provided            $44,096     100.0 %     $ 43,139    100.0%

Principal uses of
   net cash provided:
Interest paid (including debt
   issuance costs)           $34,792      78.9 %     $ 27,712     64.2%
Property, plant and equipment
   (excluding acquisitions)    22,065     50.0         17,302     40.1
Total                        $ 56,857    128.9       $ 45,014    104.3%

Cash (required)              $(12,761)   (28.9)%     $ (1,875)    (4.3)%


Net cash provided by operating activities of $44,096 for the three months ended August 31, 1995 and cash on hand were sufficient to fund the Company's expenditures for property, plant and equipment and debt service. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

                                              Three Months Ended August
31,
                                                1995              1994
Proceeds from long-term borrowings         $  235,500        $  159,000
Principal payments on long-term debt        (237,906)          (51,222)
Subsidiary common stock rights offering            --            49,490
Issuance of common stock                          300                44
Cash provided by  (used in)
  financing activities                         (2,106)          157,312
Net capital  returned from
  equity investments                            2,023             1,264
Acquisition of and investments in cable
  television, cellular telephone systems,
  marketable securities and other assets      (47,896)          (56,644)
Cash  available for (required from)
  operating activities                      $ (47,979)       $  101,932

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

On August 7, 1995, CCC-I paid in full the balance due on its existing $300,000 credit facility with proceeds from a three year $525,000 unsecured revolving credit facility. The new credit agreement converts to a five year term loan on August 7, 1998. The repayment by CCC-I of its existing indebtedness discharged all of CCC-I's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 1/8% to 7/8% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 1/8% to 1 7/8% per annum based upon certain conditions, (c) the average of consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/4% to 2% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met.

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). The credit facilities required that at least 50% of outstanding debt under such facilities be hedged with agreements with an average life of three years. The Hedge Agreements are designed to limit the Company's exposure to the variable interest rate structure of the bank credit facilities. The Hedge Agreements are structured such that the Company pays a fixed rate of interest based upon a notional amount and in return receives a variable rate of interest based on either three
(3) month or six (6) month LIBOR. At August 31, 1995, the aggregate notional amount of the Hedge Agreements was $50,000 with a weighted average interest rate of 8.36%. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements upon expiration.

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of October 10, 1995, there was $252,000 available for issuance under this registration.

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

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At October 10, 1995, there were 4,465,896 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of October 10, 1995, $400,000 remained available for issuance.

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

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has substantially completed the development of its managerial, administrative and marketing functions, and is continuing the construction of cellular systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business is expected to be capital intensive, requiring network buildout costs of approximately $75,000 over the next three years. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if operating cash flow does increase, it is anticipated that cash generated from Centennial's cellular telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in fiscal 1997 and required capital expenditures. Centennial anticipates that shortfalls may be made up either through debt and equity issuances or additional financing agreements that may be entered into by Centennial.

Acquisitions - Cable Television

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

Acquisitions, Exchanges, Dispositions - Centennial

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

On June 30, 1995, Centennial acquired the non-wireline cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana, (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by Centennial in exchange for Centennial's non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914 subject to adjustment. The Company recognized a gain of approximately $4,176 as a result of the sale.

In summary, during fiscal 1995, Centennial acquired 10 markets covering 1,489,900 Net Pops. The aggregate purchase price for these acquisitions was $173,860. The purchases were funded with cash in the amount of $51,761 and 7,023,383 shares of Centennial Class A Common shares valued at $122,099

Centennial is negotiating definitive purchase and sale agreements based upon a letter of intent which was executed on May 30, 1995 to (i) obtain a controlling interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA in exchange for Centennial's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA and a cash payment by Centennial of approximately $5,200, subject to adjustment, and (ii) obtain minority interests in Elkhart, Indiana, a market in which Centennial currently has a 77.24% interest and Lake Charles, Louisiana MSA, a market in which Centennial currently has a 12.37% interest for a cash payment of approximately $2,950. Centennial's obligation to consummate these transactions is subject to the execution of the definitive purchase and sale agreements which will contain various closing conditions, including FCC and other regulatory approvals. There can be no assurance that the definitive purchase agreements will be executed, or if executed, that the closing conditions set forth therein will be satisfied.

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

Centennial's participation in the PCS business is expected to be capital intensive, requiring network buildout costs of approximately $75,000 over the next three years. In addition, due to the start-up nature of the PCS business, the Company expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability.

Investments

Australian Pay Television

Since fiscal 1994, the Company has invested through a wholly-owned subsidiary approximately $92,206 in East Coast Pay Television Pty. Limited, an Australian company ("ECT"), which is pursuing opportunities to own, operate and invest in pay television services in Australia (which is an emerging pay television market). Such investment was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. In conjunction with such interest, the Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into management agreements with ECT and has agreed to fund up to an aggregate of $20,000 for certain costs and working capital requirements.

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

The assets associated with the investments in Australia are in the development stage and not yet operational. As of May 31, 1995 and August 31, 1995, the Company's aggregate investment in the Australian pay subscription television business was approximately $107,945 and $120,589, respectively.



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

By order dated December 2, 1994, the District Court denied plaintiffs' amended motion for class certification in its entirety. This ruling had the effect of limiting the case to the claims of the four remaining individual plaintiffs. The parties notified the Court on April 19, 1995, that they were engaged in serious settlement negotiations.

On August 25, 1995, the parties filed a joint stipulation for dismissal of this case with prejudice and informed the Court that they had entered into a settlement agreement resolving all claims in this litigation. By order dated September 6, 1995, the Court dismissed this case with prejudice; it is anticipated that the settlement will become fully effective on or about October 26, 1995, in accordance with the terms of the settlement agreement. The terms of the settlement will not have a material effect on the consolidated financial statements of the Company.




ITEM 5.   Other Information

On July 31, 1995, the Registrant exchanged 50% of its interest in the cable television systems serving Brunswick, Georgia; Owensboro, Kentucky and Wauwatosa, Wisconsin, which serve approximately 100,000 primary basic subscribers, for a 50% interest in the Colorado Springs, Colorado cable television system, which also serves approximately 100,000 primary basic subscribers. As a result of this transaction, the Registrant now owns 100% of the Colorado Springs cable television system and a 50% interest in the cable television systems serving Brunswick, Georgia; Owensboro, Kentucky and Wauwatosa, Wisconsin.

ITEM 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

                  i) Exhibit 11 - Statement re computation of per share earnings

          b)   Reports on Form 8-K

               None.

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

EXHIBIT TO FORM 10-Q

For the Three Months Ended
August 31, 1995 and August 31, 1994
COMPUTATION OF LOSS PER COMMON SHARE
(Amounts in thousands, except per share data)


                                                                             Three Months Ended
                                                                  August 31,               August 31,
                                                                     1995                     1994

Primary fully diluted:
Net Loss                                                       $     (21,917)           $     (14,957)
Accretion in liquidation value of subsidiary
    preferred stock                                                   (1,035)                  (1,277)
Loss applicable to common shares                               $     (22,952)           $     (16,234)

Average number of common shares and common
    share equivalents outstanding
        Average number of common shares
            outstanding during the period                         73,583,000               89,546,000
        Add common share equivalents - Options
            to purchase common shares - net                          814,000                  622,000
Average number of common shares and common
    share equivalents outstanding                                 74,397,000 (A)           90,168,000 (A)

Loss per common share                                          $       (.31) (A)        $       (.18) (A)


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

                              CENTURY COMMUNICATIONS CORP.





Date: October 13, 1995
                              ________________________________
                              Bernard P. Gallagher
                              President and Chief Operating Officer
                              (On behalf of Registrant)



Date:  October 13, 1995
                              _______________________________
                              Scott N. Schneider
                              Senior Vice President and Treasurer
                              (Principal Accounting Officer)