Form 10-Q
period 1995-11-30
CENTURY COMMUNICATIONS CORP
filed 1996-01-16
CIK 785080

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

                                   [X]
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                  For the quarterly period ended November 30, 1995
                                   OR
                                  [   ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from        to
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

Class A Common - 28,396,761 outstanding shares as of January 11, 1996 Class B Common - 45,406,115 outstanding shares as of January 11, 1996


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                                            November 30,   May 31,
                                                               1995          1995

ASSETS

Current assets:
   Cash and short-term investments                         $   155,285  $   228,764

   Accounts receivable, less allowance for doubtful
      accounts of $2,297 and $2,144, respectively               49,344       24,516

   Prepaid expenses and other current assets                     9,864        4,919

      Total current assets                                     214,493      258,199

Property, plant and equipment - net                            527,702      508,043

Investment in marketable equity securities                      55,786       46,671

Equity investments in cable television and cellular
   telephone systems - net                                     127,174      220,563

Debt issuance costs, less accumulated amortization
   of $9,003 and $7,695, respectively                           30,999       31,020

Cable television franchises, less accumulated
   amortization of $254,176 and $236,409. respectively         341,274      246,455

Wireless telephone licenses, less accumulated
   amortization of $142,049 and $146,305, respectively         381,730      394,184

Excess of purchase price over value of net
   assets acquired, less accumulated amortization
   of $47,489 and $46,629, respectively                        267,698      277,616

Other assets                                                    23,636       21,666

                                                           $ 1,970,492  $ 2,004,417

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(Amounts in thousands, except share data)

                                                                November 30,        May 31,
                                                                   1995              1995

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

    Current maturities of long-term debt                      $      7,297      $      7,450
    Accounts payable                                                44,968            68,937
    Accrued interest payable                                        24,903            29,068
    Other accrued expenses                                          48,111            42,668
    Customers' deposits and prepayments                             12,776            13,203
        Total current liabilities                                  138,055           161,326

Long-term debt                                                   1,768,623         1,741,143

Deferred income taxes                                              110,181           126,235

Minority interest in subsidiaries                                  163,021           157,625

Preferred stock, par value $.01 per share
    authorized 100,000,000 shares, none issued                           -                 -

Subsidiary convertible redeemable preferred stock (at
    aggregate liquidation value), par value $.01 per share,
    authorized, issued and outstanding 102,187 shares
    (redemption value of $1,823.00 per share)                      176,170           169,733

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
        Class A, authorized 400,000,000 shares,
           issued and outstanding 59,725,687 and
           59,484,685 shares, respectively                             597               595
        Class B, authorized 300,000,000 shares, issued
           and outstanding 45,406,115 shares                           454               454
    Additional paid-in capital                                     175,676           175,545
    Unrealized appreciation of marketable securities                23,531            14,416
    Accumulated deficit                                           (448,116)         (405,051)
                                                                  (247,858)         (214,041)

    Less:  Cost of 31,347,256 and 31,337,530 shares respectively,
            of Class A common stock in treasury                   (137,700)         (137,604)

        Total common stockholders' deficiency                     (385,558)         (351,645)

                                                              $  1,970,492      $  2,004,417




See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)



                                           Three Months Ended November 30,            Six Months Ended November 30,
                                              1995                1994                   1995               1994
Revenues:
    Cable service income                $      91,156       $      82,816           $    180,861       $    162,695
    Cellular service income                    27,713              21,455                 54,635             38,997
    Australian operations                       2,170                   -                  2,170                  -
                                              121,039             104,271                237,666            201,692

Costs and expenses:
    Cost of services - Cable                   19,612              20,355                 39,583             40,030
    Cost of services - Cellular                 6,824               5,844                 12,537             10,494
    Selling, general and administrative        29,190              27,179                 58,619             50,873
    Depreciation and amortization              47,175              41,454                 94,900             80,550
    Australian operations                       8,943                   -                  8,943                  -
                                              111,744              94,832                214,582            181,947

Operating income                                9,295               9,439                 23,084             19,745

Gain on sale of assets                             27                   -                  4,203                  -
Interest expense                               44,551              33,346                 90,333             65,667
Other expense                                   2,900                   -                  5,000                  -

    Loss before income tax (benefit) and
        minority interest                     (38,129)            (23,907)               (68,046)           (45,922)
Income tax (benefit)                           (7,251)             (1,043)               (12,057)            (2,728)

    Loss before minority interest             (30,878)            (22,864)               (55,989)           (43,194)

Minority interest in loss of
    subsidiaries                                9,730               6,247                 12,924             11,620

        Net loss                        $     (21,148)      $     (16,617)          $    (43,065)      $    (31,574)

Dividend requirement on subsidiary convertible
    redeemable preferred stock          $       1,068       $       1,047           $      2,103       $      2,324

Loss applicable to common shares        $     (22,216)      $     (17,664)          $    (45,168)      $    (33,898)

Loss per common share                   $       (.30)       $       (.20)           $      (.61)       $      (.38)

Weighted average number of common shares
    outstanding during the period          73,679,000          89,564,000             73,631,000         89,555,000

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
(Amounts in thousands, except share data)

                                               Common Stock               Additional Unrealized
                                       Class A                Class B     Paid-In   Gain on Equi (Accumulated Treasury
                              Shares     Dollars     Shares      Dollars  Capital   Securities    Deficit)    Stock         Total
Balance at June 1, 1994     34,687,013 $   347     66,177,130  $   662  $ 105,301 $         - $ (322,426)$   (27,512) $   (243,628)

Shares issued in connection
   with employee
   incentive plans             445,025       4                              1,219                                  -         1,223

Class A shares purchased
   by the Company                                                                                           (110,092)     (110,092)

Unrealized appreciation of
   marketable securities                                                               14,416                               14,416

Class A shares issued in
   conjunction with
   acquisitions              3,581,632      36                             43,839                                           43,875

Class B shares converted
   to Class A shares        20,771,015     208    (20,771,015)    (208)                                                          -

Net Paid in Capital
  contributed by minority
  interests                                                                29,263                                           29,263

Accretion in liquidation
  value of subsidiary                                                      (4,419)                                          (4,419)
  preferred stock

Vesting of subsidary
  stock options                                                               342                                              342

Net loss                                                                                         (82,625)                  (82,625)

Balance at May 31, 1995     59,484,685     595     45,406,115      454    175,545      14,416   (405,051)   (137,604)     (351,645)

Shares issued in
   connection with employee
   incentive plans             241,002       2                                994                                              996

Class A shares purchased
   by the Company                                                                                                (96)          (96)

Accretion in liquidation
   value of subsidiary
   preferred stock                                                         (2,103)                                          (2,103)

Net paid in capital
   contributed by minority
   interests                                                                1,240                                            1,240

Unrealized appreciation of
   marketable securities                                                                9,115                                9,115

Net loss                                                                                         (43,065)                  (43,065)

Balance at November 30,
 1995                       59,725,687 $   597     45,406,115  $   454  $ 175,676 $    23,531 $ (448,116)$  (137,700) $   (385,558)







See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Amounts in thousands)
                                                           Six Months Ended November 30,
                                                               1995                 1994

OPERATING ACTIVITIES:
   Cash received from subscribers and others             $     273,548        $     229,940
   Cash paid to suppliers, employees
      and governmental agencies                               (173,473)            (140,833)
   Debt issuance costs                                          (5,023)              (4,326)
   Interest paid                                               (79,504)             (55,642)

            NET CASH PROVIDED BY OPERATING ACTIVITIES           15,548               29,139

INVESTING ACTIVITIES:
   Capital expenditures                                        (51,609)             (46,312)
   Cable television franchise expenditures                      (2,211)                (358)
   Acquisition of other assets                                  (3,552)              (9,215)
   (Acquisition) disposition of cable television and
       wireless telephone systems                              (45,761)             (82,298)
   Capital contributed to equity investments                      (421)                (357)
   Capital returned from equity investments                      3,584                2,641

             NET CASH USED IN INVESTING ACTIVITIES             (99,970)            (135,899)

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                          268,500              184,672
   Principal payments on long-term debt                       (258,456)             (55,195)
   Issuance of common stock                                        995                  154
   Purchase of treasury stock                                      (96)                   -
   Subsidiary common stock rights offering                           -               49,490

             NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      10,943              179,121

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                               (73,479)              72,361

CASH AND SHORT-TERM INVESTMENTS - BEGINNING
     OF PERIOD                                                 228,764               67,779

CASH AND SHORT-TERM INVESTMENTS - END                    $     155,285        $     140,140
     OF PERIOD









See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Amounts in thousands)

                                                                 Six Months Ended November 30,
                                                                   1995                  1994
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

        Net loss                                               $  (43,065)         $     (31,574)

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                              94,900                 80,550
        Gain on sale of assets                                     (4,176)                     -
        Deferred income taxes - decrease                          (13,000)                (4,543)
        Minority interest in income of subsidiaries               (12,924)               (11,620)
        Non cash interest charges                                  14,994                  9,188
        Debt issuance costs paid                                   (5,023)                (4,326)
        Other                                                        (266)                   800
        Change in assets and liabilities, net
           of effects of acquired, exchanged and disposed
           cable television and cellular telephone systems
             Accounts receivable - (increase)                     (13,510)                (9,141)
             Prepaid expenses and other current assets -
                (increase)                                         (5,035)                (4,318)
             Accounts payable and accrued expenses -
               increase                                             2,302                  2,377
             Customer deposits and prepayments -
               increase                                               351                  1,746

    Total adjustments                                              58,613                 60,713

Net cash provided by operating activities                      $   15,548          $      29,139

See notes to consolidated financial statements

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of November 30, 1995 and the results of its consolidated operations and cash flows for the six months ended November 30, 1995 and November 30, 1994. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1995 Annual Report on Form 10-K.

During the six month period ended November 30, 1995, certain subsidiaries which were previously accounted for by the equity method were consolidated. There was no significant impact on the consolidated statement of operations as a result of this change.

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

Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficiency until realized. The Company recorded an unrealized gain of $9,115,000 and $21,558,000 during the six months ended November 30, 1995 and 1994, respectively.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The Company recorded such a writedown during the fiscal year ended May 31, 1991 of $21,702,000.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of service revenues. Such programmers' shares netted against service income amounted to $44,549,000 and $31,142,000 for the six months ended November 30, 1995 and November 30, 1994, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $8,937,000 and $7,079,000 for the six months ended November 30, 1995 and November 30, 1994, respectively.

NOTE 4.  REGISTRATION STATEMENTS

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000,000 of the Company's debt securities, augmenting the remaining $2,000,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of January 10, 1996, there was $252,000,000 available for issuance under this registration.

The Company on March 6, 1995, filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The statement was filed to permit the issuance of 3,581,632 shares of the Company's Class A Common Stock, such shares to be issued in connection with the acquisition of certain cable systems.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At January 10, 1996, there were 4,465,896 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of January 10, 1996, $400,000,000 remained available for issuance.
NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the six months ended November 30, 1995 and 1994. The reclassifications result from the Company's acquisitions and exchanges and consolidation of entities previously accounted for by the equity method of accounting: (in thousands)

                                        Six Months Ended November 30,
                                        1995                1994

Current assets                       $ 11,635             $    --
Property, plant and equipment          11,042                  --
Equity investments                   (92,549)                  --
Cable television franchises           111,054                  --
Wireless telephone licenses             5,875                  --
Goodwill                              (4,060)              34,384
Other assets                            (987)                  --
                                     $ 42,010             $34,384

Current liabilities                  $ 26,209             $    --
Deferred taxes                        (1,454)              34,384
Minority interest                      16,015                  --
Additional paid in capital              1,240                  --
                                     $ 42,010             $34,384

NOTE 6.  ACQUISITIONS, EXCHANGES, DISPOSITIONS

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 44,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $92,900,000 subject to adjustment. Citizens and the Company have agreed that they will own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. The obligations of the Century/Citizens Venture and the seller under the agreement are subject to the satisfaction of various closing conditions. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 20,000 primary basic subscribers was completed. The purchase price of approximately $51,900,000 at September 30, 1994 and $41,000,000 at December 1, 1995 was funded by the Company and Citizens equally.

On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $286,000,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition during the first calendar quarter of 1996.

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

Centennial was the successful bidder for one of two Metropolitan Trading Area (MTA) licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted and paid by Centennial was $54,672,000. Centennial currently estimates that the cost to build out the infrastructure of the systems will be approximately $75,000,000, in the aggregate over the next three years. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placements of equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

On October 31, 1995, Centennial acquired (i) a 94% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for Centennial's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by Centennial of approximately $5,580,000, subject to adjustment, and (ii) an additional 14% minority interest in the Elkhart, Indiana RSA and additional 13% minority interest in the Lake Charles, Louisiana MSA for a cash payment of approximately $2,951,000.
The summary pro forma information includes the accounts and operations of the Company and all acquisitions and pending acquisitions described above, in each case as if such acquisitions had been consummated as of the beginning of each of the respective periods for the combined statements of operations (amounts in thousands, except per share data and unaudited).

                                     Six Months Ended November 30,
                                      1995                   1994

Revenues                          $268,588           $248,443
Net loss                           (58,970)           (46,704)
Loss per common share                 (.83)              (.52)

Pro forma loss per common share for the six months ended November 30, 1995 and 1994 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 7.  LONG-TERM DEBT

(a) On August 7, 1995, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a three year, $525,000,000 unsecured revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CCC-I to repay existing indebtedness of CCC-I and will be used for working capital and general corporate purposes. The repayment by CCC-I of its existing indebtedness discharged all of CCC-I's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The Company incurred a non cash charge of $2,647,000 reflecting the write off of debt issuance costs associated with the replaced credit agreement. The interest rates payable on borrowings under the new credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 1/8% to 7/8% per annum based upon certain conditions, (b) the London Interbank Offering Rate plus 1 1/8% to 1 7/8% per annum based upon certain conditions, or (c) the average consensus bid rates of certificate of deposit dealers for the purchase at face value of certificates of deposit of Citibank, N.A. plus 1 1/4% to 2% per annum based on certain conditions.

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

The agreement expires on February 28, 2004. The credit facility restricts the incurrence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met.


NOTE 8.  SEGMENT INFORMATION

Information about the Company's operations in its three business segments for the six months ended November 30, 1995 and November 30, 1994 is as follows (amounts in thousands):
Six Months Ended November 30,                           1995               1994
Gross revenues:
    Cable television                               $    180,947       $    162,785
    Cellular telephone                                   54,635             38,997
    Australian operations                                 2,170                  -
    Eliminations                                            (86)               (90)
                                                   $    237,666       $    201,692

Operating income (loss):
    Cable television                               $     39,700       $     32,916
    Cellular telephone                                   (9,526)           (13,081)
    Australian operations                                (7,004)                 -
    Eliminations                                            (86)               (90)
                                                   $     23,084       $     19,745

Net loss:
    Cable television                               $    (29,321)      $    (25,492)
    Cellular telephone                                  (10,767)           (15,408)
    Australian operations                               (10,140)                 -
    Eliminations                                          7,163              9,326
                                                   $    (43,065)      $    (31,574)

Assets, at end of period:
    Cable television                               $  1,289,916       $  1,018,370
    Cellular telephone                                  782,799            711,340
    Australian operations                               154,099             90,722
    Eliminations                                       (256,322)          (131,809)
                                                   $  1,970,492       $  1,688,623

Depreciation and amortization:
    Cable television                               $     59,359       $     50,525
    Cellular telephone                                   35,541             30,025
    Australian operations                                     -                  -
                                                   $     94,900       $     80,550

Capital expenditures:
    Cable television                               $     30,018       $     38,546
    Cellular telephone                                   21,591              7,766
    Australian operations                                     -                  -
                                                   $     51,609       $     46,312


The Company's consolidated financial statements include three distinct business segments.  Century Communications owns, operates and develops domestic cable television systems.  Centennial Cellular Corp., a 32.7%
owned subsidiary, owns, operates and invests in wireless telephone systems.
The Company's Australian operations are currently in the development stage and not yet fully operational.  The Australian operations will operate and invest in pay television services in Australia, including the development and distribution of programming.  The information provided below is that of Century
Communications before the consolidation of Centennial Cellular Corp. and Australia.
Centennial Cellular Corp, the Australian operations, as well as consolidated information.

NOTE 8.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
November 30, 1995
(Amounts in thousands)
                                  Century
                               Communications
                                Corp. before
                               consolidation of  Centennial               Reclassifications
                                 Centennial      Cellular    Australian        and
                               and Australia       Corp.     Operations   Eliminations     Consolidated
ASSETS

Current assets:
    Cash and short-term
       investments            $       90,146   $   63,766  $    1,373   $            -   $     155,285

    Accounts receivable - net         18,299       18,869      12,176                -          49,344

    Prepaid expenses and
       other current assets            5,172        4,692           -                -           9,864

        Total current assets         113,617       87,327      13,549                -         214,493

Property, plant and equipment -
    net                              435,694       74,138      17,870                -         527,702

Investment in marketable
    equity securities                 55,786            -           -                -          55,786

Investment in  Centennial Cellular
    Corp, at cost                    139,291            -           -         (139,291)              -

Equity investment in cable television
     and cellular telephone systems
    - net                            126,949      102,487      16,940         (119,202)        127,174

Debt issuance costs - net             22,725        8,274           -                           30,999

Cable television franchises -
    net                              235,534            -     105,740                          341,274

Wireless telephone licenses -
    net                                    -      381,730           -                          381,730

Excess of purchase price over
    value of net assets
    acquired - net                   142,461      125,237           -                          267,698

Other assets                          17,859        3,606           -            2,171          23,636

                              $    1,289,916   $  782,799  $  154,099   $     (256,322)  $   1,970,492










NOTE 8.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
(CONTINUED)
November 30, 1995
(Amounts in thousands)
                                Century
                             Communications
                              Corp. before
                             consolidation of    Centennial                   Reclassifications
                              Centennial          Cellular     Australian         and
                             and Australia         Corp.       Operations     Eliminations      Consolidated
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:
  Current maturities of
    long-term debt          $           50     $         -   $    7,247     $           -     $        7,297
  Accounts payable and
    accrued expenses                80,163          18,154       19,665                 -            117,982
  Customers' deposits
    and prepayments                  8,579           4,197            -                 -             12,776
    Total current liabilities       88,792          22,351       26,912                 -            138,055

Long-term debt                   1,418,623         350,000            -                 -          1,768,623

Deferred liability                   5,000           3,140            -            (8,140)                 -

Deferred income taxes               57,313          52,868            -                 -            110,181

Minority interest
  in subsidiaries                   32,964               -       12,778           117,279            163,021

Due to parent                            -               -      126,949          (126,949)                 -

Convertible redeemable
  preferred stock                        -         176,170            -                 -            176,170

Second series convertible
  redeemable preferred stock             -           6,858            -            (6,858)                 -

Common stockholders'
  equity (deficiency)
  Common stock, par
    value $.01 per share:
      Class A                          597             158            -              (158)               597
      Class B                          454             105            -              (105)               454

  Additional paid-in capital        82,823         389,082            -          (296,229)           175,676
  Unrealized gain on investment
    in equity securities            23,531               -            -                 -             23,531
  Accumulated deficit             (282,481)       (213,132)     (12,540)           60,037           (448,116)
                                  (175,076)        176,213      (12,540)         (236,455)          (247,858)

  Less:  Cost of Class A common
         shares in treasury       (137,700)         (1,801)           -             1,801           (137,700)
       Note receivable                   -          (3,000)           -             3,000                  -

    Total common stockholders'
    equity (deficiency)           (312,776)        171,412      (12,540)         (231,654)          (385,558)

                            $    1,289,916     $   782,799   $  154,099     $    (256,322)    $    1,970,492


NOTE 8.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
SIX  MONTH PERIOD ENDED NOVEMBER 30, 1995
(Amounts in thousands)

                                Century
                             Communications
                             Corp. before
                             consolidation of   Centennial                Reclassification
                              Centennial        Cellular     Australian      and
                             and Australia        Corp.      Operations   Eliminations    Consolidated
Revenues:                  $      180,947     $   54,635   $    2,170   $       (86)    $      237,666

Costs and expenses
  Costs of services                39,583         12,537            -             -             52,120
  Selling, general and
    administrative                 42,305         16,083          231             -             58,619
  Depreciation and
    amortization                   59,359         35,541            -     -                     94,900
  Australian operations                 -              -        8,943             -              8,943
                                  141,247         64,161        9,174             -            214,582

    Operating income (loss)        39,700         (9,526)      (7,004)          (86)            23,084

Income from equity investment           -          5,466            -        (5,466)                 -
Interest                           73,408         16,551          374             -             90,333
Gain on sale of assets                  -          4,203            -             -              4,203
Other expense                           -              -        5,000             -              5,000

  Loss before income tax
    provision (benefit)
    and minority interest         (33,708)       (16,408)     (12,378)       (5,552)           (68,046)

Income tax (benefit)               (6,505)        (5,552)           -             -            (12,057)

  Loss before minority
    interest                      (27,203)       (10,856)     (12,378)       (5,552)           (55,989)

Minority interest in (income)
  loss of subsidiaries             (2,118)            89        2,238        12,715             12,924

  Net Loss                 $      (29,321)    $  (10,767)  $  (10,140)  $     7,163     $      (43,065)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Dollar Amounts in Thousands except subscriber and share data)

Historically, the Company has earned its revenues primarily from subscriber fees for services provided by its cable television systems and from the operations of four radio stations. In addition, the Company's 32.7% owned subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers in three geographic areas. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented. During the six month period ended November 30, 1995, the Company for accounting and reporting purposes consolidated the operations of East Coast Pay Television Pty. Limited, an Australian Company ("ECT"). ECT is pursuing opportunities to own, operate and invest in pay television services in Australia.

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

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's second revision to its rate formula. As a result, the Company experienced a further decrease in the regulated portion of its services for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline was offset in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel service and so called "external costs" as delineated in the rules. The bulk of such price adjustments became effective during the first fiscal quarter of the year ending May 31, 1996.
Six Months Ended November 30, 1995 and November 30, 1994

Revenue for the six months ended November 30, 1995 increased by $35,974 or 17.8%, over the six months ended November 30, 1994. Revenue from cable television operations increased by $18,166 or 11.2%, over the corresponding six months ended November 30, 1994 as a result of increases in the number of cable television subscriptions. Acquisitions of cable television systems accounted for $10,059 of the increase or 55.4%. The increase was partially offset by a decline in revenues related to the implementation of rate regulations established by the FCC pursuant to the 1992 Cable Act. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended November 30, 1995, were approximately 1,046,000 as compared to approximately 955,000 during the twelve-month period ended November 30, 1994, an increase of 9.5%.
Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $34.01 during the twelve months ended November 30, 1995, as compared to approximately $33.28 during the comparable prior twelve month period, an increase of 2.2%. The Australian operations accounted for $2,170 of the total increase in revenue.

Revenue from cellular telephone operations for the six months ended November 30, 1995 increased by $15,638 or 40%, over the six months ended
November 30, 1994.    The increase in revenue was the result of growth in
subscriptions to and increased usage of cellular telephone service. Acquisitions of 11 cellular telephone markets accounted for approximately $10,106 of the increase in cellular telephone revenue. The increase more than offset the revenue which was associated with cellular telephone markets sold or exchanged during the current six month period.

Costs and expenses excluding depreciation and amortization for the six months ended November 30, 1995 increased by $9,342 or 9.2% over the six months ended November 30, 1994. Cost of services for the six months ended November 30, 1995 increased by $1,596 or 3.2% over the corresponding period in the prior year, while selling, general and administrative expense increased by $7,746 or 15.2%. Cost of services of the Company's cable television operations declined by $447 or 1.1%, while selling, general and administrative expenses of the Company's cable television operations for the six months ended November 30, 1995 increased to $42,305 an increase of $2,991 or 7.6% over the $39,314 in the six months ended November 30, 1994. The Company's recent cable television acquisitions accounted for $2,019 or 67.5% of the $2,991 increase in selling, general and administrative expense.

Cost of services related to the cellular telephone operations during the six months ended November 30, 1995 was $12,537, an increase of $2,043 or 19.5% as compared to the six months ended November 30, 1994. The reason for the increase was the larger number of retail sales of telephones and the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network and acquisitions completed during the fiscal year ended May 31, 1995 and the six months ended November 30, 1995.

Selling, general and administrative expenses related to the cellular telephone operations rose to $16,083, an increase of $4,524 or 39% above the $11,559 recorded during the six months ended November 30, 1994. Primarily, the variable costs associated with a larger revenue base and acquisitions made during fiscal 1995 contributed to the increase. Secondarily, the increase was the result of the Company increasing its managerial, customer service and sales staff to accommodate the current and anticipated growth of its wireless telephone business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cellular telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired wireless telephone markets will contribute to an increase in these costs and expenses.

Depreciation and amortization for the six months ended November 30, 1995 increased by $14,350 or 17.8% over the six months ended November 30, 1994. The cellular telephone operations and acquisitions accounted for $5,516 of this increase, the cable television operations accounted for $8,834.

ECT incurred expenses of $8,943, including $5,870 of depreciation and amortization.

Operating income for the six months ended November 30, 1995 increased by $3,339 or 16.9% above the six months ended November 30, 1994. The cellular operating loss for the six months ended November 30, 1995 of $9,526 decreased by $3,555 or 27% from the loss of $13,081 for the six months ended November 30, 1994. The Australian operating loss for the six months ended November 30, 1995 was $6,773.

The Company has recorded $5,000 of other expense which represents certain minority investments in Australia accounted for by the Company using the equity method of accounting.

Interest expense for the six months ended November 30, 1995 increased by $24,666 or 37.6% as compared with the six months ended November 30, 1994 reflecting higher average debt levels and secondarily, higher interest rates in effect during the six months ended November 30, 1995. In addition, the Company incurred a non cash charge of $2,647 reflecting the write off of debt issuance costs associated with the CCC-I bank credit agreement refinanced during the six months ended November 30, 1995. For the six months ended November 30, 1995, the average debt outstanding was approximately $1,739,000 or $368,000 above the average outstanding debt balance of $1,371,000 during the six months ended November 30, 1994. The cellular operations accounted for $100,000 or 27.2% of the increase. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 10.5% in the six months ended November 30, 1995 as compared to approximately 9.8% in the six months ended November 30, 1994. The increase in such rates is primarily the result of a one time non cash charge of $2,647 of deferred debt issuance costs as a result of the Company's refinancing of the CCC-I credit facility (see Financing and Capital Formation - The Company). Secondarily, short-term interest rates of the Company's variable rate bank credit agreements increased from 6.2% at November 30, 1994 to 6.7% at November 30, 1995. Additionally, as described below interest expense related to the Company's interest rate hedge agreements declined during the six months ended November 30, 1995. During the six months ended November 30, 1995, the Company incurred interest expense of $553 in respect of the interest rate hedge transactions compared to interest expense of $1,846 in respect of the interest rate hedge transactions in the six months ended November 30, 1994. See "Liquidity and Capital Resources". Centennial's weighted average interest rate increased to 9.5% for the six months ended November 30, 1995 from 9.1% for the six months ended November 30, 1994.

After losses attributable to minority interests in subsidiaries for the six months ended November 30, 1995, a pretax loss of $55,122 was incurred, as compared to a pretax loss of $34,302 for the six months ended November 30, 1994. The income tax benefit of $12,057 for the six months ended November 30, 1995 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the six months ended November 30, 1995 and 1994.

The net loss for the six months ended November 30, 1995 of $43,065 represents an increase of $11,491 or 36.4% over the loss for the six months ended November 30, 1994. The Company expects net losses to continue until such time as the operations of the cellular telephone systems, Australian operations, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Three Months Ended November 30, 1995 and November 30, 1994

Revenue for the three months ended November 30, 1995 increased by $16,768 or 16.1% over the three months ended November 30, 1994. Revenue from cable television operations increased by $8,340 or 10% over the corresponding prior three month period as a result of increases in the number of cable television subscriptions and the acquisition of cable television systems (see Acquisitions - Cable Television). The Australian operations accounted for $2,170 of the increase.

Revenue from cellular telephone operations for the three month period ended November 30, 1995 increased by $6,258 or 29% over the three months ended November 30, 1994, primarily as a result of acquisitions and growth in subscriptions to cellular telephone services. The increase more than offset revenue which was associated with cellular telephone markets sold or exchanged during the current six month period.

Costs and expenses excluding depreciation and amortization for the three month period ended November 30, 1995 increased by $2,248 or 4.2% over the three months ended November 30, 1994. The cellular telephone operations accounted for $2,589 or 115.1% of this increase. Costs of services for the three months ended November 30, 1995 in the Company's cable operations declined by $743, while expenses increased by $980 in the cellular telephone operations. As a result, cost of services increased by $237 over the corresponding period in the prior year. Selling, general and administrative expenses increased by $2,011 over the three months ended November 30, 1994. The cellular telephone operations accounted for $1,609 or 80.0% of the increase. Depreciation and amortization expense for the three months ended November 30, 1995 increased by $5,721 or 13.8% over the comparable period in the prior year. The cellular telephone operations accounted for $1,655 of this increase.

ECT incurred expenses of $8,943. Such expenses include $5,870 of depreciation and amortization.

Operating income for the three months ended November 30, 1995 decreased by $144 or 1.5% over the corresponding three months ended November 30, 1994. The cellular operating loss for the three months ended November 30, 1995 of $4,822 decreased by $2,014 or 29% below the corresponding 1994 three month period.

The Company has recorded $2,900 of other expense which represents certain minority investments in Australia accounted for by the Company using the equity method of accounting.

Interest expense for the three months ended November 30, 1995 increased by $11,205 or 33.6% as compared with the three months ended November 30, 1994 reflecting higher debt levels. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures, increased to 10.1% for the three months ended November 30, 1995 from 9.6% for the three months ended November 30, 1994. Centennial's weighted average interest rate was 9.5% for the three months ended November 30, 1995 and 9.1% for the three months ended November 30, 1994.

After losses attributable to minority interests in subsidiaries for the three months ended November 30, 1995, a pretax loss of $28,399 was incurred, as compared to a pretax loss of $17,660 in the three months ended November 30, 1994. The income tax benefit of $7,251 for the three months ended November 30, 1995 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the three months ended November 30, 1995. The tax benefit of $1,043 for the three months ended November 30, 1994 was calculated in accordance with Financial Accounting Standards Board Statement No. 109.

The net loss of $21,148 for the three months ended November 30, 1995 represents an increase of $4,531 or 27.3% over the loss for the corresponding three month period in the prior fiscal year. The Company expects net losses to continue until such time as operations of cellular telephone systems, Australian operations, cable telephone systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of the acquisitions and operations described above.

Liquidity and Capital Resources (Dollar Amounts in Thousands except Share
Data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired 28 cellular telephone markets which it owns and manages, all of which are considered to be in the start-up or early development phase of operations, and equity investment interests in certain other cellular telephone systems. On March 13, 1995, Centennial successfully bid for one of two Metropolitan Trading Area (MTA) licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Since both the cable television and wireless telephone activities are capital intensive, the Company continues to seek various sources of financing to meet its needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities of the Company and its subsidiaries. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $955,000 of potential borrowing capacity as of January 10, 1996.

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

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and start-up expenditures for the wireless telephone systems. During the six months ended November 30, 1995, the Company made capital expenditures of $51,609 as compared to $46,312 for the corresponding prior six month period ended November 30, 1994. During the six months ended November 30, 1995, Centennial made capital expenditures of $21,591 or 41.8% of the Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it is anticipated that the level of capital expenditures for its cable television systems exclusive of those related to acquisitions described herein will decline from the prior fiscal year to an annualized rate of approximately $70,000. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Cellular telephone capital projects include the addition of cell sites for greater coverage areas as well as enhancements to the existing infrastructure of the cellular system. Centennial expects capital expenditures for its cellular telephone markets of $20,000 over the next fiscal year. Centennial during fiscal 1996 began construction of its PCS network in Puerto Rico. Centennial currently estimates that the cost to build out the infrastructure of its PCS network will be approximately $75,000 in the aggregate over the next three years, approximately $55,000 of which are expected to be incurred during fiscal 1996. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

For the six months ended November 30, 1995, earnings were less than fixed charges by $70,149 . However, such amount reflects non-cash charges totaling $97,003, consisting of depreciation and amortization of $94,900 and non-cash subsidiary preferred stock dividends of $2,103. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. It is anticipated that in the next fiscal year, cash generated from cellular telephone operations will not fully cover required capital expenditures and the debt service under its credit agreements and preferred capital stock dividends. It is currently anticipated that any shortfall will be made up either through cash on hand, equity issuances or additional borrowing. In that regard, Centennial, during July of 1994 completed a rights offering to holders of its Class A and Class B common shares with net proceeds of $86,500.
The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

                                    Six Months Ended November 30,
                                     1995                   1994
                              Amount       %           Amount      %
Net cash provided by
   operating activities      $15,548      15.5 %     $ 29,139     32.7%
Interest paid (including debt
   issuance costs)             84,527     84.5         59,968     67.3
Net cash provided            $100,075    100.0 %     $ 89,107    100.0%

Principal uses of
   net cash provided:
Interest paid (including debt
   issuance costs)           $ 84,527     84.5 %     $ 59,968     67.3%
Property, plant and equipment
   (excluding acquisitions)    51,609     51.6         46,312     52.0
Total                        $136,136    136.1       $106,280    119.3

Cash (required)              $(36,061)   (36.1)%     $(17,173)   (19.3)%


Net cash provided by operating activities of $100,075 for the six months ended November 30, 1995 and cash on hand were sufficient to fund the Company's expenditures for property, plant and equipment and debt service. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

                                              Six Months Ended November
30,
                                                1995              1994
Proceeds from long-term borrowings         $  268,500        $  184,672
Principal payments on long-term debt        (258,456)          (55,195)
Subsidiary common stock rights offering            --            49,490
Issuance and purchase of common stock             899               154
Cash provided by financing activities          10,943           179,121
Net capital  returned from equity
  investments                                   3,163             2,284
Acquisition of and investments in cable
  television, cellular telephone systems,
  marketable securities and other assets      (51,524)          (91,871)
Cash  (required from) available for
  operating activities                     $  (37,418)       $   89,534


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

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). The credit facilities required that at least 50% of outstanding debt under such facilities be hedged with agreements with an average life of three years. The Hedge Agreements are designed to limit the Company's exposure to the variable interest rate structure of the bank credit facilities. The Hedge Agreements are structured such that the Company pays a fixed rate of interest based upon a notional amount and in return receives a variable rate of interest based on either three
(3) month or six (6) month LIBOR. At November 30, 1995, the aggregate notional amount of the Hedge Agreements was $50,000 with a weighted average interest rate of 8.36%. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements upon expiration.

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of January 10, 1996, there was $252,000 available for issuance under this registration.

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

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At January 10, 1996, there were 4,465,896 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of January 10, 1996, $400,000 remained available for issuance.

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

Acquisitions - Cable Television

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 44,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $92,900 subject to adjustment. Citizens and the Company have agreed that they will own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. The obligations of the Century/Citizens Venture and the seller under the agreement are subject to the satisfaction of various closing conditions. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 20,000 primary basic subscribers was completed. The purchase price of approximately $51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally.

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

On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $286,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition during the first calendar quarter of 1996.

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

In summary, during fiscal 1995, Centennial acquired 10 markets covering 1,489,900 Net Pops. The aggregate purchase price for these acquisitions was $173,860. The purchases were funded with cash in the amount of $51,761 and 7,023,383 shares of Centennial Class A Common shares valued at $122,099.

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

On October 31, 1995, Centennial acquired (I) a 94% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for Centennial's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by Centennial of approximately $5,580, subject to adjustment, and (ii) an additional 14% minority interest in the Elkhart, Indiana RSA and additional 13% minority interest in the Lake Charles, Louisiana MSA for a cash payment of approximately $2,951.

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

ECT, through a wholly owned subsidiary, owns Satellite Subscription Broadcast License A ("Satellite License A"), one of only three licenses which may be granted by Australian authorities prior to July 1997 for direct-to-home ("DTH") satellite television broadcasting and which allows ECT to offer four channels of programming via DTH satellite. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B, the second of the three licenses currently available in Australia for DTH satellite television broadcasting, which allows it to offer four channels of programming via DTH satellite. ECT and Australis have entered into agreements pursuant to which ECT will offer its four channels of programming (the "License A Package") for distribution individually as a single four channel package or as part of Australis' multi-channel basic programming package known as the GALAXY Package. The programming is distributed via DTH satellite, microwave multi-point distribution system ("MDS") and other transmission technologies. The Company's arrangements with Australis contemplate that the GALAXY Package will be distributed by Australis through its distribution facilities in the six largest capital cities in Australia and in regional Western Australia and by its franchisees (one of which is ECT) to substantially all of the remaining population of Australia.

The distribution arrangements are subject to an agreement with Australis, pursuant to which ECT has the right to receive 25% of Australis' adjusted net cash flow from broadcasting services and operations. Subject to certain rights of approval in ECT with respect to expenditures and budgets, such percentage may be adjusted downward depending upon whether ECT elects to fund a specified portion of any funds raised and expended by Australis to establish transmission, subscriber management, customer service and certain other facilities as provided for in the agreement. The parties are presently in discussion with respect to whether funding is currently required by ECT under the agreement.

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

Programming for the License A Package is provided by XYZ Entertainment Pty. Limited ("XYZ"), a joint venture in which the Company holds a 25% interest. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc., a leading international provider of pay television services which holds
interests in the two other franchisees of Australis.   Programming
provided by XYZ includes Discovery Australia, a documentary, adventure, history, and lifestyle channel; Red, a music video channel; Max/Classic Max, a children and family channel; and Arena, a general entertainment channel.

The Company has also acquired an approximate 2% economic interest in Australis for approximately $10,000.

ECT has entered into a long-term agreement with FOXTEL pursuant to which FOXTEL has agreed to distribute the License A Package as well as two additional channels throughout Australia over FOXTEL's proposed cable television network. FOXTEL, a joint venture between Telstra Corporation Limited ("Telstra"), the government-owned Australian national telecommunications carrier, and The News Corporation Limited ("News"), a major international media and entertainment company, owns the remaining 50% of XYZ.

Australis has advised the Company that it has entered into a merger and other agreements with Telstra and News and certain of their subsidiary companies pursuant to which, if consummated, among other things (i) News and Telstra, together, will own a 60.5% economic interest in Australis,
(ii) the preferred method of distribution by Australis of its services will be by means of cable (utilizing the cable television infrastructure of Telstra) rather than DTH or MDS, and (iii) Australis will merchandise its programming services through FOXTEL brand rather than through the Galaxy name. The effect on ECT and XYZ of the merger and other arrangements among Telstra, News and Australis, if consummated, cannot now be fully ascertained.

The Australian operations described above are expected to be capital intensive requiring funds for the buildout of the franchise infrastructure, maintenance of the satellite distribution business, and the development of programming. In order to meet such requirements, ECT is currently evaluating various financing alternatives including bank borrowings, debt or equity issuances in the public and private markets and other financing resources, including funding from the Company. There is no assurance ECT will be successful in obtaining such funding on favorable terms.

Stock Repurchase

On March 10, 1995, the Company purchased 20,000,000 shares of its Class B Common Stock from Sentry Insurance a Mutual Company, of Stevens Point, Wisconsin ("Sentry Insurance"), at an aggregate price of $110,000 utilizing existing credit lines. Upon acquisition, the Class B shares were converted automatically to Class A shares. For the present, the acquired shares will be held in the Company's treasury. Prior to this acquisition, 65,406,115 shares of the Company's Class B Common Stock were outstanding of which 23,134,056 were held by Sentry Insurance.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase, from time to time, of up to 1,000,000 shares of Centennial's Class A Common Stock, depending on prevailing market conditions. Centennial has made no such purchases to date.


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

On August 25, 1995, the parties filed a joint stipulation for dismissal of this case with prejudice and informed the Court that they had entered into a settlement agreement resolving all claims in this litigation. By order dated September 6, 1995, the Court dismissed this case with prejudice. The settlement became fully effective on October 24, 1995, in accordance with the terms of the settlement agreement. The terms of the settlement will not have a material effect on the consolidated financial statements of the Company.



ITEM 5.   Other Information

On December 1, 1995, the Company and Citizens Utilities acquired the cable television systems serving the cities of Chino and Chino Hills, California and certain unincorporated areas of Orange, Riverside and San Bernardino Counties in California for approximately $40,500,000, subject to adjustment. At December 31, 1995, such cable systems served approximately 20,000 primary basic subscribers.

ITEM 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

                  i) Exhibit 11 - Statement re computation of per share earnings

          b)   Reports on Form 8-K

               None.

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

EXHIBIT TO FORM 10-Q

For the Six Months Ended
November 30, 1995 and November 30, 1994
COMPUTATION OF LOSS PER COMMON SHARE
(Amounts in thousands, except per share data)


                                                                             Six Months Ended
                                                                 November 30,             November 30,
                                                                     1995                     1994

Primary fully diluted:
Net Loss                                                       $     (43,065)           $     (31,574)
Accretion in liquidation value of subsidiary
    preferred stock                                                   (2,103)                  (2,324)
Loss applicable to common shares                               $     (45,168)           $     (33,898)

Average number of common shares and common
    share equivalents outstanding
        Average number of common shares
            outstanding during the period                         74,635,000               89,555,000
        Add common share equivalents - Options
            to purchase common shares - net                          733,000                  637,000
Average number of common shares and common
    share equivalents outstanding                                 75,368,000 (A)           90,192,000 (A)

Loss per common share                                          $       (.61) (A)        $       (.38) (A)


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

                              CENTURY COMMUNICATIONS CORP.





Date: January 16, 1996
                              ________________________________
                              Bernard P. Gallagher
                              President and Chief Operating Officer
                              (On behalf of Registrant)



Date:  January 16, 1996
                              _______________________________
                              Scott N. Schneider
                              Senior Vice President and Treasurer
                              (Principal Accounting Officer)