Form 10-Q
period 1996-02-29
CENTURY COMMUNICATIONS CORP
filed 1996-04-12
CIK 785080

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

                                   [X]
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                  For the quarterly period ended February 29, 1996
                                   OR
                                  [   ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from        to
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

Class A Common - 28,489,745 outstanding shares as of April 5, 1996 Class B Common - 45,406,115 outstanding shares as of April 5, 1996


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                                            February 29,   May 31,
                                                               1996          1995

ASSETS

Current assets:
   Cash and short-term investments                         $   157,376  $   228,764

   Accounts receivable, less allowance for doubtful
      accounts of $2,955 and $2,144, respectively               47,814       24,516

   Prepaid expenses and other current assets                     7,328        4,919

      Total current assets                                     212,518      258,199

Property, plant and equipment - net                            540,469      508,043

Investment in marketable equity securities                      51,677       46,671

Equity investments in cable television and cellular
   telephone systems - net                                     122,772      220,563

Debt issuance costs, less accumulated amortization
   of $10,327 and $7,695, respectively                          29,675       31,020

Cable television franchises, less accumulated
   amortization of $269,365 and $236,409. respectively         355,837      246,455

Wireless telephone licenses, less accumulated
   amortization of $153,722 and $146,305, respectively         366,928      394,184

Excess of purchase price over value of net
   assets acquired, less accumulated amortization
   of $49,485 and $46,629, respectively                        265,439      277,616

Other assets                                                    25,107       21,666

                                                           $ 1,970,422  $ 2,004,417

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(Amounts in thousands, except share data)

                                                                February 29,        May 31,
                                                                   1996              1995

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

    Current maturities of long-term debt                      $      5,729      $      7,450
    Accounts payable                                                48,738            68,937
    Accrued interest payable                                        37,795            29,068
    Other accrued expenses                                          45,813            42,668
    Customers' deposits and prepayments                             13,149            13,203
        Total current liabilities                                  151,224           161,326

Long-term debt                                                   1,781,790         1,741,143

Deferred income taxes                                               99,681           126,235

Minority interest in subsidiaries                                  173,782           157,625

Preferred stock, par value $.01 per share
    authorized 100,000,000 shares, none issued                           -                 -

Subsidiary convertible redeemable preferred stock (at
    aggregate liquidation value), par value $.01 per share,
    authorized, issued and outstanding 102,187 shares
    (redemption value of $1,823.00 per share)                      179,440           169,733

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
        Class A, authorized 400,000,000 shares,
           issued and outstanding 59,812,616 and
           59,484,685 shares, respectively                             598               595
        Class B, authorized 300,000,000 shares, issued
           and outstanding 45,406,115 shares                           454               454
    Additional paid-in capital                                     175,987           175,545
    Unrealized appreciation of marketable securities                19,422            14,416
    Cumulative translation adjustments                              (2,455)                -
    Accumulated deficit                                           (471,739)         (405,051)
                                                                  (277,733)         (214,041)

    Less:  Cost of 31,354,622 and 31,337,530 shares respectively,
            of Class A common stock in treasury                   (137,762)         (137,604)

        Total common stockholders' deficiency                     (415,495)         (351,645)

                                                              $  1,970,422      $  2,004,417




See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)



                                         Three Months Ended February 29, 28,   Nine Months Ended February 29, 28,
                                              1996                1995             1996               1995
Revenues:
    Cable service income                $      91,774       $      84,162     $    272,635       $    246,857
    Cellular service income                    27,938              21,967           82,573             60,964
    Australian operations                       2,342                   -            4,512                  -
                                              122,054             106,129          359,720            307,821

Costs and expenses:
    Cost of services - Cable                   20,869              20,997           60,452             61,027
    Cost of services - Cellular                 7,235               6,150           19,772             16,644
    Selling, general and administrative        30,710              30,968           89,329             81,841
    Depreciation and amortization              48,815              42,619          143,715            123,169
    Australian operations                      12,678                   -           21,621                  -
                                              120,307             100,734          334,889            282,681

Operating income                                1,747               5,395           24,831             25,140

Gain on sale of assets                             15                   -            4,218                  -
Interest expense                               43,693              33,876          134,026             99,543
Other expense                                   1,430                   -            6,430                  -

    Loss before income tax (benefit) and
        minority interest                     (43,361)            (28,481)        (111,407)           (74,403)
Income tax (benefit)                          (10,025)             (1,121)         (22,082)            (3,849)

    Loss before minority interest             (33,336)            (27,360)         (89,325)           (70,554)

Minority interest in loss of
    subsidiaries                                9,713               7,302           22,637             18,922

        Net loss                        $     (23,623)      $     (20,058)    $    (66,688)      $    (51,632)

Dividend requirement on subsidiary convertible
    redeemable preferred stock          $      (1,068)      $      (1,039)    $     (3,171)      $     (3,363)

Loss applicable to common shares        $     (24,691)      $     (21,097)    $    (69,859)      $    (54,995)

Loss per common share                   $       (.33)       $       (.23)     $      (.95)       $      (.61)

Weighted average number of common shares
    outstanding during the period          73,807,000          89,795,000       73,689,000         89,634,000

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
(Amounts in thousands, except share data)

                                   Common Stock               Additional Unrealized      Cumulative
                         Class A                Class B        Paid-In   Gain on Equity  Translation (Accumulate  Treasury
                   Shares     Dollars     Shares      Dollars  Capital   Securities      Adjustments   Deficit)   Stock     Total
Balance at
 June 1, 1994    34,687,013 $   347     66,177,130  $   662  $ 105,301 $      -         $          $(322,426)  $(27,512) $(243,628)

Shares issued
 in connection
 with employee
 incentive plans    445,025       4                              1,219                                             -         1,223

Class A shares
 purchased
 by the Company                                                                                                (110,092)  (110,092)

Unrealized
 appreciation
 of marketable
 securities                                                                14,416                                           14,416

Class A shares
 issued in
 conjunction with
 acquisitions     3,581,632      36                             43,839                                                      43,875

Class B shares
 converted to
 Class A shares  20,771,015     208    (20,771,015)    (208)                                                                     -

Net Paid in
 Capital
 contributed
 by minority
 interests                                                      29,263                                                      29,263

Accretion in
 liquidation
 value of
 subsidiary                                                     (4,419)                                                     (4,419)
 preferred stock

Vesting of
 subsidary
 stock options                                                     342                                                         342

Net loss                                                                                           (82,625)                (82,625)

Balance at
 May 31, 1995    59,484,685     595     45,406,115      454    175,545     14,416          -      (405,051)    (137,604)  (351,645)

Shares issued
 in connection
 with employee
 incentive plans    327,931       3                              2,373                                                       2,376

Class A shares
 purchased
 by the Company                                                                                                    (158)      (158)

Accretion in
 liquidation value
 of subsidiary
 preferred stock                                                (3,171)                                                     (3,171)

Net paid in capital
 contributed by
 minority interests                                              1,240                                                       1,240

Foreign currency
 translation
 adjustment                                                                         (2,455)                                 (2,455)

Unrealized
 appreciation of
 marketable securities                                                      5,006                                            5,006

Net loss                                                                                           (66,688)                (66,688)

Balance at
 February
 29,1996         59,812,616   $ 598     45,406,115    $ 454  $ 175,987    $19,422  $(2,455)     $ (471,739)  $(137,762)  $(415,495)


See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Amounts in thousands)
                                                           Nine Months Ended February 29, 28
                                                               1996                 1995

OPERATING ACTIVITIES:
   Cash received from subscribers and others             $     424,555        $     356,673
   Cash paid to suppliers, employees
      and governmental agencies                               (269,265)            (218,921)
   Debt issuance costs                                          (5,023)              (4,326)
   Interest paid                                              (103,857)             (80,021)

            NET CASH PROVIDED BY OPERATING ACTIVITIES           46,410               53,405

INVESTING ACTIVITIES:
   Capital expenditures                                        (71,952)             (79,244)
   Cable television franchise expenditures                      (2,417)                (472)
   Acquisition of other assets                                  (5,257)             (10,505)
   Acquisition of cable television and
       wireless telephone systems                              (62,819)             (90,409)
   Purchase of marketable securities                                 -               (5,350)
   Capital contributed to equity investments                      (433)              (1,361)
   Capital returned from equity investments                      4,818                2,641

             NET CASH USED IN INVESTING ACTIVITIES            (138,060)            (184,700)

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                          301,500              244,672
   Principal payments on long-term debt                       (283,456)             (55,946)
   Issuance of common stock                                      2,376                  560
   Purchase of treasury stock                                     (158)                 (92)
   Subsidiary common stock rights offering                           -               49,490

             NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      20,262              238,684

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                               (71,388)             107,389

CASH AND SHORT-TERM INVESTMENTS - BEGINNING
     OF PERIOD                                                 228,764               67,779

CASH AND SHORT-TERM INVESTMENTS - END                    $     157,376        $     175,168
     OF PERIOD









See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Amounts in thousands)

                                                                 Nine Months Ended February 29, 28
                                                                   1996                  1995
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

        Net loss                                               $  (66,688)         $     (51,632)

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                             143,715                123,169
        Gain on sale of assets                                     (4,218)                     -
        Deferred income taxes - decrease                          (23,500)                (6,450)
        Minority interest in loss of subsidiaries                 (22,637)               (18,922)
        Non cash interest charges                                  21,442                 13,919
        Debt issuance costs paid                                   (5,023)                (4,326)
        Other                                                        (255)                 1,542
        Change in assets and liabilities, net
           of effects of acquired, exchanged and disposed
           cable television and cellular telephone systems
             Accounts receivable - (increase)                     (11,951)                (9,363)
             Prepaid expenses and other current assets -
                (increase)                                         (2,290)                (4,514)
             Accounts payable and accrued expenses -
               increase                                            17,096                  7,690
             Customer deposits and prepayments -
               increase                                               719                  2,292

    Total adjustments                                             113,098                105,037

Net cash provided by operating activities                      $   46,410          $      53,405

See notes to consolidated financial statements

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of February 29, 1996 and the results of its consolidated operations and cash flows for the nine months ended February 29, 1996 and February 28, 1995. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1995 Annual Report on Form 10-K.

During the nine month period ended February 29, 1996, certain subsidiaries which were previously accounted for by the equity method were consolidated. There was no significant impact on the consolidated statement of operations as a result of this change.

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

Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficiency until realized. The Company recorded an unrealized gain of $5,006,000 and $22,086,000 during the nine months ended February 29, 1996 and February 28, 1995, respectively.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The Company recorded such a writedown during the fiscal year ended May 31, 1991 of $21,702,000.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of service revenues. Such programmers' shares netted against service income amounted to $69,042,000 and $48,924,000 for the nine months ended
February 29, 1996 and February 28, 1995, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $13,743,000 and $10,736,000 for the nine months ended February 29, 1996 and February 28, 1995, respectively.

NOTE 4.  REGISTRATION STATEMENTS

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000,000 of the Company's debt securities, augmenting the remaining $2,000,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of April 10, 1996, there was $252,000,000 available for issuance under this registration.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At April 10, 1996, there were 4,465,896 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of April 10, 1996, $400,000,000 remained available for issuance.

NOTE 5.  FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses, net of applicable deferred income taxes, resulting from such translation are included in stockholders' equity.
NOTE 6.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the nine months ended February 29, 1996 and February 28, 1995. The reclassifications result from the Company's acquisitions and exchanges and consolidation of entities previously accounted for by the equity method of accounting: (in thousands)

                                        Nine Months Ended February 29,
28,
                                        1996                1995

Current assets                       $ 11,479             $    --
Property, plant and equipment          10,420                  --
Equity investments                   (91,200)                  --
Cable television franchises           105,637                  --
Wireless telephone licenses             6,138                  --
Goodwill                              (4,323)              34,384
Other assets                            (987)                  --
                                     $ 37,164             $34,384

Current liabilities                  $ 23,915             $    --
Deferred taxes                        (1,454)              34,384
Minority interest                      15,918                  --
Additional paid in capital              1,240                  --
Translation adjustments                (2,455)                 --
                                     $ 37,164             $34,384

NOTE 7.  ACQUISITIONS, EXCHANGES, DISPOSITIONS

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

On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $286,000,000, subject to adjustment, payable in cash. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition during the second calendar quarter of 1996.

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

                                   Nine Months Ended February 29, 28,
                                      1996                   1995

Revenues                            $405,355               $380,051
Net loss                             (89,896)               (75,844)
Loss per common share                  (1.22)                  (.81)

Pro forma loss per common share for the nine months ended February 29, 1996 and February 28, 1995 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 8.  LONG-TERM DEBT

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

NOTE 9.  REGULATORY MATTERS

On February 1, 1996, Congress passed S.652, "The Telecommunications Act of 1996" ("Act"), which was signed into law by the President. The new law will alter federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act substantially deregulates (except for basic service) cable service rates over a three year period. Implementing regulations of the Act are currently being written. The effect that the Act will have on the Company cannot be determined at this time.


NOTE 10.  SEGMENT INFORMATION

Information about the Company's operations in its three business segments for the nine months ended February 29, 1996 and February 28, 1995 is as follows (amounts in thousands):
Nine Months Ended February 29, 28,                      1996               1995
Gross revenues:
    Cable television                               $    272,755       $    246,988
    Cellular telephone                                   82,573             60,964
    Australian operations                                 4,512                  -
    Eliminations                                           (120)              (131)
                                                   $    359,720       $    307,821

Operating income (loss):
    Cable television                               $     58,618       $     46,724
    Cellular telephone                                  (16,097)           (21,453)
    Australian operations                               (17,570)                 -
    Eliminations                                           (120)              (131)
                                                   $     24,831       $     25,140

Net loss:
    Cable television                               $    (39,406)      $    (41,740)
    Cellular telephone                                  (19,574)           (26,802)
    Australian operations                               (25,035)                 -
    Eliminations                                         17,327             16,910
                                                   $    (66,688)      $    (51,632)

Assets, at end of period:
    Cable television                               $  1,310,912       $  1,158,296
    Cellular telephone                                  779,257            703,832
    Australian operations                               143,738                  -
    Eliminations                                       (263,485)          (131,900)
                                                   $  1,970,422       $  1,730,228

Depreciation and amortization:
    Cable television                               $     90,141       $     76,522
    Cellular telephone                                   53,574             46,647
    Australian operations                                     -                  -
                                                   $    143,715       $    123,169

Capital expenditures:
    Cable television                               $     45,059       $     64,560
    Cellular telephone                                   26,893             14,684
    Australian operations                                     -                  -
                                                   $     71,952       $     79,244


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

NOTE 10.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
February 29, 1996
(Amounts in thousands)
                                  Century
                               Communications
                                Corp. before
                               consolidation of  Centennial               Reclassifications
                                 Centennial      Cellular    Australian        and
                               and Australia       Corp.     Operations   Eliminations     Consolidated
ASSETS

Current assets:
    Cash and short-term
       investments            $       84,181   $   72,501  $      694   $            -   $     157,376

    Accounts receivable - net         17,771       18,023      12,020                -          47,814

    Prepaid expenses and
       other current assets            5,081        2,247           -                -           7,328

        Total current assets         107,033       92,771      12,714                -         212,518

Property, plant and equipment -
    net                              442,504       80,717      17,248                -         540,469

Investment in marketable
    equity securities                 51,677            -           -                -          51,677

Investment in  Centennial Cellular
    Corp, at cost                    139,418            -           -         (139,418)              -

Equity investment in cable television
     and cellular telephone systems
    - net                            133,991      101,486      13,453         (126,158)        122,772

Debt issuance costs - net             21,670        8,005           -                -          29,675

Cable television franchises -
    net                              255,514            -     100,323                -         355,837

Wireless telephone licenses -
    net                                    -      366,928           -                -         366,928

Excess of purchase price over
    value of net assets
    acquired - net                   141,372      124,067           -                -         265,439

Other assets                          17,733        5,283           -            2,091          25,107

                              $    1,310,912   $  779,257  $  143,738   $     (263,485)  $   1,970,422










NOTE 10.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
(CONTINUED)
February 29, 1996
(Amounts in thousands)
                                Century
                             Communications
                              Corp. before
                             consolidation of    Centennial                   Reclassifications
                              Centennial          Cellular     Australian         and
                             and Australia         Corp.       Operations     Eliminations      Consolidated
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:
  Current maturities of
    long-term debt          $           50     $         -   $    5,679     $           -     $        5,729
  Accounts payable and
    accrued expenses                86,808          26,596       18,942                 -            132,346
  Customers' deposits
    and prepayments                  8,553           4,596            -                 -             13,149
    Total current liabilities       95,411          31,192       24,621                 -            151,224

Long-term debt                   1,431,790         350,000            -                 -          1,781,790

Deferred liability                   5,000           3,140            -            (8,140)                 -

Deferred income taxes               50,813          48,868            -                 -             99,681

Minority interest
  in subsidiaries                   53,971               -       15,016           104,795            173,782

Due to parent                            -               -      133,991          (133,991)                 -

Convertible redeemable
  preferred stock                        -         179,440            -                 -            179,440

Second series convertible
  redeemable preferred stock             -           6,985            -            (6,985)                 -

Common stockholders'
  equity (deficiency):
  Common stock, par
    value $.01 per share:
      Class A                          598             160            -              (160)               598
      Class B                          454             105            -              (105)               454

  Additional paid-in capital        83,781         386,107            -          (293,901)           175,987
  Unrealized gain on investment
    in equity securities            19,422               -            -                 -             19,422
  Translation adjustments                -               -       (2,455)                -             (2,455)
  Accumulated deficit             (292,566)       (221,939)     (27,435)           70,201           (471,739)
                                  (188,311)        164,433      (29,890)         (223,965)          (277,733)

  Less:  Cost of Class A common
         shares in treasury       (137,762)         (1,801)           -             1,801           (137,762)
       Note receivable                   -          (3,000)           -             3,000                  -

    Total common stockholders'
    equity (deficiency)           (326,073)        159,632      (29,890)         (219,164)          (415,495)

                            $    1,310,912     $   779,257   $  143,738     $    (263,485)    $    1,970,422


NOTE 10.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
NINE  MONTH PERIOD ENDED FEBRUARY 29, 1996
(Amounts in thousands)

                                Century
                             Communications
                             Corp. before
                             consolidation of   Centennial                Reclassification
                              Centennial        Cellular     Australian      and
                             and Australia        Corp.      Operations   Eliminations    Consolidated
Revenues:                  $      272,755     $   82,573   $    4,512   $      (120)    $      359,720

Costs and expenses:
  Costs of services                60,452         19,772            -             -             80,224
  Selling, general and
    administrative                 63,544         25,324          461             -             89,329
  Depreciation and
    amortization                   90,141         53,574            -             -            143,715
  Australian operations                 -              -       21,621             -             21,621
                                  214,137         98,670       22,082             -            334,889

    Operating income (loss)        58,618        (16,097)     (17,570)         (120)            24,831

Income from equity investment           -          7,656            -        (7,656)                 -
Interest                          108,198         24,793        1,035             -            134,026
Gain on sale of assets                  -          4,218            -             -              4,218
Other expense                           -              -        6,430             -              6,430

  Loss before income tax
    provision benefit
    and minority interest         (49,580)       (29,016)     (25,035)       (7,776)          (111,407)

Income tax benefit                (12,809)        (9,273)           -             -            (22,082)

  Loss before minority
    interest                      (36,771)       (19,743)     (25,035)       (7,776)           (89,325)

Minority interest in (income)
  loss of subsidiaries             (2,635)           169            -        25,103             22,637

  Net Loss                 $      (39,406)    $  (19,574)  $  (25,035)  $    17,327     $      (66,688)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Dollar Amounts in Thousands except subscriber and share data)

Historically, the Company has earned its revenues primarily from subscriber fees for services provided by its cable television systems and from the operations of four radio stations. In addition, the Company's 32.7% owned subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers in three geographic areas. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented. During the nine month period ended February 29, 1996, the Company for accounting and reporting purposes, consolidated the operations of East Coast Pay Television Pty. Limited, an Australian Company ("ECT"). ECT is pursuing opportunities to own, operate and invest in pay television services in Australia. (See Investments - Australian Pay Television).

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

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's second revision to its rate formula. As a result, the Company experienced a further decrease in the regulated portion of its services for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline was offset in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel service and so called "external costs" as delineated in the rules. The bulk of such price adjustments became effective during the first quarter of the current fiscal year.

On February 1, 1996, Congress passed S.652, "The Telecommunications Act of 1996" ("Act"), which was signed into law by the President. The new law will alter federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act substantially deregulates (except for basic service) cable service rates over a three year period. Implementing regulations of the Act are currently being written. The effect that the Act will have on the Company cannot be determined at this time. See "Recent Legislative Development".

Nine months Ended February 29, 1996 and February 28, 1995

Revenue for the nine months ended February 29, 1996 increased by $51,899 or 16.9%, over the nine months ended February 28, 1995. Revenue from cable television operations increased by $30,290 or 12.3%, over the corresponding nine months ended February 28, 1995 as a result of increases in the number of cable television subscriptions. Acquisitions of cable television systems accounted for $15,079 of the increase or %. The increase was partially offset by a decline in revenues related to the implementation of rate regulations established by the FCC pursuant to the 1992 Cable Act. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended February 29, 1996, were approximately 1,068,000 as compared to approximately 968,000 during the twelve-month period ended February 28, 1995, an increase of 10.3%. The impact of acquisitions of cable television systems accounted for 42.0% of the increase. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $34.42 during the twelve months ended February 29, 1996, as compared to approximately $33.29 during the comparable prior twelve month period, an increase of 3.4%. The Australian operations accounted for $4,512 of the total increase in revenue.

Revenue from cellular telephone operations for the nine months ended February 29, 1996 increased by $21,609 or 35.4%, over the nine months
ended February 28, 1995.    The increase in revenue was the result of
growth in subscriptions to and related increased usage of cellular telephone service. Acquisitions of 6 cellular telephone markets accounted for approximately $13,871 of the increase in cellular telephone revenue. The increase more than offset the revenue which was associated with cellular telephone markets sold or exchanged during the current nine month period of $2,433..

Costs and expenses excluding depreciation and amortization for the nine months ended February 29, 1996 increased by $10,041 or 6.3% over the nine months ended February 28, 1995. Cost of services for the nine months ended February 29, 1996 increased by $2,553 or 3.3% over the corresponding period in the prior year, while selling, general and administrative expense increased by $7,488 or 9.2%.

Cost of services of the Company's cable television operations declined by $575 or 1.0%, while selling, general and administrative expenses of the Company's cable television operations for the nine months ended February 29, 1996 increased to $64,005, an increase of $1,290 or 2.1% over the $62,715 in the nine months ended February 28, 1995. However, the Company's recent cable television acquisitions accounted for $3,211 or 249% of the $1,290 increase in selling, general and administrative expense.

Cost of services related to the cellular telephone operations during the nine months ended February 29, 1996 was $19,772 , an increase of $3,128 or 18.8% as compared to the nine months ended February 28, 1995. The reason for the increase was an increase in the number of telephone units sold and the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network and acquisitions completed during the fiscal year ended May 31, 1995 and the nine months ended February 29, 1996.

Selling, general and administrative expenses related to the cellular telephone operations rose to $25,324, an increase of $6,198 or 32.4% above the $19,126 recorded during the nine months ended February 28, 1995. Primarily, the variable costs associated with a larger revenue base and acquisitions made during fiscal 1995 contributed to the increase. Secondarily, the increase was the result of the Company increasing its managerial, customer service and sales staff to accommodate the current and anticipated growth of its wireless telephone business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cellular telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired wireless telephone markets will contribute to an increase in these costs and expenses.

Depreciation and amortization for the nine months ended February 29, 1996 increased by $20,546 or 16.7% over the nine months ended February 28, 1995. The cellular telephone operations and acquisitions accounted for $6,927 of this increase, the cable television operations accounted for $13,619.

The Australian operations incurred expenses of $21,621, including $11,909 of depreciation and amortization.

Operating income for the nine months ended February 29, 1996 declined by $309 or 1.2% below the nine months ended February 28, 1995. The cellular operating loss for the nine months ended February 29, 1996 of $16,067 decreased by $5,356 or 25% from the loss of $21,453 for the nine months ended February 28, 1995. The Australian operating loss for the nine months ended February 29, 1996 was $17,109.

The Company has recorded $6,430 of other expense which represents certain minority investments in Australia accounted for by the Company using the equity method of accounting.

Interest expense for the nine months ended February 29, 1996 increased by $34,483 or 34.6% as compared with the nine months ended February 28, 1995 reflecting higher average debt levels and secondarily, higher interest rates in effect during the nine months ended February 29, 1996. In addition, the Company incurred a non cash charge of $2,647 reflecting the write off of debt issuance costs associated with a bank credit agreement refinanced during the nine months ended February 29, 1996. For the nine months ended February 29, 1996, the average debt outstanding was approximately $1,745,000 or $360,000 above the average outstanding debt balance of $1,385,000 during the nine months ended February 28, 1995.
The cellular operations accounted for $100,000 or 27.8% of the increase. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 10.4% in the nine months ended February 29, 1996 as compared to approximately 9.8% in the nine months ended February 28, 1995. The increase in such rates is primarily the result of a one time non cash charge of $2,647 of deferred debt issuance costs as a result of the Company's refinancing of a bank credit facility (see Financing and Capital Formation - The Company). Secondarily, short-term interest rates of the Company's variable rate bank credit agreements increased from 6.6% at February 28, 1995 to 6.8% at February 29, 1996. Additionally, as described below interest expense related to the Company's interest rate hedge agreements declined during the nine months ended February 29, 1996. During the nine months ended February 29, 1996, the Company incurred interest expense of $741 in respect of the interest rate hedge transactions compared to interest expense of $2,372 in respect of the interest rate hedge transactions in the nine months ended February 28, 1995. All of the Company's obligations under interest rate hedge agreements expired during the nine months ended February 29, 1996. See "Liquidity and Capital Resources". Centennial's weighted average interest rate increased to 9.5% for the nine months ended February 29, 1996 from 9.1% for the nine months ended February 28, 1995.

After losses attributable to minority interests in subsidiaries for the nine months ended February 29, 1996, a pretax loss of $88,770 was incurred, as compared to a pretax loss of $55,481 for the nine months ended February 28, 1995. The income tax benefit of $22,082 for the nine months ended February 29, 1996 represents an adjustment to the deferred tax liability of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the nine months ended February 29, 1996 and February 28, 1995.

The net loss for the nine months ended February 29, 1996 of $66,688 represents an increase of $15,056 or 29.2% over the loss for the nine months ended February 28, 1995. The Company expects net losses to continue until such time as the operations of the cellular telephone systems, Australian operations, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Three Months Ended February 29, 1996 and February 28, 1995

Revenue for the three months ended February 29, 1996 increased by $15,925 or 15% over the three months ended February 28, 1995. Revenue from cable television operations increased by $9,954 or 11.8% over the corresponding prior three month period as a result of increases in the number of cable television subscriptions and the acquisition of cable television systems (see Acquisitions - Cable Television). The Australian operations accounted for $2,342 of the increase.

Revenue from cellular telephone operations for the three month period ended February 29, 1996 increased by $5,971 or 27.2% over the three months ended February 28, 1995, primarily as a result of acquisitions and growth in subscriptions to cellular telephone services. The increase more than offset revenue which was associated with cellular telephone markets sold or exchanged during the current nine month period.

Costs and expenses excluding depreciation and amortization for the three month period ended February 29, 1996 increased by $699 or 1.2% over the three months ended February 28, 1995. The cellular telephone operations accounted for $2,759 or all of the consolidated increase. Costs of services for the three months ended February 29, 1996 in the Company's cable operations declined by $128, while expenses increased by $1,085 in the cellular telephone operations. As a result, on a consolidated basis, cost of services increased by $957 over the corresponding period in the prior year. Selling, general and administrative expenses of the Company's cable operations declined by $1,932 while the cellular operations increased by $1,674 resulting in a consolidated decline of $258, below the three months ended February 28, 1995. Depreciation and amortization expense for the three months ended February 29, 1996 increased by $6,196 or 14.5% over the comparable period in the prior year. The cellular telephone operations accounted for $1,411 of this increase.

During the three months ended February 29, 1996, The Australian operations incurred expenses of $12,678. Such expenses include $6,039 of depreciation and amortization.

Operating income for the three months ended February 29, 1996 decreased by $3,648 or 67.6% below the corresponding three months ended February 28, 1995. The cellular operating loss for the three months ended February 29, 1996 of $6,571 decreased by $1,801 or 21.5% below the corresponding 1995 three month period.

The Company has recorded $1,430 of other expense which represents certain minority investments in Australia accounted for by the Company using the equity method of accounting.

Interest expense for the three months ended February 29, 1996 increased by $9,817 or 29.0% as compared with the three months ended February 28, 1995 reflecting higher debt levels. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures, increased to 10.0% for the three months ended February 29, 1996 from 9.7% for the three months ended February 28, 1995. Centennial's weighted average interest rate was 9.5% for the three months ended February 29, 1996 and 9.1% for the three months ended February 28, 1995.

After losses attributable to minority interests in subsidiaries for the three months ended February 29, 1996, a pretax loss of $33,648 was incurred, as compared to a pretax loss of $21,179 in the three months ended February 28, 1995. The income tax benefit of $10,025 for the three months ended February 29, 1996 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the three months ended February 29, 1996. The tax benefit of $1,121 for the three months ended February 28, 1995 was calculated in accordance with Financial Accounting Standards Board Statement No. 109.

The net loss of $23,623 for the three months ended February 29, 1996 represents an increase of $3,565 or 17.8% over the loss for the corresponding three month period in the prior fiscal year. The Company expects net losses to continue until such time as operations of cellular telephone systems, Australian operations, cable telephone systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of the acquisitions and operations described above.

Liquidity and Capital Resources (Dollar Amounts in Thousands except Share
Data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired 28 cellular telephone markets which it owns and manages, all of which are considered to be in the early development phase of operations. Centennial has also acquired equity investment interests in certain other cellular telephone systems. On March 13, 1995, Centennial successfully bid for one of two Metropolitan Trading Area (MTA) licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Since both the cable television and wireless telephone activities are capital intensive, the Company and Centennial continue to seek various sources of financing to meet their needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities of the Company and its subsidiaries. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $955,000 of potential borrowing capacity as of April 10, 1996.

The Company's internally-generated cash along with third party financing, primarily bank borrowings and the issuance of public debentures, has enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. In addition, Centennial has funded certain of its obligations through the sale and issuance of its equity securities to third parties. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with expanded bank lines of credit, through the issuance of debt securities in the public market and through private institutions as well as internally generated cash flow. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future. Certain of the debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of indebtedness.

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and expenditures for the wireless telephone systems. During the nine months ended February 29, 1996, the Company made capital expenditures of $71,952 as compared to $79,244 for the corresponding prior nine month period ended February 28, 1995. During the nine months ended February 29, 1996, Centennial made capital expenditures of $26,893 or 37.4% of the Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it is anticipated that the level of capital expenditures for its cable television systems exclusive of those related to acquisitions described herein will decline from the prior fiscal year to an annualized rate of approximately $70,000. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Cellular telephone capital projects include the addition of cell sites for greater coverage areas as well as enhancements to the existing infrastructure of the cellular system. Centennial expects capital expenditures for its cellular telephone markets of $20,000 during the current fiscal year. Centennial during fiscal 1996 began construction of its PCS network in Puerto Rico. Centennial currently estimates that the cost to build out the infrastructure of its PCS network will be approximately $75,000 in the aggregate over the next three years, approximately $25,000 of which is expected to be incurred during fiscal 1996. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

For the nine months ended February 29, 1996, earnings were less than fixed charges by $114,578. However, such amount reflects non-cash charges totaling $146,886, consisting of depreciation and amortization of $143,715 and non-cash subsidiary preferred stock dividends of $3,171. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. It is anticipated that in the next fiscal year, cash generated from cellular telephone operations will not fully cover required capital expenditures and the debt service under its credit agreements and preferred stock dividends. It is currently anticipated that any shortfall will be made up either through cash on hand, equity issuances or additional borrowing.

The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

                                 Nine months Ended February 29, 28,
                                    1996                    1995
                              Amount       %           Amount      %
Net cash provided by
   operating activities      $46,410      29.9 %     $ 53,405     38.8 %
Interest paid (including
   debt issuance costs)      108,880      70.1         84,347     61.2
Net cash provided           $155,290     100.0%      $137,752    100.0 %

Principal uses of
   net cash provided:
Interest paid (including
   debt issuance costs)     $108,880      70.1 %     $ 84,347     61.2 %
Property, plant and
   equipment (excluding
   acquisitions)              71,952      46.3         79,244     57.5
Total                       $180,832     116.4 %     $163,591    118.7

Cash required               $(25,542)    (16.4)%     $(25,839)   (18.7)%


Net cash provided by operating activities of $155,290 for the nine months ended February 29, 1996 and cash on hand were sufficient to fund the Company's expenditures for property, plant and equipment, debt service as well as funds used in financing and investing activities. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.
The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

                                              Nine Months Ended February
29, 28,
                                                1996              1995
Proceeds from long-term borrowings         $  301,500        $  244,672
Principal payments on long-term debt         (283,456)          (55,946)
Subsidiary common stock rights offering            --            49,490
Issuance and purchase of common stock           2,218               468
Cash provided by financing activities          20,262           238,684
Net capital  returned from equity
  investments                                   4,385             1,280
Acquisition of and investments in cable
  television, cellular telephone systems,
  marketable securities and other assets      (70,493)         (106,736)
Cash  (required from) available for
  operating activities or cash on hand     $  (45,846)       $  133,228

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

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). During the current fiscal year, all of the Company's obligations with respect to Hedge Agreements expired. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the expired Hedge Agreements.

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of April 10, 1996, there was $252,000 available for issuance under this registration.

On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year , $80,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b) "Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined.

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

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At April 10, 1996, there were 4,465,896 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of April 10, 1996, $400,000 remained available for issuance.

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

On November 28, 1994, the Company entered into an agreement to acquire the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $286,000, subject to adjustment, payable in cash.
Funds are currently available for this acquisition under an existing bank credit facility. At September 30, 1994, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. The Company anticipates completing this acquisition during the second calendar quarter of 1996.

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

Investments

Australian Pay Television

Since fiscal 1994, the Company has invested through a wholly-owned subsidiary in East Coast Pay Television Pty. Limited, an Australian company ("ECT"), which is pursuing opportunities to own, operate and invest in pay television services in Australia (which is an emerging pay television market). Such investment was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. In conjunction with such interest, the Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into management agreements with ECT and has agreed to fund up to an aggregate of $20,000 for certain costs and working capital requirements.

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

ECT has entered into a long-term agreement with FOXTEL pursuant to which FOXTEL has agreed to distribute the License A Package as well as two additional channels throughout Australia over a proposed cable television network. FOXTEL has entered into a similar arrangement with Australis for the License B channels.

Australis has announced that a proposed merger between it and Foxtel which would have provided Australis with financial resources, has been abandoned. The company has become aware that Australis is now negotiating an alternate funding arrangement with News, Tel-Communications, Inc. ("TCI") and Lenfest Communications, Inc. ("Lenfest") pursuant to which News, TCI and Lenfest will guarantee certain loans to be made to Australis in exchange for warrants to purchase equity in Australis. The other provisions of such potential arrangement are not known to the Company. The effect on ECT and XYZ of the potential arrangements among TCI, Lenfest and Australis, if finalized and later consummated, cannot now be ascertained.

The Australian operations described above are expected to be capital intensive requiring funds for the buildout of the franchise infrastructure, maintenance of the satellite distribution business, and the development of programming. In order to meet such requirements, ECT is currently evaluating various financing alternatives including bank borrowings, debt or equity issuances in the public and private markets and other financing resources, including funding from the Company. There is no assurance ECT will be successful in obtaining such funding on favorable terms. The Company has invested $123,000 in the Austrian Pay TV ventures.

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

RECENT LEGISLATIVE DEVELOPMENT

The Telecommunications Act of 1996

      The Telecommunications Act of 1996 ("Act"), was enacted into law on February 8, 1996. This new law will alter federal, state and local laws and regulations regarding telecommunications providers and services, including the Company and the cable television and other telecommunications services provided by the Company. The following is a summary of certain provisions of the Act which could materially affect the growth and operation of the cable television industry and the cable and telecommunications services provided by the Company. As noted below, there are numerous rulemakings to be undertaken by the Federal Communications Commission ("FCC") which will interpret and implement the provisions discussed below. It is not possible at this time to predict the outcome of such rulemakings.

Cable Rate Regulation

      Rate regulation of the Company's cable television services is divided between the FCC and local units of government such as states, counties or municipalities. The FCC's jurisdiction extends to the cable programming service tier ("CPST"), which consists largely of satellite-delivered programming (excluding basic tier programming and programming offered on a per channel or per program basis). Local units of governments (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for regulating rates for the basic tier of cable service ("BST"), which will typically contain at least the local broadcast stations and Public Access, Educational and Government ("PEG") channels. Equipment rates are also regulated by LFAs. The FCC retains appeal jurisdiction from LFA decisions. Cable services offered on a per channel or per program only basis remain unregulated.

      The Act eliminates CPST rate regulation as of March 31, 1999. In the interim, CPST rate regulation can be triggered only by an LFA complaint to the FCC. An LFA complaint must be based upon more than one subscriber complaint. Prior to the Act, an FCC review of CPST rates could be occasioned by a single subscriber complaint to the FCC. The Act does not disturb existing or pending CPST rate settlements between the Company and the FCC. The Company's BST rates remain subject to LFA regulation under the Act.

      Existing law precludes rate regulation entirely wherever a cable operator faces "effective competition." The Act expands the definition of effective competition to include any franchise area where a local exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through direct broadcast satellite
(DBS), or any multichannel video provider using the facilities of a local exchange carrier or other multichannel video provider provides such service. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (at least 12 channels including some television broadcast signals) in the franchise area.

      Under the Act, the Company will be allowed to aggregate, on a franchise, system, regional or company level, its equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category. The Act will allow the Company to average together costs of different
types   of   converters  (including  non-addressable,  addressable,   and
digital).   The  statutory changes will also facilitate the rationalizing
of  equipment  rates across jurisdictional boundaries.   These  favorable
cost-aggregation rules do not apply to the limited equipment used by "BST-only" subscribers.

      Cable Uniform Rate Requirements. The Act immediately relaxes the "uniform rate" requirements by specifying such requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about "predatory" pricing may be made to the FCC. Upon a prima facie showing that there are reasonable grounds to believe that the discounted price is predatory, the cable system operator will have the burden of proving otherwise.

      System Sales. The Act eliminates the existing three-year holding requirement with respect to the sale of cable television systems.

     Cable System Definition. The Act changes the definition of a "cable system" so that competitive providers of video services will only be regulated and franchised as a cable system if they use public rights-of-way.

Cable Pole Attachments

     Under the Act, investor-owned utilities must make poles and conduits available to cable systems under delineated terms. Electric utilities are given the right to deny access to particular poles on a nondiscriminatory basis for lack of capacity, safety, reliability, and generally accepted engineering purposes. The current method for determining rates charged by telephone and utility companies for cable delivery of cable and non-cable services will continue for five years. However, the Act directs the FCC to establish a new formula for the rental rate for poles used by cable operators who provide telecommunications services which will result in higher pole rental rates for such cable operators. Any increases pursuant to this formula may not begin for 5 years and will be phased in equal increments over years 5 through 10. This new FCC formula does not apply in states which certify they regulate pole rents. Pole owners must impute pole rentals to themselves if they offer telecommunications or cable services. Cable operators need not pay future "make-ready" on poles currently contacted if the make-ready is required to accommodate the attachments of another user, including the pole owner.

Cable Entry Into Telecommunications

      The Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from LFAs for such services. The Act prohibits LFAs from requiring cable operators to provide, or prohibiting them from providing, telecommunications service or facilities as a condition of a grant of a franchise, franchise renewal, or franchise transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations.

      The Act states that traditional cable franchise fees may only be based on revenues related to the provision of cable television services.

      Interconnection and Other Telecommunications Carrier Obligations. To facilitate the entry of new telecommunications providers (including cable operators), the Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. Existing local exchange carriers ("LECs") also have the following obligations: (1) good faith negotiation with those seeking interconnection; (2) unbundling, equal access and non-discrimination requirements; (3) resale of services, including "resale at wholesale rates" (with an exception for certain low-priced residence services to business customers); (4) notice of changes in the network that would affect interconnection and interoperability; and (5) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical. The FCC has six months from the date of enactment to "complete all actions necessary to establish regulations" needed to effectuate this section. The Act also directs the FCC, within one year of enactment, to adopt regulations for existing LECs to share infrastructure with "qualifying" carriers.

      Under the Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Cost of interconnection will not be determined in a rate of return proceeding. Traffic termination charges shall be "mutual and reciprocal." The Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public service commission ("PSC") for approval. A PSC may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter. If the PSC acts, an aggrieved party's remedy is to file a case in federal district court.

      The Act requires that all telecommunications providers (including cable operators that provide telecommunications services) must contribute equitably to a Universal Service Fund ("USF"), although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. The Act allows states to determine which intrastate telecommunications providers contribute to the USF.

Telephone Company Entry Into Cable Television

      The Act allows telephone companies to compete directly with cable operators by repealing the telephone company-cable cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the Bell Operating Companies, to compete with cable both inside and outside their telephone service areas. If a LEC provides video via radio waves, it is subject to Title III broadcast jurisdiction. If a LEC provides common carrier channel service it is subject to Title II common carrier jurisdiction. A LEC providing video programming to subscribers is otherwise regulated as a cable operator (including franchising, leased access, and customer services requirements), unless the LEC elects to provide its programming via an "open video system." LEC owned programming services will also be fully subject to program access requirements.

      The Act replaces the FCC's video dialtone rules with an "open video system" ("OVS") plan by which LECs can provide cable service in their telephone service area. LECs complying with FCC OVS regulations will receive relaxed oversight. The Act requires the FCC to act on any such OVS certification within ten days of its filing. Only the program access, negative option billing prohibition, subscriber privacy, EEO, PEG, must-carry and retransmission consent provisions of the Communications Act of 1934 will apply to LEC provided OVS. Franchising, rate regulation, consumer service provisions, leased access and equipment compatibility will not apply. Cable copyright provisions will apply to programmers using OVS. LFAs may require OVS operators to pay "franchise fees" only to the extent that the OVS provider or its affiliates provide cable services over the OVS. OVS operators will be subject to LFA general right-of-way management regulators. Such fees may not exceed the franchise fees charged to cable operators in the area, and the OVS provider may pass through the fees as a separate subscriber bill item.

      The Act requires the FCC to adopt, within six months from the date of enactment, regulations prohibiting an OVS operator from discriminating among programmers, and ensuring that OVS rates, terms, and conditions for service are reasonable and nondiscriminatory. Further, the FCC is to adopt regulations prohibiting a LEC-OVS operator, or its affiliates, from occupying more than one-third of the system's activated channels when demand for channels exceeds supply, although there are no numeric limits. The Act also mandates OVS regulations governing channel sharing; extending the FCC's sports exclusivity, network nonduplication, and syndex regulations: and controlling the positioning of programmers on menus and program guides. The Act does not require LECs to use separate subsidiaries to provide incidental interLATA video or audio programming services to subscribers or for their own programming ventures.

      Buyouts. While there remains a general prohibition on LEC buyouts of cable systems (any ownership interest exceeding 10 percent), cable operator buyouts of LEC systems, and joint ventures between cable operators and LECs in the same market, the Act provides exceptions. A rural exemption permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area. Where a LEC purchases a cable system, that system plus any other system in which the LEC has an interest may not serve 10% or more of the LEC's telephone service area. Additional exceptions are also provided for such buyouts. The Act also provides the FCC with the power to grant waivers of the buyout provisions in cases where (I) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

Electric Utility Entry into Telecommunications

      The Act provides that registered utility holding companies and subsidiaries may provide telecommunications (including cable) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. It is anticipated that large utility holding companies will become significant competitors to both cable television and other telecommunications providers.

Miscellaneous Reforms

      Cross-Ownership; Must Carry. The Act eliminates broadcast/cable cross-ownership restrictions, but leaves in place FCC regulations prohibiting local cross-ownership between television stations and cable systems and directs the FCC to reexamine the need for these rules. The Act repeals the network/cable cross-ownership rules, but empowers the FCC to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The satellite master antenna television and multichannel multipoint distribution system cable cross-ownership restrictions have been eliminated for cable operators subject to effective competition.

       The Act preserves must carry rights for local television broadcasters, and establishes new audience standards based on commercial publications which delineate television markets based on viewing patterns. The FCC is directed to grant or deny must carry requests within 120 days of a complaint being filed with the FCC.

      Cable Equipment Compatibility; Scrambling Requirements. The Act directs an FCC equipment compatibility rulemaking emphasizing that (1) narrow technical standards, mandating a minimum degree of common design among televisions, VCRs, and cable systems, and relying heavily on the open marketplace, should be pursued; (2) competition for all converter features unrelated to security descrambling should be maximized; and (3) adopted standards should not affect unrelated telephone and computer features. The Act directs the FCC to adopt regulations which assure the competitive availability of converters ("navigation devices") from vendors other than cable operators. The Act provides that the FCC's rules may not impinge upon signal security concerns or theft of service protections. Waivers will be possible where the cable operator shows the waiver is necessary for the introduction of new services. Once the equipment market becomes competitive, FCC regulations in this area will be terminated.

      The Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, the Act provides that sexually explicit programming must be fully scrambled or blocked. If the cable operator cannot fully scramble or block its signal, it must restrict transmission to those hours of the day when children are unlikely to view the programming. This requirement has been stayed pending judicial review.

       Cable Provision of Internet Services. Transmitting indecent material via the Internet is made criminal by the Act. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. The Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.





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

                  i) Exhibit 11 - Statement re computation of per share earnings

          b)   Reports on Form 8-K

               None.

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

EXHIBIT TO FORM 10-Q

For the Nine Months Ended
February 29, 1996 and February 28, 1995
COMPUTATION OF LOSS PER COMMON SHARE
(Amounts in thousands, except per share data)


                                                                             Nine Months Ended
                                                                 February 29,             February 28,
                                                                     1996                     1995

Primary fully diluted:
Net Loss                                                       $     (66,688)           $     (51,632)
Accretion in liquidation value of subsidiary
    preferred stock                                                   (3,171)                  (3,363)
Loss applicable to common shares                               $     (69,859)           $     (54,995)

Average number of common shares and common
    share equivalents outstanding
        Average number of common shares
            outstanding during the period                         73,689,000               89,634,000
        Add common share equivalents - Options
            to purchase common shares - net                          702,000                  556,000
Average number of common shares and common
    share equivalents outstanding                                 74,391,000 (A)           90,190,000 (A)

Loss per common share                                          $       (.94) (A)        $       (.61) (A)


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

                              CENTURY COMMUNICATIONS CORP.





Date:  April 12, 1996
                              ________________________________
                              Bernard P. Gallagher
                              President and Chief Operating Officer
                              (On behalf of Registrant)



Date:  April 12, 1996
                              _______________________________
                              Scott N. Schneider
                              Senior Vice President and Treasurer
                              (Principal Accounting Officer)