Form 10-K
period 1996-05-31
CENTURY COMMUNICATIONS CORP
filed 1996-08-28
CIK 785080

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K
(Mark One)
      x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended May 31, 1996
                                    OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o.

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

As of August 16, 1996, there were 29,014,414 shares of Class A Common Stock outstanding and 45,101,115 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on August 16, 1996 of $8.50 per share, was $239,274,626.


                   DOCUMENTS INCORPORATED BY REFERENCE
       Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                                  PART 1


ITEM 1.   BUSINESS.

GENERAL

     The Company was incorporated in New Jersey on December 5, 1985 as the holding company for a corporation of the same name incorporated in Texas on June 12, 1973 ("Century-Texas"). As used in this Annual Report on Form 10-K, the term "Company" includes Century Communications Corp., a New Jersey corporation, and its subsidiaries. The Company is engaged in the ownership and operation of cable television systems, wireless telephone systems and radio stations and the operation of a cable television news programming service.

      The Company owns and operates 70 cable television systems in 25 states and Puerto Rico. At May 31, 1996, the Company's cable systems passed approximately 2,060,000 homes and served a total of approximately 1,250,000 primary basic subscribers.

     The Company is engaged in the wireless telephone business through its subsidiary, Centennial Cellular Corp. ("Centennial Cellular" or "Centennial"), in which the Company has a 31.8% common equity interest (28.9% on a diluted basis). Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. Centennial's current wireless interests represent markets which cover a population of approximately 10.0 million. Approximately 6.4 million of this population is represented by Centennial's current domestic cellular telephone interests. The balance of approximately 3.6 million in population represents Centennial's interest in a recently acquired personal communications services ("PCS") license covering the
Commonwealth of Puerto Rico and the U.S. Virgin Islands. See "Business - Wireless Communications."

     The Company has acquired interests in complementary businesses in the developing pay television industry in Australia. The interests include investments in entities which have the following: (i) ownership of one of three satellite subscription broadcast licenses granted by the government of Australia which permits distribution of programming via direct-to-home satellite television broadcasting throughout Australia; (ii) ownership of wireless cable distribution licenses for the retail distribution, primarily through multichannel multipoint distribution systems (MDS), of pay television services in areas covering approximately 755,000 households, in most of Coastal New South Wales and in Tasmania; (iii) a participation in and the contractual right to maintain, at the Company's option, up to a 25% interest in the net cash flow of another Australian pay television operator, covering more than 3.5 million households; and (iv) ownership of a 25% interest in a joint venture to develop and own programming which will be distributed through a variety of technologies, including owned and third party distribution facilities. See "Business - Australian Pay Television."

      For certain industry segment information regarding the Company's cable television, Australian pay television and wireless telephone businesses, see Note 16 of Notes to Consolidated Financial Statements.

CABLE TELEVISION

     Cable television is a service that delivers a variety of channels of television programming, primarily video entertainment and news, as well as information, original programming and FM radio signals, to subscribers who pay a monthly fee for the service.

      The primary level of cable television service is commonly referred to as "basic service" and must be taken by all subscribers. The content of basic service varies widely from franchise to franchise but, pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), must now include local television signals and public, governmental and educational access channels, and may also include certain satellite delivered cable programming channels. One or more expanded tiers of service may also be offered to subscribers. These expanded tiers of service usually include additional satellite delivered cable programming channels and are available for additional monthly fees. Basic service and expanded cable programming tiers are subject to the rate regulation provisions of the 1992 Cable Act. However, cable programming tiers consisting of channels new to a system are not rate regulated. Further, the Telecommunications Act of 1996 eliminates the cable programming service tier rate regulations as of March 31, 1999. See "Business - Regulation and Legislation - Cable Television - Federal Regulation - Rate Regulation."

      Most cable television systems also offer premium services, such as Home Box Office, Showtime, The Movie Channel, Cinemax and The
Disney Channel, on a per channel basis for an extra monthly fee and may also offer sporting events, concerts and other entertainment programming as a premium service on a per program basis. Satellite delivered cable programming channels may also be offered as a premium service on a per channel basis or as part of a package of premium services. Per channel and per program services are not subject to the rate regulation provisions of the 1992 Cable Act. See "Business - Regulation and Legislation -Cable Television - Federal Regulation - Rate Regulation."

Development of Cable Television Systems

      The following table indicates the growth of the Company's cable television systems since May 31, 1992:

                                             May 31,
                            1996        1995       1994        1993        1992
Homes passed by cable    2,060,000   1,790,000  1,675,000   1,650,900  1,650,000
Primary basic
  subscribers            1,250,000   1,100,000    945,000     934,000    907,000
Primary basic subscribers
  as a percentage of
  homes passed               60.7%       61.4%      56.4%       56.6%      55.0%

      The growth in the number of subscribers that the Company experienced during the fiscal year ended May 31, 1996 is primarily attributable to the acquisition of cable television systems. In addition, the expansion of existing cable television systems and increased subscriber acquisition through marketing and sales efforts by the Company contributed to the increase. The decline in percentage penetration is primarily due to the acquisition of cable television systems during fiscal 1996 which, on average, had lower penetration (approximately 59.5%) than the Company's then existing cable systems.

     Management's estimate of homes passed in franchise areas is based on local sources believed to be reliable, such as city directories, chambers of commerce, public utilities, estimates of public officials and, where available, actual house counts.

The Cable Television Systems

      On May 31, 1996, the Company acquired from ML Media Partners, L.P. ("MLMP") cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California (collectively, the "Systems") for an aggregate purchase price of approximately $287 million (subject to post-closing adjustment) in cash. The purchase price was determined by arm's-length negotiations between the parties and was funded by available bank lines of credit. At May 31, 1996, such systems served an aggregate of approximately 135,000 primary basic subscribers. The Company and MLMP, through their respective subsidiaries, jointly own (50% each) a joint venture that operates cable television systems in Puerto Rico.

      At May 31, 1996, all of the Company's cable television systems were wholly-owned by the Company except for the systems serving Brunswick, Georgia, Owensboro, Kentucky, Wauwatosa, Wisconsin, Glendora, Chino and Chino Hills, California and greater San Juan, Puerto Rico, all of which are owned 50% by the Company. At May 31, 1996, the systems serving Brunswick, Georgia, Owensboro, Kentucky and Wauwatosa, Wisconsin served an aggregate of approximately 100,000 primary basic subscribers and the systems serving Glendora, Chino and Chino Hills, California served an aggregate of approximately 49,000 primary basic subscribers, while the system serving greater San Juan, Puerto Rico served approximately 119,000 primary basic subscribers.

      On  August  16,  1996, the Company entered  into  agreements  to purchase (i) the assets related to the cable televisions systems serving Oxnard and Walnut Valley, California for an aggregate purchase price of approximately $104 million (subject to adjustment), payable in cash, and (ii) the assets related to the cable television system serving Yorba Linda, California for a purchase price of approximately $36 million (subject to adjustment), payable in cash. At May 31, 1996, the Oxnard and Walnut Valley cable television systems served 40,764 and 18,763 equivalent basic subscribers, respectively, and at July 31, 1996, the Yorba Linda cable television system served 16,885 equivalent basic subscribers. The Company's obligation to consummate these transactions under the agreements is subject to the satisfaction of various closing conditions, including approval from the Federal Communications Commission ("FCC") and other regulatory approvals.
There can be no assurance that the closing conditions will be satisfied. The Company anticipates completing these acquisitions during the fourth quarter of the fiscal year ended May 31, 1997.

      On December 1, 1995, the Company and Citizens Utilities Company ("Citizens Utilities" or "Citizens") acquired the cable television systems serving the cities of Chino and Chino Hills, California and certain unincorporated areas of Orange, Riverside and San Bernardino counties in California for approximately $40,500,000, subject to adjustment. The Company and Citizens Utilities each hold a 50% interest in these cable television systems. At May 31, 1996, such cable systems served approximately 21,000 primary basic subscribers. Together with a previously acquired system serving Glendora, California, this joint venture owns cable systems which served at May 31, 1996 approximately 49,000 primary basic subscribers.

      On March 1, 1995, the Company acquired cable television systems located in California, Colorado, Idaho, Montana and Washington for an aggregate purchase price of $99,805,000, subject to adjustment, payable by $55,930,000 in cash and the balance in approximately 3,581,632 registered shares of Class A Common Stock of the Company (valued at $12.25 per share, subject to post-closing adjustment based on the price performance of the Class A Common Stock). At May 31, 1996, such cable television systems served an aggregate of approximately 48,000 primary basic subscribers.

Subscriber Services and Rates

      Like other cable television operators, the Company offers to its subscribers multiple channels of television programming, primarily video entertainment and news, as well as information, Company-produced programming and FM radio programming. Services vary from system to system because of differences in channel capacity, regulatory requirements and viewer interest.

      The Company's cable television revenues are derived principally from monthly subscription fees for cable television service. Rates to subscribers vary from market to market and in accordance with the type of service selected. Effective September 1, 1993, the Company revised its rate structure and the packaging of programming services it offers to subscribers. In virtually all of the Company's cable television systems, basic service was expanded to include many satellite delivered cable programming channels previously offered on expanded tiers of service, while certain selected satellite delivered cable programming channels are offered on a per channel basis and as part of a package of services. Further adjustments to the Company's rates were made pursuant to the FCC's November 10, 1994 revision to its rate formula. A number of franchising authorities have become certified to regulate the basic service rates charged by Company systems. Some of these franchising authorities have issued decisions ordering the Company to reduce its rates and to refund past overcharges to subscribers. The Company has appealed several of these decisions to the FCC.

     On August 23, 1996, the FCC released an order seeking comments on a proposed resolution of pending basic and cable programming service tier rate complaints in several Los Angeles, California cable systems served by the Company. The proposed resolution also calls for the FCC to reconsider the Letter of Inquiry Ruling adopted by the FCC with respect to the Company's Los Angeles and Beverly Hills systems in December of 1994. If finally adopted by the FCC, the proposed resolution would require the Company to adjust its rates for its basic and cable programming service tiers in the subject systems and, additionally, make a refund of approximately $1,900,000 to subscribers. Under the terms of the proposed resolution, local franchising authorities could "opt out" of specified refunds and decide basic service tier refunds and rates based on the terms of the Letter of Inquiry Ruling as reconsidered. For recent developments in cable programming service tier rate regulations, see "Business - Regulation and Legislation - Cable Television - Federal Regulation - Rate Reduction."

     As noted above, on September 1, 1993, the Company, as part of its rate adjustments, implemented a plan whereby subscribers are given the choice of buying certain satellite delivered programming services individually on a per channel basis or as part of a package of premium services at a discounted price. The FCC, in its reconsideration of the original rate regulations, stated that it was going to review the validity of such a la carte service offerings, and it empowered franchising authorities to do the same. A la carte packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers, and cable operators engaging in such practices may be subject to further rate adjustments and refund orders. As part of the November 10, 1994 revisions to its rate regulations, the FCC decided that discounted packages of non-premium a la carte services will be subject to rate regulation in the future. However, in applying this new policy to a la carte packages such as those already offered by the Company and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to the a la carte package, the package will be treated as if it were a tier of new program services and thus not subject to rate regulation. Approximately 84% of the Company's primary basic subscribers have a la carte offerings which conform to this structure, and thus are not subject to rate regulation. Approximately 16% of the Company's primary basic subscribers have expanded a la carte service offerings, which are subject to the rate settlement described above.

     In addition to monthly subscription fees, other potential sources of revenue for cable operators are the sale of advertising time on locally originated and satellite delivered programming and revenues from services which offer merchandise for sale to subscribers. Such services compensate cable television systems based upon a percentage of their sales revenue. None of such potential sources of revenue are subject to rate regulation.

      Most of the Company's systems have a capacity of at least 35 channels and all are fully built, except for upgrading, rebuilding and extension of certain systems and continuing construction of cable plant in certain systems to accommodate growth within the Company's franchise areas. As of May 31, 1996, all or certain portions of 40 of the Company's systems, serving an aggregate of approximately 1,000,000 primary basic subscribers, were equipped with addressable decoding converters, which permit the Company to adjust service received by a subscriber without making a service call and serve as a computerized method of controlling the signals decoded and received by subscribers. Such converters also enable the Company to sell optional pay-per-view programming.

Franchises

      The Company's cable television systems operate pursuant to non-exclusive franchises issued by governmental authorities. In many cases, a system passes homes in more than one governmental subdivision and, occasionally, more than one state. Under the terms of most of the Company's franchises, a franchise fee (ranging up to 5% of revenues of the cable system) is payable to the governmental authority. See "Business_Regulation and Legislation_Cable Television_Federal Regulation." As of May 31, 1996, the Company held 365 franchises with unexpired terms ranging from under one year to over fifteen years. These franchises typically contain many conditions, such as standards of service, including number of channels and provision of free service to schools and certain other public institutions, time requirements on commencement and completion of construction, and the maintenance of insurance and indemnity bonds. State and local franchises are in certain respects subject to the requirements of federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the 1992 Cable Act and the Telecommunications Act of 1996. See "Business - Regulation and Legislation - Cable Television - Federal Regulation."

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

      The franchise for the City of Santa Monica, California, serving approximately 22,500 primary basic subscribers as of May 31, 1996, was terminated by the City of Santa Monica effective December 13, 1987, due to alleged violations of the local ordinance with respect to the transfer of the franchise to the Company prior to approval from the local authority. The relevant local authority has not yet enforced this termination and the Company continues to operate this system. The Company and the relevant local authority have agreed that neither party has waived its legal rights as a result of the local authority's failure to enforce the termination of the franchise. The parties are currently negotiating the terms of a new franchise agreement and the Company anticipates concluding an acceptable franchise agreement with the local authority. If, however, such an agreement is not concluded and the local authority seeks to enforce the termination, the Company intends to oppose vigorously such action and termination in an appropriate forum based upon its rights under applicable law.

Programming Suppliers

     The Company provides cable network programming to its subscribers pursuant to contracts with program suppliers. The Company generally pays program suppliers a monthly fee per subscriber. The costs to the Company to provide cable programming have increased in recent years and are expected to continue to increase as a result of additional programming being provided to subscribers, increased consumer identification with certain program suppliers permitting such suppliers to charge increased fees, inflationary increases and other factors. Pursuant to certain provisions of the 1992 Cable Act, commencing in October 1993, the Company can be required to pay fees or other consideration to broadcast stations for permission to retransmit over the air broadcast signals for which the Company had previously not been charged a fee. See "Business - Regulation and Legislation - Cable Television - Federal Regulation - Carriage of Broadcast Television Signals."

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

      Other technologies supply services that compete with certain services provided by cable television. These technologies include direct broadcast satellite to home transmission (DBS) (whereby signals are transmitted by satellite to receiving facilities located on the premises of subscribers); "wireless cable" including multichannel multipoint distribution systems (MDS) and similar technologies (which use low-power microwave frequencies to transmit programming over the air to subscribers); satellite master antenna systems (SMATV) (which use a satellite earth station to receive signals and then transmit such signals by cable to residences within a given building or complex); television translator stations (which rebroadcast television broadcast signals at different frequencies at lower power to improve reception); and "low-power" television stations (LPTV), which have begun operations in certain communities, and may increase the number of free and subscription broadcast television signals in many areas.

      Homeowners and apartment building owners also have the option to purchase earth stations, which allow for the direct reception of satellite pay television and some expanded basic signals without interconnecting with a cable system.

      All of the foregoing services and technologies have the capacity to deliver multiple channels of video programming and other information to subscribing homes and thus to compete directly with the cable services provided by the Company. The 1992 Cable Act and FCC regulations prohibit cable operators from owning and operating certain competing technologies, such as SMATV and MDS, within their franchise service areas. As these technologies and services continue to develop, and because of recent measures by the federal government encouraging such development, as well as the 1992 Cable Act, there is expected to be increased competition adversely affecting the business of the Company. In addition, certain provisions of the Telecommunications Act, such as the change in the definition of a "cable system" so that competitive providers of video services will only be regulated as a cable system if they use public rights-of-way, could materially affect the growth and operation of the cable television industry and the cable services provided by the Company. See "Business - Regulation and Legislation - Cable Television - Federal Regulation."

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

      Applications for competing franchises may be made at any time. It is possible that well-financed businesses, including businesses from outside the cable industry (such as the public utilities which own the facilities to which the cable is attached), may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against the national television networks owning cable systems and telephone companies may now enter the cable industry, as more fully discussed below.

      Pursuant to the 1996 Telecommunications Act, local telephone companies, which were previously barred from the ownership and operation of cable systems in their service areas, are now permitted to enter the cable television business. The FCC had recently begun permitting local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming. Neither the telephone company nor the video programmer is required to obtain a franchise from the local government. The 1996 Telecommunications Act replaces the video dialtone scheme with a concept called open video systems ("OVS") whereby local telephone companies will be able to become FCC-certified to offer channel capacity to third parties and to directly offer video programming on up to one-third of the system's capacity. An OVS operator will not have to obtain a local franchise, nor will it be subject to rate regulation, but it will have to abide by a number of the rules which govern cable operators. In the alternative, local telephone companies can choose to become franchised cable operators in their own right.

AUSTRALIAN PAY TELEVISION

     During fiscal 1994, 1995 and 1996 the Company invested, through a wholly-owned subsidiary, approximately $140,000,000 in the developing pay television industry in Australia including approximately $120,000,000 in East Coast Pay Television Pty Limited ("ECT" includes such corporation and its wholly-owned subsidiaries), a corporation organized under the laws of New South Wales, Australia and through a wholly-owned subsidiary the Company also entered into a joint venture with United International Holdings, Inc. ("UIH"), a leading international provider of pay television services. The Company currently has a net 25% interest in the joint venture corporation, XYZ Entertainment Pty Limited ("XYZ"), a corporation organized under the laws of New South Wales, Australia.

       ECT, through a wholly-owned subsidiary, owns Satellite Subscription Broadcast License A, described below ("Satellite License A" or "License A"), one of three such licenses that may be
granted  by  Australian authorities prior to July 1997.   The  license
allows for direct-to-home ("DTH") satellite television broadcasting and allows ECT to offer four channels of programming via DTH. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B ("License B"), the second of the three licenses currently available for DTH services, allowing for the DTH broadcast of four channels of programming. ECT and Australis have entered into agreements pursuant to which ECT will offer its four License A channels for distribution individually or as part of a combined package with License B programming in a package of services known as the Galaxy Package. License A and License B programming are to be distributed via DTH, Microwave Multipoint Distribution Systems ("MDS") and cable. The Galaxy Package will be distributed by Australis through DTH and MDS in the six largest capital cities in Australia (as well as Western Australia) and in distinct regional areas outside the capital cities by its franchisees. In addition to holding License A, ECT is a franchisee of Australis in regions covering approximately 755,000 households.

      ECT, Australis and Australis' other franchisee have acquired control of substantially all of the currently issued licenses which can be used for transmission of pay television programming via MDS in Australia. ECT owns or controls all of the currently issued licenses which entitle it to transmit pay television programming via MDS in its franchise area, which covers most of Coastal New South Wales and all of Tasmania (including Wollongong, Hobart and Newcastle, Australia and surrounding areas) (the "ECT Franchise Areas") and has entered into a franchise agreement with Australis (the "Franchise Agreement") pursuant to which it has the exclusive right (and is obligated) for at least a fifteen year period (with an option to renew for an additional ten years) to deliver in each of the ECT Franchise Areas any subscription broadcast service supplied by Australis, including the Galaxy Package. The ECT Franchise Areas contain approximately 755,000 households or approximately 12% of all Australian households.

      Programming for the License A Package (as defined below) is provided by XYZ. The Company's 25% interest in XYZ is derived through the Company's joint venture with UIH. The above noted structure is pursuant to a series of agreements entered into by the Company, UIH and FOXTEL, a joint venture between Telestra Corporation Limited, the government-owned Australian national telecommunications carrier, and The News Corporation Limited, a major international media and entertainment company. Programming provided by XYZ comprises the four License A channels, namely: the Discovery channel, a documentary channel; Red, a music video channel; Nickelodeon, a children's and family channel; and Arena, a general entertainment channel (together, the "License A Package"). In addition, XYZ is developing two additional channels (channels 5 and 6) which it will seek to have included in the Galaxy Package.

      ECT has entered into a long-term agreement with FOXTEL (a competitive cable television provider) pursuant to which FOXTEL has agreed to distribute the License A Package, as well as channels 5 and 6 throughout Australia over FOXTEL's cable television network. ECT receives a monthly per subscriber fee from FOXTEL for the License A Package. FOXTEL owns the remaining 50% of XYZ. Pursuant to arrangements between ECT and FOXTEL, ECT is prohibited from granting any third party the right to distribute the License A Package and Channels 5 and 6 by cable television in Australia without the prior consent of FOXTEL. However, ECT has retained the non-exclusive right to distribute the License A Package by cable television in the ECT Franchise areas. In addition, if FOXTEL supplies any FOXTEL channels for distribution by Galaxy, FOXTEL must authorize Galaxy to provide the same Channels to the Franchisees for distribution by MDS transmission and DTH satellite in the franchise areas. These arrangements with FOXTEL provides for fixed per subscriber prices as well as minimum subscribers until January 1, 2001. FOXTEL is presently meeting the minimum guarantee.

Satellite Distribution Rights

      Australian authorities have awarded three satellite broadcast licenses (A, B and C) for a total of 10 satellite-delivered programming channels on an exclusive basis until July 1997. Two of these licenses were issued on a price-based allocation while the third was granted to a government entity. ECT owns Satellite License A, which it successfully bid for in February 1994 for approximately $57,000,000. Ownership of Satellite License A allows ECT to broadcast four channels of programming via DTH satellite (the "License A Package"). Australis, through a subsidiary, successfully bid for Satellite License B in December 1993. Ownership of Satellite License B allows Australis to broadcast four channels of programming (the "License B Package"). The Australian Broadcasting Corporation (the "ABC"), a government-owned national broadcaster, was issued the third license, which allows it to broadcast the two remaining programming channels. Although the Broadcasting Services Act 1992, as amended ("BSA") does not provide for the issuance of more satellite licenses prior to July 1997, beginning in July 1997, the Australian Broadcasting Authority (the "ABA") may issue additional DTH satellite licenses.

DTH Satellite and MDS Transmission

       The principal source of revenue to ECT stems from its arrangements with Australis pursuant to which the License A Package is included as part of Australis' multi-channel programming package known as the Galaxy Package. This arrangement permits the License A Package to be distributed via DTH and MDS to substantially all of the population of Australia. By including the License A and B Packages, the Galaxy Package currently comprises thirteen channels including eight Broadcast (nine if on MDS) and five Narrowcast channels.

      Australis' ability to deliver the Galaxy Package throughout most of Australia is in part a result of its franchise arrangements with other entities, one of which is ECT.

      Australis has acquired from ECT the right to distribute the License A Package via MDS transmission throughout Australia, including the franchise areas, for a term of fifteen years, with a five-year extension option in ECT's favor. If the Franchise Agreement with respect to the ECT Franchise Areas is terminated, however, ECT will have the right to distribute its programming through affiliates for delivery via MDS transmission. Australis pays ECT a per subscriber fee for the use of the License A Package and such fee is adjusted each year by a specified formula. Pricing discounts exist with respect to such fee for any month in which certain minimum aggregate subscriber levels are reached. In addition, ECT is reimbursed by XYZ for any costs incurred by ECT in connection with this arrangement. ECT pays an equivalent fee to that received from XYZ for the provision by XYZ of the programming that comprises the License A Package. Following November 1997, ECT may retain $1.00 per each subscriber to the Galaxy Package per month.

      Australis began commercial distribution of the License A and B Packages as part of the Galaxy Package in April 1995 via MDS transmission and in November 1995 via DTH Satellite. ECT and the other franchisees began distribution of the Galaxy Package in June 1995 and August 1995, respectively, via MDS distribution. Currently, there are approximately 150,000 MDS and DTH subscribers to the Galaxy Package.

Cable

      The License A and License B Packages are also being distributed by FOXTEL over its national cable television network. FOXTEL has agreed to transmit the License A Package, the License B Package and the new Channels 5 and 6 that will be provided by XYZ as part of its basic service throughout Australia for 25 years. FOXTEL pays a fee per cable customer to ECT in connection with this arrangement subject to minimum subscriber guarantees which increase from 75,000 subscribers at January 1, 1996 to 550,000 subscribers by January 1, 2001. FOXTEL is presently meeting its minimum subscriber level. If FOXTEL is unable to reach the target number of subscribers, FOXTEL is required to pay ECT an amount equal to the product of the minimum target number of subscribers and the fee for each subscriber. FOXTEL is currently meeting its minimum requirement with 81,300 subscribers. FOXTEL is permitted to offer other channels in addition to the License A and License B Package as part of its cable television programming.

      ECT is prohibited from granting any third party the right to distribute the License A Package and Channels 5 and 6 by cable television in Australia without the prior consent of FOXTEL. However, ECT has retained the non-exclusive right to distribute the License A Package by cable television in the East Coast Franchise Areas. In addition, if FOXTEL supplies any FOXTEL channels for distribution by Galaxy, FOXTEL must authorize Galaxy to provide the same Channels to the Franchisees for distribution by MDS transmission and DTH satellite in the franchise areas.

Other Programming

      FOXTEL has agreed to make all channels of programming to be distributed by FOXTEL on its cable television network also available to Australis for distribution via MDS and DTH at a price to be negotiated, pursuant to an agreement with Australis. The Company believes that such channels of programming must be nominated as Franchisor Services which Australis provides to ECT under the Franchise Agreement, and that accordingly, Australis must make such channels of programming available for distribution by ECT. Australis has asserted that it does not have such an obligation. See "- Disputes with Australis; Dependence on Australis; Weak Financial Position of Australis."

Pay Television Distribution

Scope

       The ECT Franchise Areas encompass approximately 755,000 households, or 12% of all Australian households. ECT owns all of the currently issued MDS licenses in the ECT Franchise Areas. ECT has completed the installation of 3 large and 2 small of a total of 47 possible MDS head-ends and transmitters in the principal markets in its franchise areas and is currently capable of reaching approximately 178,400 households via MDS. In June 1995, ECT began to market its service to 33,000 households. Currently, ECT has over 8,000 subscribers in these areas. ECT plans to roll-out its services in its entire franchise area. ECT's MDS reach at the completion of its roll-out will be approximately 411,900 households, with the remainder of its franchise homes being covered predominately by DTH. ECT plans to deliver services principally via MDS and secondarily via DTH satellite to the majority of its customers.





Franchise Agreement

     Pursuant to the Franchise Agreement, dated as of July 8, 1994 (as amended, the "Franchise Agreement"), between ECT and Australis, ECT has the right for 15 years after the commencement dates to deliver in the ECT Franchise Areas any Subscription Broadcast, Narrowcast or subscription audio service supplied by Australis ("Franchisor Services"). Currently the Franchise Agreement permits ECT to broadcast Australis' Galaxy Package in the ECT Franchise Areas. ECT has been granted an option to extend the term of the Franchise Agreement for an additional 10 years (provided ECT is not in breach of the Franchise Agreement and all fees owed to Australis thereunder have been paid).

     Pursuant to the Franchise Agreement, ECT is required, among other things, to use its best efforts to provide to its subscribers all of the services made available to it by Australis under the Franchise Agreement using all transmission technologies owned by, licensed to, or used by ECT, and to deliver Australis' pay television services to its subscribers at substantially the same rate as such services are provided by Australis.

     Under the Franchise Agreement, Australis is required, among other things, to provide ECT with access to and use of its transmission facilities and its subscriber management system. ECT is responsible for funding the purchase price for and installation of subscriber equipment, advertising, marketing and promotion of Australis' services within the East Coast Franchise Areas. However, Australis is required to provide advertising, marketing and promotional materials for ECT if ECT elects to contribute an annual levy therefor. Generally, ECT is initially required to pay Australis a service fee of (i) 35% of net revenue (adjusted for leasing and rental costs for subscriber equipment, depreciation and taxes) from the pay television services provided by Australis in the East Coast Franchise Areas and (ii) any program costs of Australis in excess of a base amount (but not exceeding an additional 15% of the net revenues from the pay television services provided by Australis in the East Coast Franchise Areas. Currently, ECT's franchise fee is 50% of net revenues, which is the maximum amount. In addition, a proportionate share of Australis' cost of operating its subscriber management system for subscribers within the East Coast Franchise Areas is subject to a cap. In addition, ECT is entitled to insert four minutes per hour of advertising into the Galaxy Package (two minutes for the Nickelodeon and Discovery channels after July 1997). When permitted by the government, ECT believes that, in accordance with customary industry practice, the movie studios which supply product for Showtime and Encore will not permit insertion of advertising on those services.
For a discussion of certain disputes that ECT has with Australis regarding the Franchise Agreement, see "- Dependence on Australis; Weak Financial Position of Australis; Disputes with Australis."

National Distribution Interests

      Pursuant to the Infrastructure Utilization Agreement between ECT and Australis (the "Infrastructure Utilization Agreement" or "IUA"), ECT has a contractual right to maintain, at ECT's option, up to a 25% interest in the accumulated revenues net of certain associated expenses of Australis with respect to all of its services, referred to in the IUA as the adjusted infrastructure net cash flow ("AINCF"). The IUA provides ECT with the opportunity to participate in the cash flow from the national pay television network and programming businesses which are being developed by Australis and its franchisees. Included in this network are the six capital cities of Australia which contain nearly 62% of Australia's population.

      The extent of ECT's participation in the AINCF is conditioned upon its contribution to certain of Australis' costs in connection with its operations, such as transmission, broadcasting, receiving and certain relevant support facilities, including subscriber management and customer service (the "IUA Costs"). ECT's initial participation level is 25%, a figure established by taking into account the relationship between the aggregate capital originally invested or committed by each of Australis and ECT (principally for licenses) of approximately Australian $300 million and Australian $100 million, respectively, to their own pay television businesses in Australia. Such percentage (hereinafter referred to as its "Specified Percentage") may be adjusted proportionately downward depending upon the extent to which ECT elects to fund the IUA Costs. The IUA provides that, notwithstanding any subsequent event, ECT shall be entitled to receive its Specified Percentage of AINCF in accordance with the IUA. However, there can be no assurance that Australis will produce AINCF at any time in the future.

      Certain conditions precedent must be met prior to any adjustment in ECT's Specified Percentage including, but not limited, to the provision by Australis to ECT of annual budgets and any material information requested by ECT relevant to any recalculation of ECT's Specified Percentage. ECT is entitled to participate in and approve all aspects of implementation and operation in Australia of any subscription television and related businesses, including staffing, technical development, programming, engineering, financing, administration, subscription management and marketing. In addition, an agreement between ECT and Australis must be reached as to the determination of all amounts giving rise to any adjustment in the Specified Percentage. ECT asserts that it has not yet elected to make a contribution toward such expenditures and disputes whether the conditions precedent required to be met by Australis as a condition to such election have, in fact, been adequately met. ECT believes that certain prerequisite steps have not been taken by Australis, and as a result the time period for ECT to elect to contribute its share of these expenditures has not yet begun to run. Australis has asserted that as of January 1996, ECT's Specified Percentage has decreased from 25% to 13.4% and possibly to 10% at May 31, 1996 due to ECT's failure to contribute funds (approximately Australian $136,000,000). There can be no assurance that this dispute will be resolved nor that, after reviewing the relevant information, ECT will elect to contribute its share of the funding under the IUA.
See "-Dependence on Australis; Weak Financial Position of Australis - Disputes with Australis."

      Pursuant to the IUA, ECT has appointed Australis, and Australis has agreed for a term of 99 years, to perform the following services: to provide facilities for distribution of the four channels comprising the License A Package via DTH and MDS transmission and any other transmission or delivery technology controlled by Australis; to establish, operate and maintain transmission facilities for distribution of such programming and channels; to provide certain consulting services and technical expertise with respect to marketing and advertising; and to establish and maintain a subscriber management system. However, ECT will at all times remain in control of its programming and operations, as required under the BSA. The IUA provides for designation of a committee of three members (one designee of each of Australis and ECT with a third member appointed by both parties and additional members to be appointed if necessary) to provide advice and assistance with respect to the matters which are the subject of such agreement.

Programming

General

      ECT has arrangements with major programming businesses in Australia which are designed to procure high quality product for its subscribers. Programming for the License A Package is provided by XYZ. XYZ provides ECT with available programs, including The Discovery Channel, a documentary channel; Red, a music video channel; Nickelodeon, a children's channel; and Arena, a general entertainment channel. In addition, XYZ is developing two additional channels (Channels 5 and 6) for which ECT has been appointed the exclusive distributor and which it will seek to have included in the Galaxy Package.


The Galaxy Package

      ECT  and  Australis have combined the License A  and  License  B
Packages to create the Galaxy Package, a multi-channel base programming package with individual channels airing 24 hours per day, designed to appeal to distinct demographic groups and household members in all markets.

License A Package

      XYZ has agreed to produce four channels of programming for the License A Package and two additional channels to be distributed by ECT. The channels will be available 24 hours each day. ECT has been granted exclusive distribution rights in Australia for 25 years to broadcast or license others to broadcast this programming to subscribers via satellite, MDS and cable. ECT also has the right to market the four channels as ECT's subscription TV Broadcasting Services or those of any of its licensees. XYZ has discretion in making decisions with respect to the programming subject to ECT's right to edit, interrupt, or withdraw any part of a channel in specified circumstances and to ECT's channel specifications.

      XYZ is obliged to provide ECT with detailed monthly program schedules for the channels. Although copyrights and other intellectual property rights in the program schedules are owned by XYZ, ECT is permitted to reproduce the program schedules in newspapers and magazines in order to promote the programs on the channels. XYZ owns the intellectual property rights relating to trademarks, logos, service marks, characters and titles developed by XYZ. XYZ may not exploit or otherwise authorize others to exploit any of the channels in Australia in any medium including TV. However, XYZ may transmit the channels outside Australia provided such transmission cannot be received in Australia. XYZ is further prohibited from distributing within Australia any similar program services in terms of content, genre, target audience and other commercial objectives.

      The four channels of programming which make up the License A Package are supplied by XYZ. XYZ launched its channels in April 1995 and, as of March 31, 1996, provided its channels to approximately 229,000 MDS, DTH and cable subscribers (including 6,800 households who receive only foreign language programming) in Australia.

     Music Video

     XYZ provides Red, Australia's first 24-hour music channel.

     Documentary

      XYZ provides The Discovery Channel, based on the documentary programming that is popular in the United States and other English-speaking countries, pursuant to arrangements with the developer of the Discovery programming.

     General Entertainment

      Arena channel is a general entertainment channel with dramas, mini-series, comedies, variety shows, talk shows, game shows, sports and music.

     Children's

      Nickelodeon provides children's programming to Australia from 6 am to 8 pm (or 10 pm on Saturday) and classic family programming from 8 pm (or 10 pm on Saturday) to 6 am.

License B Package

      The four channels of programming which make up the License B Package are supplied by Australis. Australis launched some of its channels in January 1995 and additional channels in March 1995 and has reported that, as of March 31, 1996, it provided its channels to approximately 229,000 MDS, DTH and cable subscribers in Australia. These channels include movie channels, a sports channel, a news channel, a general entertainment channel, and certain special interest or Narrowcast Services.

Dependence   on  Australis;  Weak  Financial  Position  of  Australis;
Disputes with Australis

      Under the Franchise Agreement and IUA, ECT is dependent on the efforts of Australis in the development of the pay television industry in Australia. The Company has become aware that Australis' financial position has significantly deteriorated to the point where its ability to survive as a going concern is in doubt. ECT's financial position (and, as a result, Company's investment in ECT) may be materially and adversely affected if Australis were to become insolvent. ECT's pay television subscriber business is dependent on acceptance of the
Galaxy Package as a well-known national product as well as the infrastructure established by Australis, including the national marketing and subscriber management service.

      If Australis were to become insolvent and, as a result, were not able to provide infrastructure services, subscriber management systems and other related services for ECT, ECT would need to develop such services on its own, which could be on economic terms to ECT less favorable than those now available from Australis.

      In addition, ECT understands that under this circumstance, ECT may be required to seek replacement programming currently provided by Australis which may be on less favorable terms than those provided by Australis. Additionally, ECT could be required to continue to provide the License A Package to Australis, while the obligation of Australis to provide the License A Package, either by itself or as part of the Galaxy Package, to ECT as a franchisee could be avoided, and certain agreements, including the IUA and the Franchise Agreement, could be modified or voided by a bankruptcy liquidator if determined to be "unprofitable." Existing obligations of Australis under these agreements could be subject to reorganization claims and preferences. Moreover, if Australis were unable to expand its subscriber base, the distribution of the License A Package throughout Australia may be inhibited. Further in the event of any such insolvency ECT may be required to pay Australis' portion of accrued and unpaid satellite lease payments for the transmission of the GALAXY Package since ECT is jointly and severally liable for those payments. The incremental cost to ECT for the Australis portion of this obligation would be approximately $6,250,000 per annum.

      Australis has recently announced a recapitalization plan which includes the introduction of additional equity and the transfer of certain assets to joint venture with OptusVision (a competitive cable provider). The plan is subject to lender, shareholder, and regulatory approvals as well as an additional debt offering to be completed by October 31, 1996. ECT is currently reviewing the plan to determine the impact, if any, on its business and the extent to which certain consents requested by Australis will be accommodated. ECT has been given no assurance that the plan, as proposed, will receive the necessary approvals or that the contemplated debt offering will be successful.

       The Company is currently unable to predict the ultimate resolution of these matters. At May 31, 1996 the remaining net book value of its investments in the various aspects of Australian pay television aggregated $84,518,000. The Company will continue to assess the potential impact of the above noted matters on its investments in its Australian pay television businesses.

Competition

      As the pay television market in Australia develops, ECT expects to face competition from a number of existing and future sources. ECT expects to compete with providers of pay television services in connection with all three currently available delivery systems and any new delivery systems which may be introduced. Such competition will intensify if additional MDS and broadcasting licenses are issued (to the extent not acquired by ECT) and, after July 1997, if additional DTH satellite licenses are issued. A number of satellites already have, and in the future additional satellites could have, the capacity and positioning necessary to deliver additional DTH satellite transmissions to the Australian market (although ECT believes such DTH Services would require large dish sizes). ECT also expects to compete with existing Off-Air television networks, movie theaters, video rental stores and other entertainment and leisure activities generally.

Pay Television Providers

      Australis and its Franchisees, including ECT, initially will be the major providers of pay television via MDS in Australia having acquired during the regional MDS license allocation process all or substantially all available MDS licenses in the regions being offered. ECT believes it is unlikely that any group will be able, in the near term to establish a competitive service offering pay television services via MDS transmission that will impact the roll-out of ECT's or Australis' pay television services. However, if Australis does not submit transmitter proposals in regional Western Australia, there may be other MDS competitors.

      ECT expects to compete with FOXTEL, which is developing a broadband cable network, in the six capital cities and other parts of Australia. FOXTEL has announced that its cable television network had 81,300 subscribers as of June 30, 1996 and that it will spend $3.0 billion to accelerate the roll-out of such network, which it expects to pass four million households by 1999. This subscriber level meets the minimum subscriber level of 75,000 required as of January 1, 1996 as per arrangements between ECT and FOXTEL. While FOXTEL may compete with ECT in the ECT Franchise Areas, ECT participates in the FOXTEL subscriber base through arrangements with FOXTEL.

     ECT may also compete with OptusVision (investors in which include Optus, Continental Cablevision, The Seven Network and PBL (the owner of the Nine Network, one of three commercial broadcasting networks in Australia)), which has publicly announced plans to deliver telephony, pay television and interactive services over a broadband cable television network intended to pass three million households by 1999 at a cost of $2.3 billion. OptusVision has announced that its cable television network had 10,000 subscribers as of March 25, 1996. OptusVision has also announced that it has completed arrangements with several Hollywood studios (including Warner Brothers, Disney and MGM) for the distribution of movies over two movie channels and that its planned programming package of over 20 channels will include two sports channels (which will include programming from ESPN International and exclusive broadcasting of Australian rules football). OptusVision began providing service in September 1995.

      As of June 28, 1996, 1,456 Subscription Television Broadcast Licenses (non-DTH satellite) had been issued to 35 potential competitors of ECT, allowing them to deliver pay television services via non-satellite means prior to July 1997, including via cable television. If such license holders construct viable cable television networks in major Australian metropolitan areas or are granted access to distribute programming over the proposed cable television networks of FOXTEL or OptusVision, such license holders may represent additional competition for ECT. In addition, pay television licenses are freely transferable and may no longer be held by the persons to whom they were originally issued.

     Upon the issuance of additional DTH satellite licenses, which ECT believes may occur after July 1997, competition from additional DTH satellite licensees is expected to increase. However, given its lead time (during which ECT's objective will be to rapidly establish a significant customer base and infrastructure), ECT believes that it will have an advantage over new entrants into the market.

      The key area in which ECT expects that it may compete with Satellite Licensee B is in the provision of programming. However, the services which each has announced intentions to provide are largely complementary applications that correspond to Australis' strategic objectives of offering the Galaxy Package. Accordingly, ECT believes that the License A Package can be successfully marketed as one broader package including both the License A Package and the services of Satellite Licensee B. In accordance with the foregoing, ECT has entered into arrangements with Australis which provides for exclusive distribution via MDS transmission by Australis. In addition, ECT has negotiated agreements with Australis with respect to DTH satellite transmission.




Off-Air Television Broadcasters

      The Australian television industry was established in 1956. Broadcasting services are provided to viewers in most regions by five Off-Air television networks that deliver programming to viewers without payment of a subscription fee: the Seven Network, the Nine Network, the Ten Network, the ABC and SBS. Two of the five networks, the ABC and SBS, are government-owned and funded and are limited in their ability to carry paid advertising. Community television is also licensed in many areas. ECT believes that Off-Air television networks have altered and are likely to continue to alter their programming offerings in an effort to compete with pay television providers for television viewers. In addition, as part of its review under the BSA, the Australian Government may review the possibility of issuing a fourth commercial television license by July 1997. This review is also considering the introduction of digital terrestrial television broadcasting. This would allow Off-Air networks to offer multi-channel services.

ECT Securities and Governance

      ECT is primarily controlled by the Company through the Company's right to appoint five out of seven directors of ECT. The Company also has a 76.2% economic interest in ECT through its ownership of 95,966 of a total of 119,025 convertible debentures issued by ECT ("ECT Convertible Debentures") (80.63% of the outstanding debentures) and 100 ordinary shares of ECT ("ECT Ordinary Shares") (1.42% of the outstanding Ordinary Shares). A total of Australian $139,096,434 face amount of ECT Convertible Debentures and a total of 7,041 ECT Ordinary Shares are outstanding. 6,307 (or 89.58% of the outstanding) ECT Ordinary Shares are held by others. See "Regulation and Legislation - Australian Pay Television - Broadcasting Services Act - Foreign Ownership" and "Regulation and Legislation - Australian Pay Television
- - Foreign Acquisitions and Takeovers Act."

      The ECT Convertible Debentures are convertible into ECT Ordinary Shares on a one-to-one basis, subject to anti-dilution adjustment. An initial holder of an ECT Convertible Debenture cannot convert the Debenture. A subsequent holder who is a non-Australian may convert ECT Convertible Debentures, provided that upon conversion, the holder's company interests do not exceed 20% or, in the aggregate with other non-Australians, do not exceed 35%. Australian laws presently prohibit ownership levels above these limits. The ECT Convertible Debentures may be transferred to any person for which such transfer will not breach the BSA, the Foreign Acquisition and Takeover Act 1975 (the "FATA") or any other statute. See "Regulation and Legislation - Australian Pay Television - Broadcasting Services Act - Foreign Ownership" and "Regulation and Legislation - Australian Pay Television
- - Foreign Acquisitions and Takeovers Act."

      The ECT Convertible Debentures confer rights upon the holders thereof as creditors of ECT but do not confer voting rights. The ECT Convertible Debentures are subordinated to all other indebtedness of ECT, and are redeemed only upon the winding-up of ECT. Interest is payable on the ECT Convertible Debentures at the same time and in the same amount and manner as dividends payable on ECT Ordinary Shares. Interest is calculated taking into account the number of ECT Ordinary Shares into which the ECT Convertible Debentures may convert, the number of ECT Ordinary Shares actually issued and outstanding at the time of the interest payment, the amount of any distribution made to holders of ECT Ordinary Shares, the face value of the ECT Convertible Debenture and the total face value of all ECT Convertible Debentures on issue at the time of the interest payment. Holders of ECT Convertible Debentures are entitled to participate in any options, rights, or bonus issues or placements by ECT so that the interest of the debentureholders is not diluted as compared with the holders of ECT Ordinary Shares.

      Under the ECT Articles of Association, the Company has the right to appoint five of the seven directors of ECT. Only the Company may remove any director appointed by it. At meetings of directors, the number of directors whose presence is necessary to constitute a quorum is such number as is determined by the directors and, unless so determined, the presence of four directors, two of whom were appointed by the Company and two of whom were not appointed by the Company, is necessary to constitute a quorum. As a result, action by the Board of Directors can be taken only by participation by all such directors.

      Additionally, under the Articles of Association, all holders of ECT Ordinary Shares must approve certain actions with respect to the governance of ECT including the passing of a special resolution under the Corporations Law to alter the Memorandum or Articles of Association. In addition, any change in the corporation's name, reduction of ECT's share capital, winding up of the affairs of ECT or provision by ECT of financial assistance in connection with an acquisition or proposed acquisition of shares in ECT cannot be effected unless the Century directors are present. Under ECT's Articles of Association, changes to the Articles of Association of any subsidiaries of ECT require the passing of a special resolution by the holders of the shares of ECT. Under the ECT Articles of Association, any special resolution altering or adding to either the Memorandum or the Articles of Association of ECT does not have any effect unless it is approved at a meeting of members of ECT at which all members entitled to vote are present in person or by proxy and all members of ECT being entitled to vote, in person or by proxy, do so. At least 21 days' written notice must be given of the intention to propose a resolution as a special resolution, with fewer than 21 days' notice permitted only under certain circumstances.

WIRELESS COMMUNICATIONS

     The Company is engaged in the wireless telephone business through Centennial Cellular. Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. Centennial's current wireless interests represent markets which cover a population of approximately 10 million. Approximately 6.4 million of this population is represented by Centennial's current domestic cellular telephone interests. The balance of approximately 3.6 million in population represents Centennial's interest in a recently acquired personal communications services ("PCS") license covering the
Commonwealth of Puerto Rico and the U.S. Virgin Islands. See "Business - Wireless Communications."

      Centennial Cellular was organized in 1988 as a wholly-owned subsidiary of the Company. On August 30, 1991, Citizens Cellular Company, a Delaware corporation ("Citizens Cellular"), was merged with and into Centennial Cellular in exchange for common and preferred stock of Centennial Cellular (the "Merger"). Citizens Cellular was a wholly-owned subsidiary of Citizens Utilities Company, a Delaware corporation ("Citizens Utilities"). Citizens Utilities is a diversified utility company providing telephone, electric, gas, water and waste water services, in which the Company owns 4,516,488 shares of Series A Common Stock, representing 1.94% of the issued and outstanding Common Stock (both Series A and Series B) of Citizens Utilities as of August 16, 1996. Leonard Tow is Chairman of the Board, Chief Executive Officer and Chief Financial Officer of both Citizens Utilities and the Company. Two other directors of the Company, Robert D. Siff and Claire L. Tow, are also directors of Citizens Utilities. Citizens Cellular's assets consisted of the Investment Interests (as defined below), which had been acquired by Citizens Cellular as a result of agreements among various companies providing local exchange telephone service in markets in which Citizens Utilities also provides service. See "Business - Wireless Communications - The Cellular Systems." As a result of its ownership of securities of Centennial Cellular and in accordance with an agreement with Citizens Utilities, the Company has the ability to nominate at least a majority and elect all of the directors of Centennial Cellular; the Company has agreed to vote for one director to be nominated by Citizens Utilities.

      Cellular mobile telephone service offers high quality, high capacity communications to and from vehicle-mounted and hand-held radio telephones ("cellular telephones") which provide substantially the same types and levels of service as traditional landline systems. The cellular system operator has a traffic interchange agreement with, and pays a fee to, the local landline telephone company so calls may be placed from a mobile unit to a conventional telephone. The amounts paid under these agreements are subject to negotiation and vary from system to system. The rates, terms and conditions of these agreements may be subject to state and FCC regulation. See "Business - Regulation and Legislation - Cellular Telephone - Regulation - Federal Regulation." PCS includes a family of digital, wireless mobile or portable and ancillary fixed radio communications services for individuals and business that can be integrated with a variety of competing networks. PCS is not a specific technology, but a variety of potential technologies. Equipment proposed for broadband PCS includes small lightweight and wireless telephone handsets; computers that can communicate over the airwaves wherever they are located; and portable facsimile machines, and other graphic devices.

The Cellular Systems

       Centennial Cellular's current cellular telephone interests represent approximately 6.4 million Net Pops (as defined below). Approximately 5.3 million of these Net Pops are represented by interests in cellular telephone systems Centennial Cellular owns and operates, which systems serve three geographic areas (the "Controlled Systems"). The balance of approximately 1.1 million Net Pops represents minority interests in limited partnerships, controlled by other parties, that own cellular telephone systems which primarily serve the Sacramento Valley and the San Francisco Bay area in
California (the "Investment Interests"). "Pops", as used in this Annual Report on Form 10-K, means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce, and "Net Pops" means a market's Pops multiplied by the percentage interest that Centennial Cellular owns in an entity licensed by the FCC to construct or operate a cellular telephone system (or to provide personal communications services) in that market. Centennial Cellular also owns and operates paging systems and two-way mobile radio systems in two markets in which it also owns and operates the non-wireline cellular telephone system and in which the Company owns and operates a cable television system.

      The chart below sets forth certain information about the Controlled Systems and the Investment Interests as of August 16, 1996. Those Controlled Systems and the Investment Interests which are in Metropolitan Statistical Areas ("MSAs") are asterisked; the remainder are in Rural Service Areas ("RSAs").

               Markets                 Ownership    Pops     Net Pops
     Controlled Systems

       MICHIANA CLUSTER(1)
         Battle Creek, MI*                100.0%  186,000    186,000
         Jackson, MI(2)*                   92.0%  149,800    137,800
         Kalamazoo, MI*                   100.0%  293,500    293,500
         Cass, MI(3)                       85.7%  288,000    246,900
         Roscommon, MI                    100.0%  130,400    130,400
         Newaygo, MI                      100.0%  220,200    220,200
           System Subtotal                      1,267,900  1,214,800

         Elkhart-Goshen, IN*               91.4%  156,200    142,800
         Richmond, IN                     100.0%  217,900    217,900
         South Bend, IN*                  100.0%  289,200    289,200
         Newton, IN                       100.0%  204,200    204,200
         Williams, OH                     100.0%  125,900    125,900
           System Subtotal                        993,400    980,000

         Fort Wayne, IN*                  100.0%  420,900    420,900
         Huntington, IN                   100.0%  145,200    145,200
         Kosciusko, IN                    100.0%  160,000    160,000
         Miami, IN                        100.0%  179,000    179,000
           System Subtotal                        905,100    905,100
           Cluster Subtotal                     3,166,400  3,099,900


               Markets                 Ownership    Pops     Net Pops

       EAST TEXAS/LOUISIANA CLUSTER
         Beaumont - Port Arthur, TX*      100.0%  361,200    361,200
         Alexandria, LA*                   92.8%  149,000    138,300
         Beauregard, LA                   100.0%  372,500    372,500
         Iberville, LA                    100.0%  131,000    131,000
         Bastrop, LA                      100.0%   92,200     92,200
         DeSoto, LA                       100.0%  121,300    121,300
         Caldwell, LA                     100.0%   71,600     71,600
         West Feliciana, LA               100.0%  170,900    170,900
         Claiborne, MS                    100.0%  153,900    153,900
         Copiah, MS                       100.0%  118,000    118,000
         LaFayette, LA*                    94.3%  209,000    197,100
           Cluster Subtotal                     1,950,600  1,928,000

       SOUTHWESTERN CLUSTER
         El Centro, CA                   100.00%  109,300    109,300
         Yuma, AZ                        100.00%  120,700    120,700
           Cluster Subtotal                       230,000    230,000

           Total Controlled Systems             5,347,000  5,257,900


     Investment Interests

       SACRAMENTO VALLEY CLUSTER           23.5%
         Sacramento, CA*                        1,355,100    318,100
         Stockton, CA*                            480,600    112,800
         Modesto, CA*                             370,600     87,000
         Reno, NV*                                254,700     59,800
         Chico, CA*                               182,100     42,800
         Redding, CA*                             147,000     34,500
         Yuba City, CA*                           122,600     28,800
         Tehama, CA                                90,700     21,300
         Storey, NV                                90,600     21,300
         Sierra, CA                                81,800     19,200
           Cluster Subtotal                     3,175,800    745,600


               Markets                 Ownership    Pops   Net Pops

       SAN FRANCISCO BAY AREA CLUSTER       2.9%
         San Francisco, CA*                     3,686,600    105,800
         San Jose, CA*                          1,497,600     43,000
         Vallejo, CA*                             451,200     13,000
         Santa Rosa-Petaluma, CA*                 388,200     11,100
         Salinas, CA*                             355,700     10,200
         Santa Cruz, CA*                          229,700      6,600
           Cluster Subtotal                     6,609,000    189,700

       Lawrence, PA                        14.3%  363,400     51,900
       Coconino, AZ                        21.3%  204,300     43,500
       Del Norte, CA                        6.9%  199,200     13,700
       Modoc, CA                           25.0%   57,000     14,200
       Lake Charles, LA*                   25.1%  168,100     42,200
         Total Investment Interests            10,776,800  1,100,800
         Total Controlled Systems
           and Investment Interests                        6,358,700



(1) Centennial classifies certain of its markets in the Michiana cluster as single systems for operational and managerial purposes.

(2) In connection with Centennial's acquisition of its interest in the Jackson, Michigan system, Century Federal, Inc., an affiliate of the Company ("Century Federal"), acquired the remaining 8% ownership interest for $1.0 million. Centennial has the right, but not the obligation, to acquire such 8% interest from Century Federal for $1.0 million, which it plans to do.

(3) In connection with Centennial's acquisition of its interest in the Cass, Michigan system, Century Federal acquired the remaining 14.3% ownership interest for $2.0 million. Centennial has the right, but not the obligation, to acquire such 14.3% interest from Century Federal for $2.0 million, which it plans to do.

       All of the Controlled Systems are currently operational. A system is deemed operational when it has met the FCC's requirements for an operating license and has received an FCC license to commence operations.

       The chart below sets forth the subscribers of the Controlled Systems as of the dates indicated.

                                             May 31,
                                1996     1995       1994      1993     1992

      Michiana cluster         78,100    55,960    35,170    25,530   19,850
 *    Central Virgina/
        North Carolina cluster     --    20,870    15,540     9,080    5,680
      Southwestern cluster      8,300     5,970     4,520     3,180    2,090
 **   East Texas/Louisiana
        cluster and other
        Controlled Systems     48,600    29,730     9,350     7,690    4,740
      Total                   135,000   112,530    64,580    45,480   32,360
_________________________
       *    On  June 30, 1995, Centennial transferred to a third party all  of the Controlled Systems constituting the Central Virginia/North
Carolina   cluster.   See  "Business  -  Wireless   Communications   -
Centennial Acquisitions."

      ** On October 31, 1995, Centennial transferred to a third party the Controlled System serving the Jonesboro, Arkansas RSA while on June 30, 1995 Centennial transferred to a third party the Controlled System serving Iowa RSA #5. See "Business - Wireless Communications - Centennial Acquisitions."

      At May 31, 1996, Centennial's pro rata share of subscribers relating to the Investment Interests was approximately 83,000.

     With respect to the Controlled Systems in Elkhart, Fort Wayne and South Bend, Indiana, and Battle Creek and Kalamazoo, Michigan, the Company has the right to receive an amount equal to five percent of an incremental value over a base value received by Centennial in the event Centennial sells or otherwise disposes of any of such systems (a "carried interest"). At any time following December 31, 1996, the Company has the right to force Centennial to purchase the carried interest in any of such systems using an appraisal procedure to determine the price, if necessary. The Company also has a carried interest in the Controlled System in Roanoke, Virginia. Concurrently with the transaction consummated on June 30, 1995, pursuant to which the Roanoke system was transferred by Centennial, Centennial assumed the obligation to compensate the Company for its carried interest in the Roanoke system.

      Centennial owns and operates paging and SMR and conventional mobile telephone businesses in Yuma, Arizona and El Centro, California. As of May 31, 1996, the paging system served approximately 2,500 subscribers and the SMR business served approximately 2,900 subscribers.

Personal Communications Services; Telecommunications Services

      Centennial was the successful bidder for one of two MTA licenses to provide broadband PCS services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The amount of the final bid submitted and paid by Centennial was $54,672,000. The FCC granted the 30 MHz Block B broadband PCS license for the Puerto Rico-Virgin Islands MTA to Centennial on June 23, 1995. The licensed area represents approximately 3.6 million Net Pops.

      Centennial has commenced the design and construction of its broadband PCS system. Centennial has executed an agreement with AT&T World Services, Inc., pursuant to which Centennial has agreed, subject to certain conditions, to purchase equipment and installation services necessary for its initial PCS system. Centennial currently estimates that the cost to build out the infrastructure of the PCS system will be approximately $60,000,000 in the aggregate to be expended through fiscal 1998. Centennial has incurred costs of approximately $15,500,000 related to such equipment and installation in fiscal year 1996. Centennial anticipates installation of the initial system by 1997. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placements of debt and equity securities of Centennial. There can be no assurance that such financing will be available to Centennial from any of such sources.

      Centennial also plans to participate in the intra-island and interstate telecommunications market in Puerto Rico as a service provider pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial in December 1994, as amended in July 1996, by the Public Service Commission of the Commonwealth of Puerto Rico for intra-island service. The issuance of the authorization may be challenged by the local telephone service provider based on a claim that the Public Service Commission lacks jurisdiction to issue the authorization as amended in July, 1996. Centennial will actively defend the authorization against any challenge.

Centennial Acquisitions

      On October 31, 1995, Centennial acquired (i) a 94.3% interest in the non-wireline cellular telephone system serving the Lafayette,
Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for Centennial's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering the Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by Centennial of approximately $5,580,000, subject to adjustment, and
(ii) an additional 14.3% minority interest in the Elkhart, Indiana MSA, a Controlled System in which Centennial now has a 91.4% interest and an additional 12.7% equity investment interest in the Lake Charles, Louisiana MSA, a market in which Centennial now has a 25.1% interest for a cash payment of approximately $2,951,000.

      On June 30, 1995, Centennial acquired the non-wireline cellular telephone systems serving (a) Newton, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana, (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by Centennial in exchange for Centennial's Controlled Systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial sold its 72.2% interest in the Controlled System serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914,000, subject to adjustment.

      Concurrently with the transaction consummated on June 30, 1995, pursuant to which Centennial's Roanoke, Virginia cellular system was transferred by Centennial, Centennial assumed the obligation to compensate the Company for its carried interest in the Roanoke system.

      Centennial was the successful bidder for one of two Metropolitan Trading Area licenses to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted and paid by Centennial was $54,672,000. The FCC granted the licenses to Centennial on June 23, 1995. Centennial currently estimates that the cost to build out the infrastructure of the systems will be approximately $60,000,000, in the aggregate, through fiscal 1997 and 1998. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of equity securities of Centennial.

Pending Centennial Acquisitions

      Centennial plans to exercise its right to acquire the minority interests held by the Company in the Cass and Jackson, Michigan systems from Century Federal for the prices paid by the Company for such minority interests in the acquisitions of such systems ($2,000,000 and $1,000,000, respectively). See Notes (2) and (3) to the chart above. Upon completion of these transactions, Centennial will own 100% of these systems.

     Centennial has entered into an agreement to acquire approximately 51.6% of the partnership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA and is concurrently making offers to purchase the remaining interests in the partnership. The Benton Harbor, Michigan MSA represents approximately 161,400 Net Pops. Centennial has agreed to pay a purchase price of $34,000,000 in cash (reduced pro rata if less than 100% of the partnership interests are acquired), subject to adjustment for 100% ownership of the system and certain outstanding liabilities at closing. The obligation of Centennial to consummate this transaction is subject to certain closing conditions, including regulatory approvals. Centennial anticipates completing this acquisition in September 1996.

     On July 31, 1996, Centennial filed applications to participate in an upcoming FCC auction for broadband personal communications services frequency blocks D and E. Centennial listed Basic Trading Areas ("BTAs"), the marked designation for PCS license areas, that related to its cellular operations. Centennial submitted a required refundable deposit of $11,000,000 in order to maintain its bidding eligibility for the PCS licenses in which it is interested. There is no assurance that Centennial will bid in the auction process, and the extent to which any such participation will be successful.

Competition

     Operating Competition

      The FCC grants licenses to operate cellular telephone systems in defined market areas. The FCC presently authorizes two licensees to operate cellular service in each market. One of the two licenses in each market was initially awarded to a company or group that was affiliated with one or more local landline telephone carriers in the market (the "Wireline" license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" license). The Controlled Systems are all Non-Wireline systems. The Investment Interests are all in Wireline systems. It is possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market. See "Business -Regulation and Legislation - Cellular Telephone - Pending Legislation; FCC and State Proceedings."

      The Controlled Systems and the systems in which Centennial has the Investment Interests compete directly with the other cellular licensee in each market in attracting and retaining cellular telephone customers and dealers, principally on the basis of quality, price, services offered and responsiveness of customer service. The Controlled Systems and the systems in which Centennial has the Investment Interests also compete with the other licensee in each market on the basis of coverage area. To the extent that the Controlled Systems or the systems in which Centennial has the Investment Interests do not provide cellular telephone service to an area within or adjacent to their markets, Centennial may be placed at a competitive disadvantage with the other licensee in such market, particularly if the other licensee provides cellular telephone service to any such areas.

      The competitors of the Controlled Systems and certain of the systems in which Centennial has an Investment Interest are larger and may have access to more substantial financial resources than Centennial. These competitors include Regional Bell Operating Companies, large independent telephone companies and AT&T Wireless, among others.

     Other Competition

      The FCC is now licensing commercial broadband PCS providers. Among other possible uses, broadband PCS will be capable of providing a two-way mobile voice and data telephone service that is similar to cellular service. Broadband PCS is a digital, wireless communications system that will utilize technology that could allow it to compete effectively with cellular systems, particularly in densely populated areas. Licenses are awarded by competitive bidding. Auctions for the first three spectrum blocks (Blocks A, B and C) have been completed. Licenses have been issued to the winners of the Block A and B auctions and are being issued to the winners of the Block C auction. Some broadband PCS systems have commenced operation.

      The FCC grants up to six licenses to operate broadband PCS systems in defined market areas as follows: (i) two channel blocks (Blocks A and B) have been allocated 30 MHz of spectrum each, and have been licensed on the basis of 51 MTAs, (ii) one channel block (Block
C) has been allocated 30 MHz of spectrum and is being licensed on the basis of 493 Basic Trading Areas ("BTAs"), and (iii) three channel blocks (Blocks D, E and F) have been allocated 10 MHz of spectrum each and will be licensed on the basis of BTAs. The FCC has limited the eligibility for the Block C and F spectrum allocations to entities meeting the FCC's definition of "entrepreneur". The FCC originally granted licensing preferences on the Block C and F spectrum allocations for small businesses, rural telephone companies and minority/woman-owned businesses. The gender and minority based preferences were later withdrawn by the FCC after a rulemaking proceeding conducted in light of a recent decision by the U.S. Supreme Court relating to minority set-asides. The FCC's decision to withdraw such preferences has been appealed. The FCC has scheduled auctions for the Block D, E and F spectrum commencing August 26, 1996. The FCC's decision to modify the rules for bidding in the forthcoming Blocks D, E and F auctions and to amend its rules to abolish its cellular/PCS cross-ownership rule and its PCS spectrum cap and to rely on the 45 MHz cap on Commercial Mobile Radio Services spectrum has been appealed to a federal court of appeals.

      It is uncertain what will be the effect on Centennial of these new personal communications services. The FCC revised its cellular rules to explicitly state that cellular licensees may provide any PCS-type services (including wireless PBX, data transmission and telepoint services) on their 800 MHz band cellular channels without prior notification to the FCC. Management of Centennial believes that technological advances in present cellular telephone technology in conjunction with buildout of the present cellular systems throughout the nation with cell splitting and microcell technology would provide essentially the same services as the services that PCS providers are expected to provide, but there is no assurance that this will happen.

      Centennial expects that its 30 MHz Block B broadband PCS operation in the Puerto Rico-Virgin Islands MTA will face primary competition from the entrenched cellular telephone licensees which include the Puerto Rico Telephone Company, an entity owned by the Commonwealth of Puerto Rico, and Cellular Communications of Puerto Rico, Inc., a publicly held company. In addition, the FCC has issued the 30 MHz Block A broadband PCS license for the Puerto Rico-U.S. Virgin Islands MTA to AT&T Wireless. The FCC has conducted the 30 MHz Block C broadband PCS license auctions for the San Juan, Puerto Rico BTA, the Mayaguez-Aguadilla-Ponce, Puerto Rico BTA and the U.S. Virgin Islands BTA, which are the component parts of the Puerto Rico-U.S. Virgin Islands MTA, and is expected to issue licenses to the winning bidders in those respective auctions in the near future. Centennial anticipates that the FCC will license additional broadband PCS providers in Puerto Rico and the U.S. Virgin Islands in the future. This could result in one or more additional competitors in each of Centennial's markets.

     Competing Technologies

      In  addition  to  existing competition from the  other  cellular licensee in each market and future competition from broadband PCS licensees, Centennial's cellular operations also face competition from other current technologies. Such technologies include conventional landline telephone service, and mobile telephone and SMR systems, both of which are more limited than cellular but which provide a two-way voice service and are able to connect with the landline telephone network. In addition, one-way paging service may be a competitive alternative adequate for those who do not need a two-way service or may be a service that reduces cellular telephone usage among subscribers to both cellular and paging services.

      The FCC has given permission to SMR operators in the 800 MHz spectrum band in several major metropolitan areas, via waivers of its rules, to operate wide area SMR systems using digital technology. These systems typically have a large number of channels which can be configured into a cellular-type system, thereby potentially eliminating much of the current technological distinction between SMR and cellular. A few such systems are now operational. The FCC has a rule making proceeding outstanding in which it proposes to establish wide area SMR service in the 800 MHz spectrum band as a regular service. The FCC has also conducted auctions to license digital wide area SMR systems in the 900 MHz spectrum band on an MTA basis. The FCC has licensed up to 20 ten-channel licensees for this service in each MTA. Aggregation of these channels increases the competitive potential of this service.

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

      The FCC has allocated radio frequencies for mobile satellite-based systems that are designed to provide voice, data and other types of mobile communications services which compete with Centennial's services. The full range of these services is currently being provided by a Geostationary ("GSO") Mobile Satellite Service ("MSS") consortium and is soon to be provided by FCC licensed low-earth orbit ("LEO") MSS systems ("Big LEOs"). In addition, low-data rate mobile data communications services are currently being provided by licensees using fixed service satellites ("FSS") as well as by other satellite licensees pursuant to FCC-granted waivers.

      Frequencies have been allocated by the FCC below 1 GHz for low-earth orbit MSS systems ("Little LEOs") for the provision of various types of mobile data communications services and the licensing of such systems is underway. At least one such system has been licensed and numerous applications are pending. Finally, the Commission recently allocated spectrum for various types of FSS services which, in the future, will likely be used to provide competing services through the use of fixed satellite technology.

      Technological advances in the communications field continue to occur which make it difficult to predict the extent of additional future competition for cellular systems but it is certain that in the future there will be more potential substitutes for cellular service. There can be no assurance that Centennial will not face significant future competition or that cellular technology will not eventually become obsolete.

     Potential Conflicts of Interest and Competition

      Substantially all of the Company's and all of Citizens' current cellular operations and investments are conducted or held by Centennial. Although exceptions are permitted by the Conflicts/Non-Compete Agreement described below (the "Conflicts/Non-Compete Agreement"), the Company has indicated to Centennial that it intends to conduct all of its wireless telephone operations through Centennial, subject to FCC restrictions. Citizens has agreed with the Company and Centennial that Citizens will conduct all of its wireless telephone operations through Centennial, except in areas where Citizens operates or acquires landline telephone systems and areas contiguous thereto. There can be no assurance that Centennial will not lose any material expansion opportunities as a result of such exception or any conflicts that may exist between the interests of Citizens and Centennial.

      The Company, Centennial and Citizens have entered into a Conflicts/Non-Compete Agreement. Pursuant to such agreement, except as described below, neither the Company nor Citizens may compete with Centennial in the acquisition of cellular telephone businesses or ownership interests therein, and Centennial will have the first opportunity to purchase any cellular telephone business or ownership interests therein that may be presented to Citizens or the Company. Citizens has no obligation to present any such business opportunity to Centennial if the business under consideration is located in or is contiguous to an area in which Citizens (or a subsidiary or affiliate at least 50%-owned by Citizens) owns or operates a landline telephone operation. Citizens is the managing general partner of a partnership which is the holder of the wireline cellular telephone license for the Mohave, Arizona market, a market in which Citizens also owns and operates a landline telephone operation.

      Because the rules of the FCC prohibit the direct or indirect alienation of any interests in pending applications for cellular telephone systems and due to the concern that, under FCC rules, Centennial might not meet the eligibility requirements as either a wireline or non-wireline applicant for a grant of an initial authorization, applications of the Company for cellular telephone licenses pending as of the effective date of the Merger were retained by the Company. As of August 16, 1996, the Company had applications pending before the FCC to be designated the non-wireline cellular telephone permittee or licensee for several separate markets. Since the Company could not be obligated to transfer to Centennial the interests described without adversely affecting the validity of such pending applications, it has agreed with Centennial that if any of its pending applications results in it owning an interest in a permit or in an entity which owns such a permit, it will explore fully the possibility of transferring such interests to Centennial, unless the market covered by such permit is located in or is contiguous to an area in which the Company, or any entity in which the Company has a direct or indirect 50% or greater interest, owns, operates or manages, or is then negotiating to acquire, a cable television system (which is the case in one of such markets, which Centennial does not believe represents the loss of a material expansion opportunity).

REGULATION AND LEGISLATION

Cable Television

     The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future materially affect the Company and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

Federal Statutory Laws

      The principal federal statute governing cable television is the Communications Act of 1934, as amended (the "Communications Act"). Amendments in 1984, 1992 and 1996 have had particular impact on the way in which cable systems are regulated. The 1984 and 1992 amendments added significantly to the regulatory burdens of cable operators, particularly in the areas of (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems;
(vi)   customer   service  requirements;  (vii)  franchise   renewals;
(viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility; (xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services.

      On February 8, 1996, the President signed the Telecommunications Act of 1996 (the "1996 Act") into law. This statute substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates.

Federal Regulation

       The   FCC,   the  principal  federal  regulatory  agency   with
jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Act requires certain changes to various of these regulations. A brief summary of certain of these federal regulations as adopted to date follows.

     Rate Regulation

      The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act sunsets FCC regulation of nonbasic tier rates on March 31, 1999.

      The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The rate regulations contain a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for calculating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

      The 1996 Act eliminates regulation of rates for nonbasic service tiers for all cable operators as of March 31, 1999. In the interim, regulation of rates for nonbasic service tiers can only be triggered if a franchising authority complaint based on more than one subscriber complaint is made with the FCC within 90 days after a rate increase. These 1996 Act provisions should materially alter the applicability of FCC rate regulations adopted under the 1992 Cable Act.

      The 1996 Act relaxes the uniform rate requirements of the 1992 Cable Act, which required an operator of cable television systems to have a uniform rate structure for the provision of cable services throughout the geographic area in which the operator provides cable service. Specifically, the new legislation clarifies that the uniform rate provision does not apply where an operator of a cable television system faces "effective competition." In addition, bulk discounts to multiple dwelling units are exempted from the uniform rate requirements. However, complaints may be made to the FCC against operators of cable television systems not subject to effective competition for "predatory" pricing (including with respect to bulk discounts to multiple dwelling units). The 1996 Act also permits operators of cable television systems to aggregate, on a franchise, system, regional or company level, its equipment rates across jurisdictional boundaries. However, these cost-aggregation rules do not apply to the limited equipment used by subscribers who only receive basic service.

      Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required, measured from the date of a complaint to the FCC challenging an existing nonbasic cable service rate or from a date as much as one year prior to a decision by a local franchising authority on basic cable service. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. Alternatively, cable operators can increase rates by as much as $1.50 through December 31, 1996, to reflect the addition of up to six new channels of service on nonbasic service tiers. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

      In complying with the benchmark regulatory scheme (without considering the effect of any cost-of-service showing) for the period September 1, 1993 to May 15, 1994, the Company, on a franchise by franchise basis, was required to reduce regulated service rates such that the "average monthly subscriber bill" for all cable service subject to rate regulation (including, but not limited to basic service, cable programming service not offered on a per-channel basis, secondary outlets, converters and remote control units, installation and service charges) was reduced by an amount of up to 10% of such charges as of September 1992. Under the current FCC benchmarks, additional reductions were required after May 15, 1994. These new FCC benchmarks were intended generally to reduce rates to a level 17% below September 1992 rates, subject to various adjustments. Where rates are found to exceed the permitted levels, the Company is subject to refunds.

      The FCC has also adopted regulations pursuant to the 1992 Act which require cable operators to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that lack such technical capability is only available until a cable system obtains the capability, but not later than December 2002.

     Carriage of Broadcast Television Signals

      Commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence ("ADI"), must elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system must negotiate for "retransmission consent" to carry the station. The next such election will be made on October 1, 1996. Local noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. The validity of the mandatory carriage provision is still undergoing judicial review.

     In addition, cable systems must obtain retransmission consent for the carriage of all "non-ADI" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS.

     Nonduplication of Network Programming

      Cable television systems with 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

     Deletion of Syndicated Programming

      FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to noncommercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

     Franchise Fees

      Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed five percent of a cable system's annual gross revenues. Under the 1996 Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related.

     Renewal of Franchises

      The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

      The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

     Channel Set-Asides

      The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

     Competing Franchises

      The  1992  Cable  Act  prohibits  franchising  authorities  from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

     Ownership

      The 1996 Act repealed the statutory ban against local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Consequently, the 1996 Act permits telephone companies to compete directly with operators of cable television systems. This can be done by obtaining a cable franchise, offering a common carrier service, or as follows. Under the 1996 Act and FCC rules recently adopted to implement the 1996 Act, LECs may provide video service through open video systems ("OVS"), a regulatory regime that may give them more flexibility than traditional cable systems. OVS replaces the FCC's "video dialtone" scheme. OVS operators (including LECs) may operate OVS without obtaining a local cable franchise, although they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, OVS operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an OVS, two-thirds of the channels must be made available to programmers unaffiliated with the OVS operator.

      The 1996 Act generally prohibits buyouts of cable television systems (including any ownership interest of such systems exceeding 10 percent) by LECs within an LEC's telephone service area, buyouts by operators of cable television systems of LEC systems within a cable operator's franchise area, and joint ventures between operators of cable television systems and LECs in the same markets. There are some statutory exceptions, principally dealing with rural systems and situations where there is more than one cable system in a market. Also, the FCC may grant waivers of the buyout provisions in cases where (i) the operator of a cable television system or the LEC would be subject to undue economic distress if such provisions were enforced, (ii) the system or facilities would not be economically viable in the absence of a buyout or joint venture or (iii) the anticompetitive effects of the proposed transaction are clearly outweighed by the transaction's effect in light of community needs. The respective local franchising authority must approve any such waiver.

     The 1996 Act also authorizes registered utility holding companies and their subsidiaries to provide video programming services, notwithstanding the Public Utility Holding Company Act. In order to take advantage of the new legislation, public utilities must establish separate subsidiaries through which to operate any cable operations. Such utility companies must also apply to the FCC for operating authority.

     The 1996 Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network. The 1996 Act also eliminated the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MDS facilities or satellite master antenna television ("SMATV") systems having overlapping service areas, except in limited circumstances. The 1996 Act exempts cable systems facing "effective competition" from the MDS and SMATV cross-ownership restrictions.

      Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40 percent of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The FCC has also set a limit of 30 percent of total nationwide cable homes that can be served by any multiple cable system operator. The FCC has stayed the effectiveness of this ruling pending the outcome of its appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

     EEO

      The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual EEO reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

     Privacy

     The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable
Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

     Franchise Transfers

     The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

     Registration Procedure and Reporting Requirements

      Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators who operate in certain frequency bands are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators who fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

     Technical Requirements

      Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

      The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

     Pole Attachments

      The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised.

      Under the 1996 Act, investor-owned utilities must make poles and conduits available to cable systems under delineated terms. Electric utilities are given the right to deny access to particular poles on a nondiscriminatory basis for lack of capacity, safety, reliability, and generally accepted engineering reasons. The current method for determining attachment rates charged by telephone and utility companies will continue for five years. However, the 1996 Act directs the FCC to establish a new formula for the rental rate for poles used by cable operators who provide "telecommunications services" which will result in higher pole rental rates for such cable operators. Any increases pursuant to this formula may not begin for five years and will be phased in equal increments over years five through ten. This new FCC formula does not apply in states which certify they regulate pole rents, nor will it apply to cable operators who provide only traditional cable services. Pole owners must impute pole rentals to themselves if they offer telecommunications or cable services. Cable operators need not pay future "make ready" poles currently contacted if the make ready is required to accommodate the attachments of another user, including the pole user.

     Cable Entry Into Telecommunications

      The 1996 Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from local franchising authorities for such services. The 1996 Act prohibits local franchising authorities from requiring cable operators to provide, or prohibiting them from providing, telecommunications service or facilities as a condition of a grant of a franchise, franchise renewal, or franchise transfer, except that local franchising authorities can seek "institutional networks" as part of such franchise negotiations.

      The 1996 Act states that cable franchise fees may only be based on revenues related to the provision of traditional cable television
services.   However,  when cable operators provide  telecommunications
services,   local  franchising  authorities  may  require  reasonable, competitively neutral compensation for management of the public rights-of-way.

      To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. Existing local exchange carriers also have the following obligations:
(1)   good  faith  negotiation  with  those  seeking  interconnection;
(2)  unbundling,  equal  access  and non-discrimination  requirements;
(3) resale of services, including "resale at wholesale rates" (with an exception for certain low-priced residence services to business customers); (4) notice of changes in the network that would affect interconnection and interoperability; and (5) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical. The FCC has adopted rules to effectuate this provision.

     Under the 1996 Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Cost of interconnection will not be determined in a rate of return proceeding. Traffic termination charges shall be "mutual and reciprocal." The 1996 Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public service commission ("PSC") for approval. A PSC may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter. If the PSC acts, an aggrieved party's remedy is to file a case in federal district court.

      The 1996 Act requires that all telecommunications providers (including cable operators that provide telecommunications services) must contribute equitably to a Universal Service Fund ("USF"), although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. The 1996 Act allows states to determine which intrastate telecommunications providers contribute to the USF.

     Other Matters

      FCC regulation pursuant to the Communications Act also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; obscenity and indecency; home wiring and limitations on advertising contained in nonbroadcast children's programming.

     Copyright

      Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

      Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

      Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers.

      Copyrighted music performed by cable systems themselves on local origination channels, in advertisements inserted locally on cable networks, et cetera, must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

State and Local Regulation

      Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

      Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

      The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time. Moreover, changes in the regulatory and legislative environment are constantly occurring. The Company cannot predict the effect that ongoing or future developments may have on the cable television industry generally or the Company specifically.

Cellular Telephone

Federal Regulation

      The cellular, PCS, paging and conventional mobile telephone systems and SMR systems operated by Centennial Cellular are licensed by the FCC in the Commercial Mobile Radio Service ("CMRS"). The FCC limits licensees to a total of 45 MHz of CMRS spectrum in any given market area. For example, since cellular systems are allocated 25 MHz of spectrum, entities can aggregate a cellular system license and two 10 MHz broadband PCS licenses (e.g. Blocks D and E) in the same market area.

      The construction, operation and sale of controlling interests in cellular telephone systems in the United States is regulated by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated regulations for the construction and operation of cellular systems, the licensing and administrative appeals processes and the technical standards for the provision of cellular telephone service.

      Under FCC regulations, two cellular authorizations initially are available for any given area within each of the 734 FCC-designated markets in the United States. Apart from the different frequency blocks, there is no technical difference between Wireline and Non-Wireline systems, and the operational requirements imposed on Wireline and Non-Wireline licensees are the same. The regulatory distinction between Wireline and Non-Wireline frequency blocks affects an applicant's eligibility to apply for an initial authorization and disappears after initial licensing. After initial authorization, a Non-Wireline company may purchase interests in a Wireline system, subject to restrictions on common ownership of Wireline and Non-Wireline systems in the same market and to any necessary prior approval of the FCC. Likewise, a company affiliated with a landline telephone service provider may purchase an interest in a Non-Wireline license subject to the same restrictions on common ownership and prior FCC consent where necessary. Prior to the time a cellular system is placed in operation, FCC consent to a sale is subject to a showing that the seller is not trafficking in cellular telephone licenses. Once a system has been constructed and placed in operation, FCC consent to such sales may be obtained without such a showing. Non-controlling interests in a licensee or construction permit holder generally may be sold without prior FCC consent. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for consent to the proposed transfer of control or assignment of licenses.

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

      Modifications to a cellular system that are considered to be major by the FCC must be approved in advance by the FCC. Modifications not considered to be major, such as modifications in cell site locations that do not result in any enlargement of the CGSA, may be undertaken without notification to the FCC. When a cellular system has been constructed and is ready to be placed in operation, the licensee is required to notify the FCC that construction has been completed in accordance with the authorization it received. Immediately upon this notification, the FCC rules authorize the licensee to offer commercial service to the public. The licensee is then said to have operating authority.

      The FCC requires a PCS MTA licensee to build its system to achieve coverage of one-third of the population of the MTA within five years of the initial license grant and two-thirds within 10 years. Generally speaking, for a period of up to five years after the grant of a PCS license, a PCS licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems on frequencies within the subject PCS spectrum block, which exist within the PCS market. Using procedures established by the FCC which involve defined periods of voluntary negotiation, mandatory negotiation and, finally, mandatory relocation, Centennial may need to relocate existing microwave users currently licensed on frequencies within PCS Block B in the Puerto Rico-U.S. Virgin Islands MTA. The FCC's rules provide for such relocations to be accomplished at the PCS licensee's expense.

      Cellular and PCS licenses are granted for a term of up to ten years, after which they must be renewed. Licenses may be revoked and license renewal applications denied for cause. It is possible that there may be competition for a license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC's rules provide for a significant renewal preference to a cellular and PCS licensee that has used its spectrum for its intended purpose, complied with FCC regulations and the federal communications statutes. If a cellular and PCS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications.

      The FCC's rules also prohibit cellular telephone licensees from imposing restrictions on the resale of cellular service by parties who purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

      Pursuant to the requirements set forth in the Telecommunications Act of 1996 and the FCC's implementing regulations, incumbent local exchange carriers ("LECs"), such as the landline telephone companies in each market, have the following interconnection-related duties:
(i) the duty to negotiate, in good faith, the terms and conditions of agreements to fulfill the duties described above; (ii) the duty to provide interconnection for the transmission and routing of telephone exchange service and exchange access at any technically feasible point within the carrier's network; (iii) the duty to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point; (iv) the duty to offer for resale on a reasonable and nondiscriminatory basis, at wholesale rates, any telecommunications service that the carrier provides at retail to subscribers who are not telecommunications carriers; and (v) the duty to provide for actual collocation (or virtual collocation in limited circumstances) of equipment necessary for interconnection or access to unbundled network elements at the premise of the LEC.

      The FCC also regulates other aspects of the operation and ownership of CMRS systems including restrictions on the level of foreign ownership of CMRS licenses.

     In addition to regulation by the FCC, CMRS systems are subject to certain Federal Aviation Administration tower height regulations respecting the siting, construction, marking and lighting of CMRS transmitter towers and antennas.

      There can be no assurance that any FCC requirements currently applicable to Centennial's CMRS systems will not be changed in the future.

State and Local Regulation

      Following the grant of an FCC construction permit to an applicant, and prior to the commencement of commercial service (and prior to construction in certain states), the holder of the permit may have to obtain certain approvals from the appropriate regulatory bodies in the states in which it will offer CMRS service. In 1981 the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. Under the Omnibus Budget Reconsolidation Act of 1993, Title VI, which addressed certain regulatory issues affecting the mobile radio telecommunications industry, and implementing FCC regulations, states which regulate rates were required to petition the FCC by August 1994 if they wish to continue to so regulate. Of the states in which Centennial's CMRS operations are located, only Arizona, California, and Louisiana filed petitions. Those petitions were denied by the FCC. At present, none of the states in which the Company's CMRS operations are located may regulate the entry of CMRS providers or the rates charged for CMRS service. However, they could regulate other terms and conditions of service.

      The FCC has recently adopted a requirement that CMRS operators provide subscribers the same access as wireline callers to 911 emergency services. The imposition of such a requirement may result in significant costs to Centennial.

      The siting and construction of the CMRS facilities, including transmitter towers, antennas and equipment shelters may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a construction permit must obtain all necessary zoning and building permit approvals ("zoning approvals") for the transmitter sites and MTSO locations. The time needed to obtain zoning approvals and the requisite state permits varies from market to market and state to state.

Recent Legislation

      On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996, which contained significant provisions aimed, in part, at opening local telecommunications markets to competition. Specifically, with respect to telecommunications services, the legislation includes, among others, provisions governing
(1) the removal of barriers to entry for intrastate service, (2) the development of competitive markets through such requirements as interconnection, resale, number portability, dialing parity, access to right-of-ways, good faith negotiations, unbundled access to networks, collocation and numbering administration, (3) procedures for negotiation, arbitration and approval of interconnection agreements, including voluntary negotiations and mediation, compulsory arbitration, pricing standards, approval by state commissions and Regional Bell Operating Company statements of generally available terms and conditions, (4) universal service and (5) restrictions on Bell Operating Companies. A number of rulemakings have been instituted by the FCC to implement the legislation.

Pending Legislation; FCC and State Proceedings

      Comprehensive telecommunications reform legislation in Puerto Rico has been passed by the Puerto Rico legislature and is currently before the Governor for signature or veto. Centennial believes that the regulatory approach as well as certain provisions of the legislation are inconsistent with the procompetition language and/or objectives of the Telecommunications Act of 1996. If the legislation is enacted in its current form, Centennial intends to bring these inconsistencies to the attention of the FCC or the courts, as appropriate. Whether or not the legislation is enacted, Centennial intends to take whatever legal action is reasonable and appropriate to assure that there is a regulatory forum to address its intra-island telecommunications issues.

      The FCC recently adopted a requirement that CMRS operators provide subscribers the same access as wireline callers to 911 emergency services. The imposition of such a requirement may result in significant costs to Centennial.

Radiofrequency Emission Concerns

      Media reports have suggested that certain radiofrequency ("RF") emissions from portable cellular telephones might be linked to cancer. Centennial is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. The FCC recently completed a rulemaking proceeding which updated the guidelines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. It is anticipated that all cellular telephones currently marketed and in use will comply with those standards.

Digital Cellular Technology

      Over the next decade, it is expected that cellular telephones will gradually convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as Los Angeles, New York and Chicago. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry-wide process that will take a number of years. The exact timing and overall costs of such conversion are not yet known.

      Centennial is in the process of upgrading its cellular telephone systems from analog to digital technology and provides digital cellular telephone service in most of its cellular telephone markets to roamers. The implementation of digital technology will be fundamentally directed by subscriber demand for secure and confidential communications, the introduction of new cellular telephone services such as message waiting and calling line identification, and the delivery of data communications. Where cell sites are not yet at their maximum capacity of radio channels, Centennial is adding digital channels to the network incrementally based on the relative demand for digital and analog channels. Where cell sites are at full capacity, analog channels are being removed and redeployed to expand capacity elsewhere within the network and replaced in such cell sites by digital channels. The implementation of digital cellular technology over a period of several years will involve modest incremental expenditures for switch software and possible significant cost reductions as a result of reduced purchases of radio channels and a reduced requirement to split existing cells. However, as indicated above, the extent of any implementation of digital radio channels and the amount of any cost savings ultimately to be derived therefrom will depend primarily on subscriber demand. In the ordinary course of business, equipment upgrades at the cell sites have involved purchasing dual mode radios capable of using both analog and digital technology.

      The benefits of digital radio channels can only be achieved if subscribers purchase cellular telephones that are capable of transmitting and receiving digital signals. Currently, such telephones are more costly than analog telephones. The widespread use of digital cellular telephones is likely to occur only over a substantial period of time and there can be no assurance that this technology will replace analog cellular telephones. In addition, since most of Centennial's existing subscribers currently have cellular telephones that exclusively utilize analog technology, it will be necessary to continue to support, and if necessary increase, the number of analog radio channels within the network for many years.

Australian Pay Television

Australia

      Australia is a Federal jurisdiction. The Federal Government of Australia has jurisdiction to make laws with respect to certain matters enumerated in Australia's constitution while the States and Territories of Australia have residual power over most other matters. A valid Federal law will prevail over an inconsistent state law. The provision of subscription television services is regulated by the Federal Government under various Commonwealth statutes. In addition, State and Territory laws, including environmental and consumer contract legislation, may impact on the construction and maintenance of a transmission system for subscription television services, and the content of those services, as well as on various aspects of the subscription television business itself.

      The Australian regulatory framework distinguishes between the regulation of the content of subscription television services themselves and the regulation of the facilities used to transmit those services. The BSA regulates the program content for all Broadcasting Services used by certain broadcasters and Narrowcasters, including the Off-Air broadcasters. The BSA distinguishes between Narrowcast and Subscription Broadcast television services: (i) Narrowcast services, which provide niche or specialized programs that target particular audiences and are provided pursuant to class licenses and
(ii) Subscription Broadcast services, which provide programs that appeal to the general public (as opposed to those which target particular audiences) and require an individual license for each service. The BSA further distinguishes between pay television services which are made available only upon payment of subscription fees and a number of other categories. ECT currently provides the License B Package, CNBC Asia, World Movies and BBC World News (on MDS) as well as the four channels of Subscription Broadcast services under the License A Package.

      The transmission facilities used to provide the above services are principally regulated by the Radiocommunications Act 1992 ("RCA") and the Telecommunications Act 1991 ("TCA"). The RCA, which commenced on July 1, 1993, regulates the use of the radio frequency spectrum, including the use of MDS transmission and the spectrum used by
satellite  operations.   The TCA, which commenced  on  July  1,  1991,
regulates the provision of telecommunications services including certain aspects of carrier operated satellites.

Broadcasting Services Act

     Broadcasting Service Categories

      The BSA regulates the content, ownership and operation of Broadcasting Services in Australia and generally seeks to do so in a "technology neutral" manner. It applies to television (with the exception of video dial tone services such as Asymmetric Digital Subscriber Loop) and radio services delivered by any means, including radio frequencies, cable television (fiber-optic or coaxial), satellite or a combination of those means of transmission. ECT presently supplies services under categories of Subscription Broadcast television and Subscription Narrowcast television.

      Subscription Narrowcast services are services that are available only upon the payment of subscription fees and on a limited basis, for example, to special interest groups or to specific locations, during limited periods, for special events, or for other programs of limited appeal. In contrast, Subscription Broadcast services are services that are made available to the general public upon the payment of subscription fees and which provide programs that, when considered in the context of the service being provided, appear to be intended to appeal to the general public.

     Narrowcast Services

      The operation of Narrowcast services is authorized by a general "class" license, each of which covers the operation of a category of service, and does not require the licensing of individual operators. Therefore, ECT will not be required to apply to the ABA for specific licenses to operate Narrowcast services.

     Subscription Television Broadcast Services

      License Conditions. Each Subscription Television Broadcast License is issued subject to certain conditions which include, but are not limited to, the following: advertising is prohibited before July 1, 1997; cigarette or other tobacco product advertising is prohibited; subscription fees must be the predominant source of revenue for the service, even after July 1, 1997 (when advertising is permitted); the licensee must remain a "suitable" licensee under the BSA; and the licensee must comply with provisions of the BSA relating to anti-siphoning and the broadcast of R-rated materials. See "Regulation and Legislation - Australian Pay Television - Broadcast of R-Rated Materials" and "Regulation and Legislation - Australian Pay Television - Anti-Siphoning." The ABA may, by notice in writing given to a Subscription Broadcast licensee, vary or revoke conditions or may specify additional conditions, following a process of consultation with the licensee.

      Each Broadcast License is subject to the condition that, if the licensee provides a service devoted predominantly to drama programs, the licensee will ensure that at least 10% of its annual programming expenditures is in relation to new Australian drama programs. The BSA requires a review by July 1997 as to whether such requirement shall be increased to 20%.

      Conditions that must be imposed on a Subscription Television Broadcast License include that customers must have the option to rent domestic reception equipment, and each non-satellite Broadcast License is subject to the additional condition that, if the licensee does rent domestic reception equipment to a customer, the customer must be able to terminate the rental agreement on one month's written notice to the licensee.

      Each DTH satellite license may be subject to certain additional conditions, including that: (i) the licensee must use the Digital Transmission Standard (as part of that standard, satellite reception equipment must be capable of Australian manufacture); (ii) domestic reception equipment used by the licensee must be accessible by other satellite Broadcasting Services; (iii) the licensee's subscriber management system must provide access to that system to other pay television broadcasting licensees at a fair price; and (iv) if the ABA is directed by the Minister to include such a condition, Australian industry must be adequately involved in the provision of services under the license.

     Foreign Ownership

      There are no provisions in the BSA restricting foreign persons from owning shares or an interest in the operators of Narrowcast services. However, with respect to Subscription Television Broadcast licensees, ownership of company interests by foreign persons is limited to 20% for each foreign person and an aggregate of 35% for all foreign persons. "Foreign person" and "company interest" are defined in Section 6 of the BSA. "Company interests" include holding a beneficial entitlement to or interest in shares of the company, being in a position to exercise control of votes cast on a poll at a shareholders meeting, having a beneficial entitlement to a dividend or having an entitlement to share in the property of the company which could be distributed to its shareholders as a result of a winding up or otherwise. "Foreign person" means: (i) a natural person who is not an Australian citizen; or (ii) a company, wherever incorporated, where natural persons who are not Australian citizens hold company interests in the company exceeding 50%; or (iii) a company, wherever incorporated, where: (a) a company referred to above in (ii); or (b) natural persons who are not Australian citizens and a company referred to above in (ii), hold company interests in the company exceeding 50%. Company interests can be traced through a series of companies in order to determine levels of foreign ownership in accordance with a formula specified in the BSA. These foreign ownership restrictions will continue to have effect after July 1, 1997. See also "Regulation and Legislation - Australian Pay Television - Foreign Acquisition and Takeovers Act."

     Cross-Media Ownership

      Subject to the following, there are no provisions in the BSA limiting the interest that an existing media owner may have in the operator of a Narrowcast service, a subscription radio broadcast service or a non-satellite Subscription Television Broadcast Service. However, in relation to the last category of service, the ABA is obliged, in consultation with the ACCC, to monitor the cross-media ownership of licenses for those services in the context of the goals of the BSA and, if, as a result of that monitoring, the ABA is concerned that the goals of the BSA are being undermined, the ABA must report that concern to the Minister, who must then table a copy of the report in Parliament.

      The BSA restricts the level of cross-media ownership and control of Satellite Licensee A but not Satellite License B. Under applicable rules, a defined media owner may not hold more than 2% of the company interests of, or be in a position to exercise control of, Satellite Licensee A prior to July 1, 1997. Defined media owners include persons who control large circulation newspapers (average daily circulation of 100,000 for the days on which the paper was published during the preceding financial year), telecommunications carriers and commercial television (i.e., "Off-Air") licensees. Further, Satellite Licensee A and Satellite Licensee B cannot have company interests exceeding 2% in each other, or be in a position to control each other, prior to July 1, 1997.

     Broadcast of R-Rated Materials

      A subscription television broadcasting licensee must ensure that access to R-rated material ("restricted to persons over eighteen years of age" as determined by the Office of Film Literature Classification) is restricted by disabling devices acceptable to the ABA but will not broadcast such "R" classified programming until the ABA has completed an extensive survey on community standards on taste and decency in relation to classifications for subscription television and on what levels of violence and depiction of sex should be allowed, and has recommended, and the Federal Parliament has approved, the broadcast of programs in the category.

     While the ABA has completed its survey and has recommended that R-rated programming should be available to subscription broadcasting television subscribers, subject to certain controls, Parliament has not approved the recommendation. A Senate (upper house) committee issued a unanimous report in February 1995 recommending an extension of the existing moratorium banning R-rated movies from subscription television. The Senate committee also recommended that the Australian Government revise the R-rating system (which is somewhat different than the R-rating system in the United States), creating one version for movies and another, censored version for video and subscription
television.   The Minister has yet to submit a proposal regarding  the
transmission of R-rated programming to Parliament.

      ECT is unable to predict the Minister's recommendations or their likely effect on XYZ. A change from the current prohibition on R-rated material may enable subscription television service providers, such as ECT, or programmers, such as XYZ, to provide or produce a broader range of services than is currently permitted.

     Anti-Siphoning

      The BSA also contains a provision relating to "anti-siphoning." Anti-siphoning is intended to prevent Subscription Broadcast licensees from obtaining exclusive rights to events of national importance or cultural significance that have traditionally been shown on Off-Air television, under the assumption that such events should be as widely distributed and as accessible as possible.

      The BSA imposes a condition on each Broadcast License that prohibits a licensee from acquiring the right to televise on its services any event which is listed on the anti-siphoning list unless a national broadcaster has the right to televise the event on its broadcast service or an Off-Air television broadcaster (whose television Broadcasting Services cover more than 50% of the Australian population) has the right to televise that event. The Minister may remove an event from the list, and all events are deemed to be removed from the list, 168 hours after the end of the event.

      The  Minister  has the power to specify such events  as  in  his opinion should be available for free to the general public. The Minister officially proclaimed the anti-siphoning list (which contained only sporting events) on July 6, 1994 and became effective on that date. The anti-siphoning list covers sports of interest to Australians such as certain Rugby League, Rugby Union, Australian Rules football and cricket matches, the English FA cup final and World Cup soccer matches, the Australian National Basketball League finals, the U.S. Open, Australian Open, British Open, PGA and Masters golfing events, certain auto races and the U.S. Open, Australian Open, French Open and Wimbledon tennis matches, all for a period of ten years. Furthermore, the Minister has also issued a "watch list" of events (containing mostly Olympic events) which could be added to the anti-siphoning list under certain circumstances. The Minister has the power to remove an event from the list. This is expected to prevent an Off-Air television broadcaster from buying rights to an event but not televising the event or televising only an unreasonably small portion of the event.

Radiocommunications Act

      The  RCA  regulates the use of the radio spectrum in  Australia, including the issuance and use of both MDS apparatus and spectrum licenses. As of the date hereof, no MDS spectrum licenses have been issued.

      The SMA is the government agency established under the RCA to manage, among other things, the radio frequency spectrum. Under the RCA, apparatus licenses authorize the licensee (and certain persons authorized by the licensee by written instrument) to operate specified radiocommunications devices or radiocommunications devices of a specified kind. General conditions apply to each MDS license, including requirements that apparatus licensees and any person authorized by the licensee to operate a radiocommunications device under the license comply with the RCA and its conditions and meet all obligations thereunder. Transmitter licensees are further restricted with conditions including, among other things, (i) operating on specified frequencies, (ii) transmitter licensees must not operate or permit operation of the transmitter for a purpose inconsistent with a purpose of a kind specified in the appropriate frequency band plan, if any, and (iii) transmitter licensees must not operate or permit operation of the transmitter except in accordance with conditions specified in the license that relate to containment of interference or likelihood of interference with radiocommunications. The SMA may at any time impose new conditions or revoke or vary them with respect to individual licenses.

      Each licensee may, at any time during the period of six months before a license is due to expire, apply in writing to the SMA for renewal. The renewal of a license is subject to consideration of relevant factors such as the effect on radiocommunications of the proposed operation of the radiocommunications devices that would be authorized under the renewed license. In addition, the SMA may consider as relevant whether the applicant has had a license canceled within the previous two years. The SMA must notify an applicant of any intention not to renew a license or any changes to any conditions placed on a license, but there is no legal right to renewal.

     The majority of the major city MDS licenses held by ECT expire in 1999 while the majority of MDS licenses held by ECT for regional areas expire in 2000. The SMA may issue an apparatus license that is inconsistent with the spectrum plan or any relevant frequency band plan. However, that apparatus license that is inconsistent with the spectrum plan or relevant frequency plan can only be issued if it is granted for purposes which relate to an event of international, national or regional significance or otherwise is in the public interest. In addition, that apparatus license must not be issued for more than 30 days and is not renewable. If renewed, an MDS license will remain in force, unless canceled or suspended on an earlier date, for the period specified in the MDS license, which may be a period of up to five years.

      The RCA provides that the SMA may cancel or suspend an apparatus license if the SMA is satisfied that the licensee or a person authorized by the licensee to operate a radiocommunications device under the license has contravened a condition of the apparatus license or has in any other way contravened the RCA or operated a radio communication device in contravention of any other law.

      The RCA provides for the preparation of plans for the conversion of existing apparatus licenses to spectrum licenses. On receiving a notice from the Minister designating a specified part of the spectrum to be allocated by issuing spectrum licenses, the SMA must prepare a conversion plan. However, no such plans have yet been prepared and, although the SMA has issued a discussion paper on this issue, it has made no commitments regarding the spectrum licensing process. The SMA has, however, raised a number of issues which are explained below.

      Upon conversion, spectrum access charges will be payable to the Commonwealth. In preparing a marketing plan for issuing spectrum licenses under the conversion, consideration may be given to the basis on which any particular license was issued - for example, whether it was issued pursuant to a price-based process or by administrative allocation - but the SMA has made no commitment regarding spectrum access charges for licenses converted from apparatus licenses to spectrum licenses.

     The principal differences between apparatus and spectrum licenses are transferability, subject matter, term and renewal/allocation. Spectrum licenses are assignable subject to rules that may be determined by the SMA; at present, a licensee of an apparatus license may apply in writing to the SMA for the license to be transferred to
another  person.   The  SMA  may determine that  particular  types  of
apparatus  licenses  are, or in specified circumstances  an  apparatus
license  is  not,  transferable.   Apparatus  licenses  authorize  the
licensee  to operate specified radio communications devices or  radio-
communications  devices of a specified kind.   Spectrum  licenses  are
expected to emphasize (i) the ability of a licensee to operate a radio-communications device in a particular part or parts of the spectrum,
(ii) the maximum permitted level of radio emission in parts of the spectrum outside the licensed parts of the spectrum, (iii) the area within which the radiocommunications devise is authorized, and (iv) the maximum permitted level of radio emission outside that area that the radiocommunications device is authorized. MDS spectrum licenses may have a term of up to ten years, but will not necessarily be reissued to the same licensees. Instead, spectrum licenses may be reallocated under a price-based tender process upon expiration unless the SMA is satisfied that special circumstances exist as a result of which it is in the public interest for the same licensees to continue to hold the spectrum licenses or the Minister determines that it is in the public interest that the spectrum licenses be reissued to the same licensees.

Telecommunications Act

      The TCA regulates the use of telecommunications facilities to supply telecommunications services. Telstra and Optus have the right to install and maintain facilities and, consequently, are expected to be the primary providers of cable television and satellite-based facilities and carriage services on these facilities. Noncarriers, such as ECT may use carriage services provided by such carriers to provide telecommunications services to others. However, non-carriers must comply with the Service Providers Class License issued by Austel under the TCA. The conditions attaching to the Service Providers Class License include regulation of technical and operational standards, provision of eligible services, prevention of the supply of eligible services for illegal purposes and the use of telecommunications networks for unlawful purposes. The delivery of Broadcasting Services using cable television or satellite transmission would be subject to compliance with the Eligible Service Providers Class License.

      The FOXTEL and Optus Vision cable television networks are owned by associates of the general carriers, Telstra and Optus. Under a direction issued to Austel by the Minister, the Telstra and Optus associates would be obligated to comply with interconnection and non-discriminatory access principles similar to those applicable to common carriers in Australia. However, such direction provides for a limited exemption from this access regime in relation to connection of Subscription Broadcast services to their respective networks until at least July 1, 1997, and potentially through July 1, 1999, to be determined by the government in its discretion. On June 26, 1996, Austel issued a draft license for comment requesting such comments by July 19, 1996. Austel has advised ECT that it expects that the class license will be issued by the end of August 1996.

      The Australian government has publicly stated its intention to increase deregulation and competition in the telecommunications industry and prior to July 1997 will be conducting an inquiry into this. ECT believes that the TCA may be amended so that additional carrier licenses can be issued shortly after July 1997. ECT further believes that it will be well placed to obtain (whether individually or as part of a consortium) or obtain favorable access to systems
established   under  such  additional  carrier  licenses   given   the
infrastructure ECT expects to have established by that time. The current draft of the telecommunications legislation suggests that it is the intention of the government that infrastructure owners such as ECT will become carriers after July 1997. However, ECT can make no assurances in this regard.

Trade Practices Act ("TPA")

       The TPA governs restrictive trade practices and consumer protection. The restrictive trade practices provisions prohibit, among other things, agreements which substantially lessen competition, price fixing agreements, exclusive dealing, price discrimination, resale price maintenance, third line forcing, and abuse of market power by corporations having a substantial degree of power in a market. The restrictive trade practices provisions also prohibit acquisitions of the shares or assets of a corporation which would substantially lessen competition in a market. Substantial pecuniary penalties may be imposed for contraventions of the TPA. The Minister, the Australian Competition and Consumer Commission ("ACCC") or any other person may bring an action to restrain contraventions of the TPA by injunction against any person who has contravened or is proposing to contravene the TPA. A person who has suffered loss as a result of another person contravening the TPA may bring an action to recover damages against any person involved in the contravention. The ACCC may authorize otherwise prohibited conduct, other than price fixing agreements (except in special circumstances), price discrimination, and misuse of market power if it results in, or is likely to result in, a net benefit to the public.

Foreign Acquisitions and Takeovers Act

      The Australian Foreign Acquisitions and Takeovers Act 1975 ("FATA"), as amended, requires (i) any natural person not ordinarily resident in Australia, or (ii) any corporation or trustee of a trust estate in which a natural person not ordinarily resident in Australia or a foreign corporation (being a corporation organized outside Australia) holds a substantial interest (defined below) or in which two or more such persons or foreign corporations hold an aggregate substantial interest (defined below), who proposes entering into an agreement by virtue of which the person, corporation or trustee will acquire or increase a substantial interest in an Australian corporation to notify the Australian Treasurer of its intention to do so. The person, corporation or trustee may then only enter the proposed transaction if (a) the Treasurer advises that the Commonwealth Government has no objection to the transaction; or (b) the Treasurer has made no order prohibiting the transaction and the person, corporation or trustee has received no advice referred to above after 40 days have elapsed following the giving of the notice to the Treasurer.

     The Treasurer may make an order prohibiting the transaction if he is satisfied it would result in foreign persons or different foreign persons controlling the corporation and that result would be contrary to the national interests. Alternatively, the Treasurer may advise that the Commonwealth Government has no objection to the transaction, provided that the person, corporation or trustee complies with specified conditions. If the Treasurer specified conditions in connection with the non objection, the person, corporation or trustee entering into the transaction, must comply with the conditions.

      A person is taken to hold a "substantial interest": (a) in a corporation, if the person, alone or together with any associates (as defined in the FATA), is in a position to control not less than 15% of the voting power in the corporation or holds interest in not less than 15% of the issued shares in the corporation; or (b) in a trust estate, if the person alone or together with any associates (as defined), holds a beneficial interest in not less than 15% of the corpus or income of the trust estate. Two or more persons are taken to hold an "aggregate substantial interest": (c) in a corporation, if they, together with any associates (as defined), are in a position to control not less than 40% of the voting power in the corporation or hold not less than 40% of the issued shares in the corporation; or (d) in a trust estate, if they together with any associates hold in the aggregate beneficial interests in not less than 40% of the corpus or income of the trust estate. Where a trustee has power or discretion under the terms of a trust as to the distribution of income or corpus of the trust estate to beneficiaries, each beneficiary is taken for the purpose of paragraphs (b) and (d) above to hold a beneficial interest in the maximum percentage of income or corpus of the trust estate that the trustee is empowered to distribute to that beneficiary.

      The circumstances in which a person is taken to hold an interest in a share are widely described in the FATA and, without limitation, include having a legal or equitable interest in the share, having entered into a contract to purchase the share or an option over the share, or an interest in the share, or having the right to vote the share. Such Act also provides that, for the purposes of such Act, a holder of a substantial interest or holders of an aggregate substantial interest (including any such interest held by other applications of the relevant provision) in the corporation or a trust estate which is in a position to control any voting power in another corporation or holds interests in shares in another corporation or in another trust estate shall be taken to be in the position to control such voting power in the other corporation or to hold such interests in the other corporation or in the other trust estate, as the case may be.

      In addition to the specific transaction described above, the Australian Treasurer has the power to prohibit any proposed transactions which would have the result that an Australian corporation or business becomes foreign controlled or undergoes a change in foreign control (whether as a result of changes in share ownership, sales or leases of assets, or agreements relating to directorates or the constitution of a corporation) and the Treasurer is satisfied that such a result is contrary to the national interest. Furthermore, the Treasurer may compel divestiture of shares or assets or the discharge of agreements where he is satisfied that they have had the result that an Australian corporation or business has become foreign controlled or has undergone a change in foreign control, and that result is contrary to the national interest, unless the Treasurer was notified prior to the transaction being entered and failed to make an order prohibiting the transaction within 30 days.

      Notwithstanding that the FATA does not require compulsory notification of transactions other than the specific transactions described above, the Australian Treasury Department (which administers the FATA) has stated that any transaction which falls within the scope of the Treasurer's order-making powers under the FATA should be the subject of voluntary notification under that Act. Furthermore, the Australian Treasury Department has stated that all transactions involving the acquisition by foreigners of media interests should be voluntarily notified.

Local Regulation

      When ECT constructs facilities, it must also comply with local government regulations such as planning and zoning requirements, as well as federal environmental laws. ECT works with the local government primarily on issues concerning construction standards. ECT has established construction standards that it believes meet or exceed the local regulations.

RADIO STATIONS

      The Company owns and operates two radio stations serving the Owensboro, Kentucky area and the Evansville, Indiana area. On March 12, 1996, the Company sold its license and certain assets used in the operation of radio station WEHR-FM in Sheperdsville, Kentucky, for a cash purchase price of $300,000. The radio stations share facilities and certain management personnel with the Company's cable system at that location. Century-ML (a joint venture, 50% owned by the Company and 50% owned by ML Media Partners), owns two radio stations located in and serving areas of Puerto Rico.
CABLE PROGRAMMING

      On May 7, 1996, the Company acquired the assets of a 24 hour per day independently produced local news and information cable television programming service focusing primarily on events in Orange County, California. The programming service is marketed under the name "Orange County News Channel."

EMPLOYEES

      At May 31, 1996, the Company (excluding ECT) had approximately 3,370 employees. Certain of the employees of 12 of its cable systems, including three of its largest systems, are represented by unions. The Company considers its relations with its employees to be good.

     As of May 31, 1996, ECT had approximately 75 full-time employees. ECT considers its relations with its employees to be good. Substantially all of ECT's employees are parties to an "award" governing the minimum conditions of their employment, including probationary periods of employment, rights upon termination, vacation, overtime and all dispute resolution.

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

       With respect to Centennial Cellular's cellular systems, Centennial Cellular owns or leases sales or administrative offices and sites for the MTSO's and cell sites. Centennial Cellular also leases office space at 1305 Campus Parkway, Neptune, New Jersey where it has its principal corporate office. Cell sites typically include a tower and transmitting, receiving and signalling equipment and are connected by landline, microwave or other means to the cellular systems' computers in the MTSO.

      As of May 31, 1996, the Company leases approximately 32,000 square feet of office space at 50 Locust Avenue, New Canaan, Connecticut, where it has its corporate headquarters, pursuant to a lease which expires August 31, 1997 and provides for monthly rental payments of approximately $75,000.

      Centennial Cellular leases space for the MTSO serving Centennial Cellular's Southwestern cluster and space in an antenna tower in the Southwestern cluster to the Company for an aggregate current annual rental of approximately $1,200. Centennial Cellular also leases certain space for equipment in Puerto Rico from Century-ML Cable Corp. ("Century-ML"), which is 50% owned by the Company and 50% by an unaffiliated entity. The current annual rent is approximately $2,400. Further, Centennial Cellular leases certain office space in Puerto Rico to Century-ML for a current annual rent of $68,850. Further, Centennial Cellular is engaged in negotiation with Century-ML regarding the use of certain of Century-ML's plant and equipment for use in connection with Centennial Cellular's intra-island telecommunications service in Puerto Rico. The Company believes that the above transactions and contemplated transactions between it and Centennial Cellular and/or Century-ML are or will be, as the case may be, on terms no less favorable to the Company than would be obtainable at that time in comparable transactions with unaffiliated parties.

      ECT's headquarters in Sydney comprises 1,046 square meters of office space in Woollahra, New South Wales, occupied under a lease that expires in 2000. ECT has established branch offices in Hobart, Wollongong and Newcastle to provide local support and service to subscribers. ECT has executed leases for such offices with terms expiring at the earliest in August 1998 and the latest in 2000. The aggregate annual rental under all office leases is $330,000.

       The Company is party to agreements with respect to MDS transmission and repeater sites in Hobart, Wollongong and Newcastle. The Company is also party to a contract with Optus for transponder use on the Optus Satellite.

     The Company considers the properties owned and leased by it to be suitable and adequate for its business operations.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the Company's shareholders during the fiscal quarter ended May 31, 1996.

                                  * * *

EXECUTIVE OFFICERS OF THE COMPANY.

     The names, ages and positions of all of the executive officers of the Company as of May 31, 1996 are listed below along with their business experience during the past five years. Officers serve at the discretion of the Board of Directors. Except as otherwise indicated below, the Company's officers were elected to their respective positions on December 5, 1985 following the incorporation of the Company as a holding company for Century-Texas, and have held such positions at all times since December 5, 1985. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and except as otherwise indicated below, there are no family relationships between any executive officers or any directors of the Company.

      Leonard Tow, 68, has been Chairman of the Board of the Company since October 1989. He has also been a director and the Chief Executive Officer and Chief Financial Officer of the Company since its incorporation in December 1985, and of Century-Texas from the date of its organization in 1973 through December 1985. He also served as President and Chief Operating Officer of the Company from December 1985 to October 1989, and as President of Century-Texas from 1973 through December 1985. Mr. Tow has been active in the cable television industry for approximately 30 years. He has also served as Chairman of the Board of Citizens Utilities since June 1990, as Chief Executive Officer of Citizens Utilities since July 1, 1990, and as a director of Citizens Utilities since April 1989. Mr. Tow holds a Ph.D. from Columbia University and is the husband of Claire L. Tow and the father of Andrew Tow.

      Bernard P. Gallagher, 49, has been a director of the Company since October 1990 and has been President and Chief Operating Officer of the Company since October 1989. Mr. Gallagher has also been Chairman of the Board and Chief Executive Officer of Centennial
Cellular  since  August  1991 and has been a  director  of  Centennial
Cellular since March 1991. From February 1990 to August 1991, Mr. Gallagher was President and Chief Operating Officer of Centennial Cellular. From 1979 to October 1989, Mr. Gallagher served in various financial and executive capacities at Comcast Corporation, a cable and cellular company, and its subsidiaries, including Vice President and Treasurer from November 1984 to October 1989.

      Andrew Tow, 37, has been a director of the Company since October 1992. Since February 1995, Mr. Tow has been Executive Vice President of the Company and Chairman of the Century Cable Television Division of the Company. During the 1996 fiscal year, Mr. Tow lived and worked in Australia overseeing the Company's investment in the pay television business in that country. From 1991 to 1995, Mr. Tow was Senior Vice President of the Company and President of the Century Cable Television Division of the Company. He was a Vice President of the Company from August 1989 to June 25, 1991. He has been involved in the operations of the Company since its incorporation in December 1985 and with Century-Texas since October 1984. Andrew Tow is the son of Leonard and Claire Tow.

       Michael   G.  Harris,  50,  has  been  Senior  Vice  President-
Engineering of the Company since June 1991, and was Vice President, Engineering of the Company from 1982 to June 1991. He was Director of Engineering of Century-Texas from 1973 to 1982 and Vice President, Engineering of Century-Texas from 1982 to December 1985. Mr. Harris has also been Senior Vice President, Engineering of Centennial Cellular since August 1991, and was Vice President, Engineering of Centennial Cellular from the date of its incorporation in 1988 to August 1991.

      Scott N. Schneider, 38, has been a director of the Company since October 1994 and Senior Vice President and Treasurer of the Company since June 1991, and has been an Assistant Secretary of the Company since October 1986. He was a Vice President of the Company from
October 1986 to June 1991 and was Controller of the Company from December 1985 to June 1991. He was Controller of Century-Texas from
December 1982 to December 1985. Mr. Schneider has also been a director and Senior Vice President, Chief Financial Officer and Treasurer of Centennial Cellular since August 1991. He was a Vice President and Controller of Centennial Cellular from the date of its incorporation in 1988 to August 1991.

      Daniel E. Gold, 60, has been a Senior Vice President of the Company and President of the Century Cable Television Division of the Company since February 1995. From July 1994 to January 1995, he was Chief Executive Officer of the American Society of Composers, Authors and Publishers. Mr. Gold was Senior Vice President, Operations, of the Century Cable Television Division of the Company from 1991 to June 1994. Mr. Gold was President and Chief Executive Officer of the eight television station group of Knight Ridder Broadcasting Company from 1985 to 1990, and was President and Chief Operating Officer of Comcast Corporation from 1980 to 1985. Between 1960 and 1980, Mr. Gold held a variety of positions in the areas of government, law and broadcasting.

      Claire L. Tow, 65, has been Senior Vice President and a director of the Company since February 1988. She has been involved in the operations of the Company since its incorporation and with Century-Texas since its incorporation. Mrs. Tow is the wife of Leonard Tow and the mother of Andrew Tow.

     David Z. Rosensweig, 70, has been a director and the Secretary of the Company since its incorporation in December 1985 and of Century-Texas from 1982 to December 1985. Mr. Rosensweig has also been a director and Secretary of Centennial Cellular since its incorporation in 1988. He is a member of the New York law firm of Leavy Rosensweig & Hyman, which acts as general counsel to the Company and Centennial Cellular.

     Robert J. Larson, 37, has been Vice President - Controller of the Company since October 1994, was Controller of the Company from June 26, 1991 to 1994 and was Assistant Controller from 1989 to June 25, 1991. Mr. Larson has been Vice President - Accounting and Administration of Centennial Cellular since March 1995 and was Vice President - Controller of Centennial Cellular from October 1994 to March 1995, Controller of Centennial Cellular from 1990 to October 1994, and was Assistant Controller of Centennial Cellular from 1989 to 1990. Prior to joining the Company and Centennial Cellular, Mr. Larson was a manager with Deloitte & Touche LLP.
                                 PART II

ITEM 5.MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

Market Information

      The Class A Common Stock commenced trading on The Nasdaq Stock Market ("Nasdaq") under the symbol CTYA on January 5, 1995. Prior to such date, the Class A Common Stock was traded on the American Stock Exchange ("AMEX"). There is no established public market for the
Class B Common Stock. The table set forth below lists the high and low sale prices for the Class A Common Stock reported on the AMEX for the period from July 1, 1994 through January 4, 1995, and on Nasdaq for the period from January 5, 1995 through June 30, 1996. The following table sets forth, for the indicated calendar quarters, the closing price range of the Class A Common Stock as furnished by AMEX and/or Nasdaq.

     1994                            High         Low
     Third Quarter                 $ 9.75        $7.00
     Fourth Quarter                  9.25         6.25

     1995
     First Quarter                  10.13         7.25
     Second Quarter                 10.13         7.63
     Third Quarter                  10.50         8.63
     Fourth Quarter                 10.38         7.75

     1996
     First Quarter                  10.13         7.50
     Second Quarter                 10.13         8.25

      On August 16, 1996, the last sale price of the Class A Common Stock, as reported on Nasdaq, was $8.50 per share. At August 16, 1996, there were approximately 1,052 holders of record of shares of Class A Common Stock and 4 holders of record of shares of Class B Common Stock.

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

      The selected consolidated financial data set forth below for the five years ended May 31, 1996 have been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                         Year ended May 31,
                                1996        1995        1994       1993          1992
                          (Dollars  in  thousands  except  per share amounts)
Statement of Operations Data
Revenues                      $495,274    $416,687    $374,599    $345,131     $312,317
Cost of services               108,403     103,673      83,132      80,715       77,375
Selling, general and
  administrative               119,779     110,381      82,368      71,027       67,448
Regulatory restructuring
  charge                            --       4,000          --          --           --
Depreciation and
  amortization                 195,425     171,931     151,296     138,547      129,810
Australian operations           45,419          --          --          --           --

                               469,026     389,985     316,796     290,289      274,633

Operating income                26,248      26,702      57,803      54,842       37,684
Interest expense               172,215     139,001     121,698     112,294      116,516
Other (income) expense          (1,107)     (2,270)     (3,645)      5,218         (626)
Loss before income tax benefit,
  minority interest and
  extraordinary item          (144,860)   (110,029)    (60,250)    (62,670)     (78,206)
Income tax benefit             (34,326)      8,061      (5,633)    (12,401)      (8,291)
Loss before minority interest
  and extraordinary item      (110,534)   (101,968)    (54,617)    (50,269)     (69,915)
Minority interest in
  loss of subsidiaries           8,417      19,343      12,690      12,478       13,769
Loss before
  extraordinary item          (102,117)    (82,625)    (41,927)    (37,791)     (56,146)
  Extraordinary item-loss
  on early retirement
  of debt                           --          --          --          --        9,888

  Net loss                   $(102,117)   $(82,625)   $(41,927)   $(37,791)    $(66,034)
Dividend requirements on
  subsidiary convertible
  redeemable preferred
  stock                        $ 4,256    $  4,419    $  5,838     $ 5,883      $ 4,809
Loss applicable to common
 shares                      $(106,373)   $(87,044)   $(47,765)   $(43,674)    $(70,843)
Loss per common share:
  Loss before
  extraordinary item            $(1.44)     $(1.01)     $(0.53)     $(0.49)      $(0.69)
  Extraordinary item                --          --          --          --        (0.11)
  Net loss                      $(1.44)     $(1.01)     $(0.53)     $(0.49)      $(0.80)
Weighted average number of
  common shares outstanding
  during the period         73,748,000  86,277,000  89,381,000  88,652,000   88,032,000

                                                Year ended May 31,
                                1996       1995        1994        1993         1992
                                           (Dollars in thousands)
Balance Sheet Data
Total assets                $2,234,909  $2,004,417  $1,350,426  $1,303,484   $1,357,975
Long-term debt               2,081,611   1,741,143   1,270,989   1,167,423    1,174,871
Common stockholders'
   deficiency                 (448,013)  (351,645)    (243,628)   (215,238)    (178,342)

      See Note 3 of the consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Dollar Amounts in Thousands except subscriber and share data)

Historically, the Company has earned its revenues primarily from subscriber fees for services provided by its cable television systems and from the operations of four radio stations. In addition, the Company's 31.8% owned subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers in three geographic areas. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented. During the year ended May 31, 1996, the Company for accounting and reporting purposes, consolidated the operations of East Coast Pay Television Pty. Limited, an Australian Company ("ECT"). ECT was previously accounted for by the equity method of accounting. There was no significant impact on the consolidated statement of operations as a result of the change. ECT is pursuing opportunities to own, operate and invest in pay television services in Australia. (See Investments - Australian Pay Television).

Due to actions by the Federal Communications Commission (the "FCC"), relating to the reinstitution of rate regulation, as hereinafter described, the rate structure of the cable television industry, including the Company's business, has been negatively affected. In view of the continuing changes and recently published revisions to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. The Company implemented new rate and service offerings whereby subscribers are given the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price ("A La Carte Service Offerings"). Several of the Company's systems, along with numerous other cable operators, received specific inquiries from the FCC regarding their implementation of this method of offering cable services. In its decisions on the inquiry letters, the FCC admitted that previous guidelines which cable operators, including the Company, relied upon may have been confusing. During December 1994, the FCC responded to certain of the letters of inquiry related to A La Carte Service Offerings. The FCC has, through such responses, effectively determined that A La Carte Service Offerings limited to six channels or less will be considered New Product Tiers under the FCC rules (see Regulation). A La Carte Service Offerings in systems serving approximately 84% of the Company's subscribers qualify as New Product Tiers. A La Carte Service Offerings in excess of six channels have not been given New Product Tier status and it is the intent of the FCC to treat such offerings as regulated tiers of cable programming service, retroactively to the date of initial regulation. Such treatment, affecting approximately 16% of the Company's primary basic subscribers, would result in further reductions in the Company's rates for such services as well as refunds for previously provided services. The Company has appealed this determination to the FCC. On August 23,1996, the FCC released an Order seeking comment on a proposed resolution of pending basic and cable programming service tier rate complaints in several Los Angeles area cable systems served by Century. The proposed resolution also calls for the FCC to reconsider the Letter of Inquiry ruling adopted by the FCC with respect to
Century's Los Angeles and Beverly Hills, California systems in December 1994. If finally adopted by the Commission, the proposed resolution would require Century to adjust its rates for its basic and cable programming services tiers and make approximately $1,900 in subscriber refunds. Under the terms of the proposed resolution, local franchising authorities could "opt out" of the specified refunds and decide basic service tier refunds and rates based on the terms of the Letter of Inquiry, as reconsidered.

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

Fiscal Years Ended May 31, 1996 and May 31, 1995

Revenue for the year ended May 31, 1996 increased by $78,587 or 18.9%, over the year ended May 31, 1995. Revenue from cable television operations increased by $37,238 or 11.2%, over the corresponding year ended May 31, 1995 as a result of increases in the number of cable television subscriptions and acquisitions. Acquisitions of cable television systems accounted for $17,868 of the increase or 48.0%. The increase was partially offset by a decline in revenues related to the implementation of rate regulations established by the FCC pursuant to the 1992 Cable Act. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended May 31, 1996, were approximately 1,088,000 as compared to approximately 995,000 during the twelve-month period ended May 31, 1995, an increase of 9.3%. The impact of acquisitions of cable television systems accounted for 41.5% of the increase. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $34.84 during the twelve months ended May 31, 1996, as compared to approximately $33.11 during the comparable prior twelve month period, an increase of 5.2%. The Australian operations accounted for $14,571, or 18.5% of the total increase in revenue.

Revenue from cellular telephone operations for the year ended May 31, 1996 increased by $26,778 or 31.4%, over the year ended May 31, 1995. The increase in revenue was the result of growth in subscriptions to and the resulting increased usage of cellular telephone service. Acquisitions accounted for increased revenue of $21,279 for fiscal 1996, which increase more than offset a decline in revenue from cellular systems which were sold or exchanged of $12,756.

Costs and expenses excluding depreciation and amortization for the year ended May 31, 1996 increased by $14,128 or 6.6% over the year ended May 31, 1995. Cost of services for the year ended May 31, 1996 increased by $4,730 or 4.6% over the corresponding period in the prior year, while selling, general and administrative expense increased by $9,398 or 8.5%.

Cost of services of the Company's cable television operations increased by $753 or 0.9%, while selling, general and administrative expenses of the Company's cable television operations for the year ended May 31, 1996 increased to $85,591, an increase of $1,265 or 1.5% over the $84,326 in the year ended May 31, 1995. However, the Company's recent cable television acquisitions accounted for $3,734 or 495% of the $753 increase in cost of services and $2,794 or 220% of the $1,265 increase in selling, general and administrative expense. As a result, before giving effect to increased costs associated with acquisitions, costs of services and selling, general and administrative expenses declined by $2,981 and $1,529, respectively during the year ended May 31, 1996. The principal reason for the decline in these costs was the Company's implementation of a planned restructuring of its operations (see discussion of fiscal years ended May 31, 1995 and 1994).

Cost of services related to the cellular telephone operations during the year ended May 31, 1996 was $26,129, an increase of $3,977 or 18.0% as compared to the year ended May 31, 1995. The reason for the increase was a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network. Included in cost of services during fiscal year ended 1996 were $195 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

Selling, general and administrative expenses related to the cellular telephone operations rose to $34,188, an increase of $8,133 or 31%
above  the  $26,055 recorded during the year ended May 31, 1995.   The
increase resulted primarily from the variable costs associated with a larger subscription and revenue base and anticipated growth of its
cellular  telephone  business.   Included  in  selling,  general   and
administrative expenses during fiscal year ended 1996 were $218 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cellular telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired wireless telephone markets will contribute to an increase in these costs and expenses.

Depreciation and amortization for the year ended May 31, 1996 increased by $23,494 or 13.7% over the year ended May 31, 1995. The cellular telephone operations and acquisitions accounted for $5,347 of this increase, the cable television operations accounted for $18,147.

The Australian operations incurred expenses of $45,419, including $21,031 of depreciation and amortization.

Operating income for the year ended May 31, 1996 decreased by $454 or 1.7% below the year ended May 31, 1995. The cellular operating loss for the year ended May 31, 1996 of $19,109 decreased by $9,321 or 33% from the loss of $28,430 for the year ended May 31, 1995. The Australian operating loss for the year ended May 31, 1996 was $30,848. The Company's operating income before the inclusion of its cellular and Australian operations was $76,205 an increase of $21,073 or 38.2% over the year ended May 31, 1995.

Other income represents the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $7,126 and $2,400 of expense for fiscal years ended May 31, 1996 and 1995 for its minority investments in Australia, offset by $10,473, $4,670 and $3,645 of income for fiscal years ended May 31, 1996, 1995 and 1994 related to minority investments of the Company's cellular telephone operations. Included in other income for the fiscal year ended May 31, 1996, was a write-down of $10,000 of the Company's equity securities held in Australis (see Australian Pay Television) and the recognition of approximately $8,310 of gain on the sale of assets held by Centennial.

Interest expense for the year ended May 31, 1996 increased by $33,214 or 23.9% as compared with the year ended May 31, 1995 reflecting higher average debt levels and secondarily, higher interest rates in effect during the year ended May 31, 1996. In addition, the Company incurred a non cash charge of $2,647 reflecting the write off of debt issuance costs associated with a bank credit agreement refinanced during the year ended May 31, 1996. For the year ended May 31, 1996, the average debt outstanding was approximately $1,754,000 or $310,000 above the average outstanding debt balance of $1,444,000 during the year ended May 31, 1995. The cellular operations accounted for $94,247 or 30.4% of the increase. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 10.2% in the year ended May 31, 1996 as compared to approximately 9.8% in the year ended May 31, 1995. The increase in such rates is primarily the result of a one time non cash charge of $2,647 of deferred debt issuance costs as a result of the Company's refinancing of a bank credit facility (see Financing and Capital Formation - The Company). Short-term interest rates of the Company's variable rate bank credit agreements declined from 6.8% at May 31, 1995 to 6.7% at May 31, 1996. Additionally, as described below interest expense related to the Company's interest rate hedge agreements declined during the year ended May 31, 1996. During the year ended May 31, 1996, the Company incurred interest expense of $741 in respect of the interest rate hedge transactions compared to interest expense of $2,794 in respect of the interest rate hedge transactions in the year ended May 31, 1995. All of the Company's obligations under interest rate hedge agreements expired during the year ended May 31, 1996. See "Liquidity and Capital Resources". Centennial's weighted average interest rate increased to 9.5% for the
year  ended May 31, 1996 from        9.2% for the year ended  May  31,
1995. Centennial capitalized $5,200 of interest related to its ownership of a PCS license (see Centennial Acquisitions). Interest expense of the Company's Australian operations was $1,299 during the fiscal year ended May 31, 1996.

After losses attributable to minority interests in subsidiaries for the year ended May 31, 1996, a pretax loss of $136,443 was incurred, as compared to a pretax loss of $90,686 for the year ended May 31,
1995. The income tax benefit of $34,326 for the year ended May 31, 1996 represents an adjustment to the deferred tax liability of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the years ended May 31, 1996 and May 31, 1995.

The net loss for the year ended May 31, 1996 of $102,117 represents an increase of $19,492 or 23.6% over the loss for the year ended May 31, 1995. The Company expects net losses to continue until such time as the operations of the wireless telephone systems, Australian operations, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Fiscal Years Ended May 31, 1995 and May 31, 1994

Revenue  for  the  year ended May 31, 1995 increased  by  $42,088,  or
11.2%, over the year ended May 31, 1994. Revenue from cable television operations increased by $13,042, or 4.1%, over the year ended May 31, 1994 as a result of increases in the number of cable television subscriptions. Acquisitions of cable television systems accounted for 60.2% of the increase, or $7,846. The increase was partially offset by a decline in revenues related to the implementation of rate regulations established by the FCC pursuant to the 1992 Cable Act. Average primary basic cable television subscribers ("Basic Subscribers") for the year ended May 31, 1995 were approximately 995,000 as compared to approximately 941,200 during the year ended May 31, 1994, an increase of 5.7%. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $33.11 during the year ended May 31, 1995, as compared to approximately $33.49 during the prior year, a decrease of 1.1%.

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

Cost of services related to the cellular telephone operations during the year ended May 31, 1995 was $22,152, an increase of $8,728 or 65.0% as compared to the year ended May 31, 1994. The reason for the increase was the larger number of retail sales of telephones and the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network and acquisitions completed during the fiscal years ended May 31, 1994 and 1995.

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

The Company recorded a one time charge of $4,000 in the fourth quarter of 1995 in accordance with a plan adopted to restructure the Company's cable television operations in response to recent FCC mandated rules. The charge includes related employee severance costs, coincident with the restructuring. The restructuring charge was substantially cash in nature and did not result in the write-off of the Company's assets.

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

After losses attributable to minority interests in subsidiaries for the year ended May 31, 1995, a pretax loss of $90,686 was incurred, as compared to a pretax loss of $47,560 for the year ended May 31, 1994. The income tax benefit of $8,061 for the year ended May 31, 1995 represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the years ended May 31, 1995 and 1994.

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

Liquidity  and  Capital Resources (Dollar Amounts in Thousands  except
Share Data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired twenty eight cellular telephone markets which it owns and manages, all of which are considered to be in the early development phase of operations. Centennial also owns minority equity investment interests in certain other cellular telephone systems. Centennial successfully bid on
March 13, 1995, for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Since both the cable television and wireless telephone activities are capital intensive, the Company and Centennial continue to seek various sources of financing to meet their needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $955,000 of potential borrowing capacity as of August 4, 1996.

The Company's internally-generated cash along with third party financing, primarily bank borrowings and the issuance of debt securities to the public, has enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with expanded bank lines of credit, through the issuance of debt securities in the public market and through private institutions as well as internally generated cash flow. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future. Certain of the debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of indebtedness.

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and start-up expenditures for the wireless telephone systems. During the fiscal year ended May 31, 1996 the Company made capital expenditures of $100,287 as compared to $109,737 for the prior fiscal year. During the fiscal year ended May 31, 1996, Centennial made capital expenditures of $38,082 or 38% of the
Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it is anticipated that the level of capital expenditures for its cable television systems exclusive of those related to acquisitions described herein will decline to an annualized rate of approximately $70,000. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Cellular telephone capital projects include the addition of cell sites for greater coverage areas as well as enhancements to the existing infrastructure of the cellular system. Centennial expects capital expenditures for its cellular telephone markets of $25,000 over the next fiscal year. Centennial during fiscal 1996 began construction of its PCS network in Puerto Rico spending approximately $15,500. Centennial currently estimates that the cost to complete the build out of the infrastructure of its PCS network will be approximately $60,000, to be expended through fiscal 1998. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

For the fiscal year ended May 31, 1996, earnings were less than fixed charges by $149,116. However, such amount reflects non-cash charges totaling $199,681, consisting of depreciation and amortization of $195,425 and non-cash subsidiary preferred stock dividends of $4,256. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. It is anticipated that in the next fiscal year, cash generated from cellular telephone operations will not fully cover required capital expenditures and the debt service under its credit agreements and preferred capital stock dividends. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. Both classes of Centennial's preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial.

The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

                                        Fiscal Year Ended May 31,
                                 1996                 1995               1994
                            Amount      %       Amount    %        Amount      %
Net cash provided by
operating activities       $95,750    37.5%   $ 82,060   40.0%    $101,184   47.7%
Interest paid
   (including debt
   issuance costs)         159,244    62.5     123,005   60.0      110,730    52.3
Net cash provided         $254,994   100.0%   $205,065  100.0%    $211,914   100.0%

Principal uses of
net cash provided:
Interest paid
   (including debt
   issuance costs)        $159,244   62.5 %   $123,005   60.0%   $110,730    52.3%
Property, plant and
   equipment(excluding
   acquisitions)           100,287   39.3      109,737   53.3      55,024    25.9
Total                     $259,531  101.8%    $232,742  113.3%   $165,754    78.2%
Cash  (required)
   provided               $ (4,537)  (1.8)%   $(27,677) (13.3)%  $ 46,160    21.8%

Net cash provided by operating activities of $254,994 for the year ended May 31, 1996 and cash on hand were sufficient to fund the Company's expenditures for property, plant and equipment and debt service. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.
The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

                                                      Fiscal Year Ended May 31,
                                             1996             1995              1994
Proceeds from long-term borrowings      $     728,500       $761,984      $     346,584
Principal payments on long-term debt         (415,956)      (306,038)          (277,429)
Purchase of treasury stock                       (158)      (110,092)                --
Issuance of common stock                        2,975         50,617              2,672
Joint venture contributions                        --         25,871                 --
Cash provided by financing activities         315,361        422,342             71,827
Net capital returned from (invested in)
   equity investments                           5,407          (887)                896
Australian investing activities               (24,434)           --                  --
Acquisition of and investments in cable
  television, wireless telephone systems,
  marketable securities and other assets     (355,969)     (232,793)           (117,447)
Cash available (required from)
   operating activities                      $(59,635)    $ 188,662      $      (44,724)

Financing and Capital Formation; The Company

CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75 to 1.375% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. The Company is in compliance with the terms of the credit facility.

CCC-I,  Inc.  ("CCC-I"), a subsidiary of the Company, entered  into  a credit agreement as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The repayment by the Company on August 7, 1995, of its existing indebtedness discharged all of the Company's obligations under its then-existing $300,000 credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. The Company is in compliance with the terms of the credit facility.

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). During the current fiscal year, all of the Company's obligations with respect to Hedge Agreements expired. At May 31, 1995, the aggregate notional amount of the Hedge Agreements was $115,000 with a weighted average interest rate of 8.12%. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements.

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of August 20, 1996, there was $252,000 available for issuance under this registration.

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

Financing and Capital Formation; Centennial

On August 30, 1991, Citizens Cellular Company merged with and into Centennial, and in connection with the merger, Centennial issued to Citizens Utilities Company ("Citizens"), Convertible Redeemable
Preferred Stock valued at $128,450 and Class B Common Stock representing 18.8% of the then common equity of Centennial. In connection with an amendment to the Services Agreement with the Company, Centennial issued its Second Series Convertible Redeemable Preferred Stock valued at $5,000 to the Company. Although the Convertible Redeemable Preferred Stock and the Second Series
Convertible Redeemable Preferred Stock carry no cash dividend requirement during the first five years, the shares accrete liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, in each of years one through five. Assuming no change in the number of shares of such classes outstanding, the fully accreted liquidation preference and redemption value of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock, in years six through fifteen, will be $186,287 and $7,252, respectively. Beginning in year six through year fifteen, the holders of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in 1997, to be made in respect of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be $15,834 and $616, respectively. The Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock have mandatory redemption provisions at the end of fifteen years. Any unpaid dividends continue to accumulate without additional cost to Centennial.

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

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At August 20, 1996, there were 4,465,896 shares available for issuance under this registration statement.

Centennial, on April 6, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of August 20, 1996, $400,000 remained available for issuance.

On May 11, 1995, Centennial issued $100,000 of ten year unsecured Senior Notes at an interest rate of 10 1/8% (the "10 1/8% Notes"). Centennial's debt instruments contain similar limitations on certain "restricted payments" included, but not limited to, dividends and investments in unrestricted subsidiaries and other persons. Further, the debt securities contain restrictions on the incurrence of certain additional debt and limitations on Centennial's ability to incur liens with respect to additional indebtedness.

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has substantially completed the development of its managerial, administrative and marketing functions, and is continuing the construction of cellular systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business is expected to be capital intensive, requiring network buildout costs of approximately $60,000 over fiscal 1997 and 1998. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if operating cash flow does increase, it is anticipated that cash generated from Centennial's cellular telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in fiscal 1997 and required capital expenditures. Centennial anticipates that shortfalls may be made up either through debt and equity issuances or additional financing agreements that may be entered into by Centennial.

Acquisitions - Cable Television

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $92,900 subject to adjustment. Citizens and the Company have agreed that they will own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. The obligations of the Century/Citizens Venture and the seller under the agreement are subject to the satisfaction of various closing conditions. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 21,000 primary basic subscribers was completed. The purchase price of approximately
$51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally.

On May 8, 1996, the Company acquired for approximately $2,500 the Orange County News Channel ("OCN"). OCN provides local 24 hour news to all cable customers in Orange County, California, over half a million viewers.

On May 31, 1996, the Company acquired the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of $287,600, subject to adjustment. Funds for this acquisition were provided by an existing bank credit facility. At May 31, 1996, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers.

On August 16, 1996, the Company entered into agreements to acquire three cable television systems which serve an aggregate of approximately 76,000 primary basic subscribers. These systems are primarily located in Yorba Linda, Orange County, Diamond Bar, Oxnard and Ventura County, California. The aggregate purchase price for these systems is approximately $140,000. The Company currently expects to fund the acquisitions using available credit facilities.

Acquisitions, Exchanges, Dispositions - Centennial

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

On October 31, 1995, Centennial acquired (i) a 94.3% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for Centennial's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by Centennial of approximately $5,580, subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA, a market in which the Company now has a 91.4% interest, and an additional 12.7% equity investment interest in the Lake Charles, Louisiana MSA, a market in which the Company now has a 25.1% interest, for a cash payment of approximately $2,951.

In summary, during fiscal 1996, Centennial acquired 813,800 net pops, additional minority interests in existing Centennial markets and $1,383, in cash, in exchange for 1,002,500 net pops previously owned by Centennial.

Centennial has entered into an agreement to acquire approximately 51% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA and is making offers to purchase the remaining interests in the partnership. The Benton Harbor, Michigan MSA represents approximately 161,400 Net Pops. Centennial has agreed to a purchase price of $34,000 in cash, subject to adjustment for 100% ownership of the system and certain outstanding liabilities at closing. The obligation of Centennial to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. Centennial anticipates completing this acquisition in September 1996.

Centennial Personal Communications Services ("PCS")

Centennial was the successful bidder for one of two MTA licenses to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted by Centennial was $54,672. A non-refundable deposit of $10,934, representing approximately 20% of the purchase price, was made in connection with the bid, and the balance of $43,738, was paid on June 29, 1995. Approximately, $15,500 of capital expenditures was incurred during fiscal 1996. Centennial's participation in the PCS business is expected to be capital intensive, requiring network buildout costs of approximately $60,000 over fiscal years 1997 and 1998. In addition, due to the start-up nature of the PCS business, the Company expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

Centennial also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

On July 31, 1996, Centennial filed applications to participate in an upcoming FCC auction for broadband personal communications services frequency D and E. Centennial listed Basic Trading Areas ("BTAs"), the market designation for PCS license areas, that related to its cellular operations. Centennial submitted a required refundable deposit of $11,000 in order to maintain its bidding eligibility for the PCS licenses in which its is interested. There is no assurance that Centennial will bid in the auction process, and the extent to which any such participation will be successful.

Investments

Australian Pay Television

During fiscal 1994, 1995 and fiscal 1996 the Company has invested, through a wholly-owned subsidiary, approximately $140,000 in its Australian Pay TV investments, including approximately $120,000 in East Coast Pay Television Pty Limited, an Australian Company ("ECT"). ECT is pursuing opportunities to own operate and invest in, pay television services in Australia. Australia is considered to be an emerging pay television market. The investment was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long-term management agreements with ECT.

ECT, through a wholly-owned subsidiary, owns Satellite Subscription Broadcast License A ("Satellite License A"), one of three such licenses that may be granted by Australian authorities prior to July 1997. The license allows for Direct-To-Home ("DTH") satellite television broadcasting and allows ECT to offer four channels of programming via DTH. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B ("License B"), the second of the three licenses currently available for DTH services, allowing for the DTH broadcast of four channels of programming. ECT and Australis have entered into agreements pursuant to which ECT will offer its four License A channels for distribution individually or as part of a combined package with License B programming in a package of services known as the Galaxy Package. License A and License B programming are to be distributed via DTH, Microwave Multipoint Distribution Systems ("MDS") and via cable. The Galaxy package will be distributed by Australis through DTH and MDS in the six largest so-called capital cities in Australia (as well as Western Australia) and in distinct regional areas outside the capital cities by its franchisees. ECT is a franchisee of Australis in regions covering approximately 755,000 households.

The License A and License B programming are distributed over common infrastructure subject to a long term agreement between ECT and Australis ("The Infrastructure Utilization Agreement" or the "IUA"). Among other terms, the IUA provides ECT with a participation in, and the right to maintain a 25% interest in the net cash flow (as defined therein) of Australis. The initial interest of 25% ("the Interest") was determined based upon the proportional relationship of each Company's investment in Australian pay TV at that time (A$300 million, Australis and A$100 million ECT). The Interest may be adjusted proportionately downward depending upon the extent to which ECT (at its sole option) elects to fund a specified portion (i.e. up to its then Interest) of those funds expended by Australis in the pay television business in Australia. Before ECT is required to make such an election (and any resulting contribution or recalculation of the interest) certain conditions precedent must be met.

It is ECT's position that it is not yet required to make an election to make a contribution toward such expenditures since certain conditions precedent have not been met by Australis. Australis has asserted that as of January 1996, ECT's interest has decreased from 25% to approximately 10% due to ECT's failure to contribute funds (approximately $136,000). There can be no assurance that this dispute will be resolved in ECT's favor, nor that, after reviewing the relevant information, ECT will elect to contribute its share of the funding.

To the extent ECT elects to contribute its share of the funding under the IUA, funds from various sources of external financing would be required. There is no assurance that if ECT would otherwise elect to make such a contribution, that such external financing would be available, and if so available, would be on terms favorable to ECT.

ECT, Australis and Australis' other Franchisee have acquired control of substantially all of the currently issued licenses which can be used for transmission of pay television programming via MDS in Australia. ECT owns or controls all of the currently issued licenses which entitle it to transmit pay television programming via MDS in most of Coastal New south Wales and all of Tasmania (including Wollongong, Hobart and Newcastle, Australia and surrounding areas) (the "ECT Franchise Areas") and has entered into a franchise agreement with Australis (The "Franchise Agreement") pursuant to which it has the exclusive right (and is obligated) for at least a fifteen year period (with an option to renew for an additional ten years) to deliver in each of the ECT Franchise Areas any subscription broadcast service supplied by Australis, including the Galaxy package. The ECT Franchise Areas contain approximately 755,000 households or approximately 12% of all Australian households.

Programming for the License A Package is provided by XYZ, a joint venture in which the Company holds a 25% interest. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc. ("UIH"), a leading international provider of pay television services which holds interests in the two other Franchisees of Australis. The above noted structure is pursuant to a series of agreements entered into by the Company, UIH and Foxtel, a joint venture between Telstra Corporation Limited, the government-owned Australian national telecommunications carrier, and The News Corporation Limited, a major international media and entertainment company. Programming provided by XYZ includes the Discovery channel, a documentary channel; Red, a music video channel; Nickelodeon, a children's and family channel; and Arena, a general entertainment channel. In addition, XYZ is developing two additional channels (channels 5 and 6) which it will seek to have included in the Galaxy package.

ECT has entered into a long-term agreement with Foxtel (a competitive cable television provider) pursuant to which Foxtel has agreed to distribute the License A Package, as well as channels 5 and 6 throughout Australia over Foxtel's cable television network. ECT receives a monthly per subscriber fee from Foxtel for the License A Package. Foxtel, owns the remaining 50% of XYZ. Pursuant to arrangements between ECT and Foxtel, ECT is prohibited from granting any third party the right to distribute the License A Package and Channels 5 and 6 by cable television in Australia without the prior consent of Foxtel. However, ECT has retained the non-exclusive right to distribution of the License A Package by cable television in the East Coast Franchise areas. In addition, if Foxtel supplies any Foxtel channels for distribution by Galaxy, Foxtel must authorize Galaxy to provide the same Channels to the Franchisees for distribution by MDS transmission and DTH satellite in the franchise areas. These arrangements with Foxtel provide for fixed per subscriber prices as well as minimum subscribers by January 1, 2001. Foxtel is presently meeting the minimum guarantee.

The Company has also acquired an approximate 2% economic interest in Australis for approximately $10,000. During the fourth quarter of fiscal 1996, the investment was written off by the Company based upon its then assessment of the financial position of Australis (see below).

ECT requires substantial capital to operate, construct, expand and to invest in the Australian Pay TV Business as well as funding operating losses and debt service. All of ECT's Australian Pay TV Business activities are considered to be in the start-up or early development phase of operations. ECT must continue to seek various sources of external financing to meet its current and future financial needs, which may include bank financing, joint ventures and partnerships, investments by third parties and public and private placements of debt and equity securities.

Since commencement of its operations in the Australian Pay TV Business, ECT has been funded by capital contributions and short-term debt facilities from its principal security holders (including the Company), and third party bank financings.

ECT's principal uses of capital have been to invest in and develop its pay TV infrastructure and to fund operating losses. Specifically, ECT has (i) invested approximately $104,721 to acquire its interest in Satellite License A, (ii) invested approximately $11,279 to acquire certain MDS licenses covering the geographic areas located in the ECT Franchise Areas, and (iii) invested approximately $20,979 to build out the network infrastructure and establish offices in its principal areas of operation. In addition, since fiscal 1994, ECT has required approximately $9,863 for operating activities.

ECT has generated negative cash flow from operating activities as a result of startup costs associated with constructing and marketing multichannel television and telecommunications service as well as establishing the organizational infrastructure required for the operation of the Australian Pay TV Business.

In order to generate operating cash flow, ECT's revenue must exceed operating expenses. Increases in revenue will be dependent upon continued growth in the number of subscriptions and maximizing revenue per subscriber. ECT is in the process of developing its core managerial, administrative and marketing functions and is continuing the construction of its pay TV network in its existing markets. The Australian Pay TV Business is expected to be highly competitive with two potential cable television providers having announced plans for distribution of video services throughout continental Australia. There can be no assurance that ECT will generate sufficient cash flow to meet its needs and, accordingly, there can be no assurance that profitability will be achieved in the foreseeable future.

The Company expects that the Australian Pay TV Business will continue to be capital intensive. At May 31, 1996, ECT had $18,780 of property, plant and equipment placed in service. ECT expects to spend approximately $125,000 over the next five years to expand its MDS and satellite networks, and market and distribute services in the ECT Franchise Areas. In order to fund these commitments, ECT must raise additional capital either from public or private placements of its equity or debt securities, investments by third parties, joint ventures and partnerships or bank borrowing. Although ECT has been able to obtain financing for its operations to date, there is no assurance such financings will be available to it in the future, or if available, on terms favorable to ECT.

In this regard the Company and the other security holders of ECT are currently negotiating an agreement to put in place those organizational and structural changes in ECT necessary to raise additional capital for investment in the Australian Pay TV marketplace. It is anticipated that on completion, ECT will seek to raise additional capital. There is no assurance that such agreement will be concluded, or if concluded, that ECT will raise sufficient funding for all of its business needs.

Under the Franchise Agreement and IUA, ECT is dependent on the efforts of Australis in the development of the pay television industry in Australia. The Company has become aware that Australis' financial position has significantly deteriorated to the point where its ability to survive as a going concern is in doubt. ECT's financial position (and a result, the Company's investment in ECT) may be materially and adversely affected if Australis were to become insolvent. The Company's pay television subscriber business is dependent on acceptance of the Galaxy package as a well-known national product as well as the infrastructure established by Australis, including the national marketing and subscriber management service.

If Australis were to become insolvent, and as a result, were not able to provide infrastructure services, subscriber management systems and other related services for ECT, ECT would need to develop such services on its own, which could be on economic terms to ECT less favorable than those now available from Australis.

In addition, ECT understands that under this circumstance, ECT may be required to seek replacement programming currently provided by Australis which may be on less favorable terms than those provided by Australis. Additionally, ECT could be required to continue to provide the License A Package to Australis, while the obligation of Australis to provide the License B Package, either by itself or as part of the Galaxy package, to ECT as a Franchisee could be avoided, and certain agreements, including the IUA and the Franchise Agreement, could be modified or voided by a bankruptcy liquidator if determined to be "unprofitable". Existing obligations of Australis under these agreements could be subject to reorganization claims and preferences. Moreover, if Australis were unable to expand its subscriber base, the distribution of ECT's License Package A throughout Australia may be inhibited. Further in the event of any such insolvency ECT may be required to pay Australis' portion of the satellite lease payments for the transmission of the License A and B Packages since ECT is jointly and severally liable for those payments. The incremental cost to ECT for the Australis portion of their obligation would be approximately $6,250 per annum.

Australis has recently announced a recapitalization plan which includes the introduction of additional equity and the transfer of certain assets to a joint venture with Optusvision (a competitive cable provider). The plan is subject to lender, shareholder, and regulatory approvals as well as an additional debt offering to be completed by October 31, 1996. ECT is currently reviewing the plan to determine the impact, if any, on its business and the extent to which certain consents requested by Australis will be accommodated. ECT has been given no assurance that the plan, as proposed, will receive the necessary approvals or that the contemplated debt offering will be successful.

The Company is currently unable to predict the ultimate resolution of these matters. At May 31, 1996 the remaining net book value of its investments in the various aspects of Australian Pay TV aggregated $84,518. The Company will continue to assess the impact, if any, of the above noted matters on the carrying value of its investments in the Australian Pay TV businesses.

Foreign Currency Exchange Rate Risks; Hedging

The Company's monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the Company's subsidiaries have notes payable and notes receivable which are denominated in a currency other than their own functional currency or intercompany loans payable linked to the U. S. dollar.

In general, the Company does not execute hedge transactions to reduce its exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities. In general, exchange rate risk to the Company's commitments for equipment purchases and operating expanses is generally limited due to the insignificance of the related monetary asset and liability balances; however, exchange rate risk to the Company of these notes payable and notes receivable and debt linked to the U. S. dollar have and will continue to impact its reported earnings.

Australia generally does not restrict the removal or conversion of local or foreign currency; however, there is no assurance this position will continue.

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

Cable Rate Regulation

      Rate regulation of the Company's cable television services is divided between the FCC and local units of government such as states, counties or municipalities. The FCC's jurisdiction extends to the cable programming service tier ("CPST"), which consists largely of satellite-delivered programming (excluding basic tier programming and programming offered on a per channel or per program basis). Local units of governments (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for regulating rates for the basic tier of cable service ("BST"), which will typically contain at least all television broadcast stations (except superstations) and Public Access, Educational and Government ("PEG") channels. Equipment rates are also regulated by LFAs. The FCC retains appeal jurisdiction from LFA decisions. Cable services offered on a per channel or per program only basis remain unregulated.

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

     Interconnection and Other Telecommunications Carrier Obligations. To facilitate the entry of new telecommunications providers (including cable operators), the Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. Existing local exchange carriers ("LECs") also have the following obligations: (1) good faith negotiation with those seeking interconnection; (2)
unbundling, equal access and non-discrimination requirements; (3) resale of services, including "resale at wholesale rates" (with an exception for certain low-priced residence services to business customers); (4) notice of changes in the network that would affect interconnection and interoperability; and (5) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical. The FCC had six months from the date of enactment to "complete all actions necessary to establish regulations" needed to effectuate this section. The Act also directs the FCC, within one year of enactment, to adopt regulations for existing LECs to share infrastructure with "qualifying" carriers.

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

      The Act requires the FCC to adopt, and the FCC has adopted, regulations prohibiting an OVS operator from discriminating among programmers, and ensuring that OVS rates, terms, and conditions for service are reasonable and nondiscriminatory. Further, the FCC is to adopt regulations prohibit a LEC-OVS operator, or its affiliates, from occupying more than one-third of the system's activated channels when demand for channels exceeds supply, although there are no numeric limits. The Act also mandates OVS regulations governing channel sharing; extending the FCC's sports exclusivity, network nonduplication, and syndex regulations: and controlling the positioning of programmers on menus and program guides. The Act does not require LECs to use separate subsidiaries to provide incidental interLATA video or audio programming services to subscribers or for their own programming ventures.

      Buyouts. While there remains a general prohibition on LEC buyouts of cable systems (any ownership interest exceeding 10 percent), cable operator buyouts of LEC systems, and joint ventures between cable operators and LECs in the same market, the Act provides certain exceptions to this prohibition. A rural exemption permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area. Where a LEC purchases a cable system, that system plus any other system in which the LEC has an interest may not serve 10% or more of the LEC's telephone service area. Additional exceptions are also provided for such buyouts. The Act also provides the FCC with the power to grant waivers of the buyout provisions in cases where (I) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

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

      Cable Provision of Internet Services. Transmitting indecent material via the Internet is made criminal by the Act. This provision is under judicial review. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. The Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      During the fiscal year ended May 31, 1996, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial disclosure.
                                 PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION.

      The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation and Other Information" in the Proxy Statement and is incorporated in this Item 11 by reference.


ITEM 12.SECURITY   OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
        MANAGEMENT.

      The information with respect to the security ownership of (1) beneficial owners of more than 5% of the Class A Common Stock, (2) the directors or nominees for director of the Company, (3) each of the top five executive officers and (4) all directors and officers of the Company as a group that is required to be included pursuant to this
Item 12 will be included under the captions "Principal Shareholders," "Election of Directors" and "Executive Compensation and Other
Information - Beneficial Ownership by Management" in the Proxy Statement and is incorporated in this Item 12 by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Class A Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 will be included under the caption "Executive Compensation and Other Information - Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated in this Item 13 by reference.
                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.  Index of Financial Statements

      The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                         Page

          Independent Auditors' Report                    F-1
          Consolidated Balance Sheets                     F-2
          Consolidated Statements of Operations           F-4
          Consolidated Statements of Cash Flows           F-5
          Notes to Consolidated Financial Statements      F-7

     2.  Financial Statement Schedule

      The following financial statement schedule is included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)2 by reference:

                                                         Page

  Schedule VIII - Valuation and qualifying accounts       S-1


     3.  Reports on Form 8-K

     None.

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

3(b) - By-laws of the Company, as amended, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.


3(c)      -   Articles of Association and Memorandum of Association of
          ECT.

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

4(w) - Fourth Supplemental Indenture dated as of March 6, 1995 by and between the Company and Bank of America National Trust and Savings Association, as Trustee, filed as Exhibit 4(w) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

4(x)      -   Debenture Certificate of ECT and Debenture Deed  between
          Century and ECT, dated as of July 12, 1994.

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

10(a)(6) - Employment Agreement, dated December 28, 1993, between the Company and Bernard P. Gallagher, filed as Exhibit 10(a)(6) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

10(a)(7)  -   Employment  Agreement, dated  as  of  January  1,  1995,
          between the Company and Daniel E. Gold.

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

10(r) - 1985 Employee Stock Purchase Plan of the Company, as amended, filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

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

10(v)(2) - 1993 Non-Employee Directors' Stock Option Plan of the Company, filed as Exhibit 10(v)(2) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

10(v)(3) - 1994 Stock Option Plan of the Company, filed as Exhibit 10(v)(3) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

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

10(hh) - Terms Agreement, dated February 27, 1995, between Century Communications Corp. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

10(ii)    -   Franchise  Agreement, dated as of July 8, 1994,  between
          Australis and ECT, together with amending letters.

10(jj) - Optus Customer Service Agreement, dated as of October 14, 1994, between Optus, Australis and Continental Century Pay TV Pty Limited, a New South Wales corporation ("CCPTV").

10(kk)    -   Subscription  Television Distribution Agreement  between
          CCPTV and Australis, together with the amending letter from Australis to CCPTV, to be filed by amendment.

10(ll)    -   Infrastructure Utilization Agreement, dated as  of  June
          13, 1995, between Australis, New World Telecommunications Pty Limited, a New South Wales corporation, ECT and CCPTV, to be filed by amendment.

10(mm)    -    Advisory  and  Oversight  Agreement,  between   Century
          Australia Pty Limited, an Australian corporation and Century
          Nevada.

10(nn)    -   Advisory  and Technical Services Agreement, between  ECT
          and Century Nevada.

11     -  Computation of loss per common share.

21     -  List of subsidiaries of the Company.

23.1   -  Consent of Deloitte & Touche LLP.

                     INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Century Communications Corp.
New Canaan, Connecticut

      We have audited the accompanying consolidated balance sheets of Century Communications Corp. and Subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended May 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Communications Corp. and Subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Stamford, Connecticut
August 23, 1996





CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands

                                                                           May 31,
                                                                   1996               1995
ASSETS
Current assets:

       Cash and short-term investments                        $    164,592       $    228,764

       Accounts receivable less allowance for doubtful
           accounts of $3,008 and $2,144, respectively              41,002             24,516

       Prepaid expenses and other current assets                     6,632              4,919

       Total current assets                                        212,226            258,199

Property, plant and equipment - net                                651,607            508,043

Investment in marketable equity securities                          53,069             46,671

Equity investments in cable television and cellular telephone
    systems - net                                                  108,256            220,563

Debt issuance costs, less accumulated amortization of
     $11,652  and $7,695, respectively                              28,352             31,020

Cable television franchises, less accumulated amortization of
     $285,991 and $236,409, respectively                           525,194            246,455

Wireless telephone licenses, less accumulated amortization of
     $164,786 and $146,305, respectively                           360,213            394,184

Excess of purchase price over value of net assets acquired, less
     accumulated amortization of $51,529 and $46,629, respective   279,202            277,616

Other assets                                                        16,790             21,666

                                                              $  2,234,909       $  2,004,417






See notes to consolidated financial statements


CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(continued)
Amounts in Thousands (Except Share Data)

                                                                                May 31,
                                                                        1996               1995
LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
   Current maturities of long-term debt                            $     15,084       $      7,450
   Accounts payable                                                      26,102             68,937
   Accrued interest payable                                              22,921             29,068
   Other accrued expenses                                                72,757             42,668
   Customers' deposits and prepayments                                   19,370             13,203
        Total current liabilities                                       156,234            161,326

Long-term debt                                                        2,081,611          1,741,143
Deferred income taxes                                                    99,474            126,235
Minority interest in subsidiaries                                       162,790            157,625

Commitments and contingencies (Note 7)

Preferred stock, par value $.01 per share authorized
   100,000,000 shares, none issued                                            -                  -

Subsidiary convertible redeemable preferred stock
   (at aggregate liquidation value whichapproximates
   the fair market value) par value $.01 per share,
   authorized, issued and outstanding 102,187 shares
   (redemption value of $1,823 per share)                               182,813            169,733

Common stockholders' deficiency:
   Common stock, par value $.01 per share:
   Class A, authorized 400,000,000 shares,
       issued and outstanding 59,946,280 and
       59,484,685 shares, respectively                                      599                595
   Class B, authorized 300,000,000 shares,
      issued and outstanding 45,406,115 shares                              454                454

   Additional paid-in capital                                           175,804            175,545
   Other                                                               (117,702)          (123,188)
   Accumulated deficit                                                 (507,168)          (405,051)

            Total common stockholders' deficiency                      (448,013)          (351,645)

                                                                   $  2,234,909       $  2,004,417

See notes to consolidated financial statements


CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in Thousands (Except Share Data)

                                                                        Year ended May 31,
                                                              1996            1995            1994
Revenues:
    Cable service income                                $     368,506   $     331,268   $     318,226
    Cellular service income                                   112,197          85,419          56,373
    Australian operations                                      14,571               -               -
                                                              495,274         416,687         374,599

Costs and expenses:
    Cost of services - Cable                                   82,274          81,521          69,708
    Cost of services - Cellular                                26,129          22,152          13,424
    Selling, general and administrative                       119,779         110,381          82,368
    Regulatory restructuring charge                                 -           4,000               -
    Depreciation and amortization                             195,425         171,931         151,296
    Australian operations                                      45,419               -               -
                                                              469,026         389,985         316,796

Operating income                                               26,248          26,702          57,803

Interest                                                      172,215         139,001         121,698
Other income (Notes 1 and 3)                                    1,107           2,270           3,645

    Loss before income tax benefit and
    minority interest                                        (144,860)       (110,029)        (60,250)

Income tax benefit                                            (34,326)         (8,061)         (5,633)

Loss before minority interest                                (110,534)       (101,968)        (54,617)

Minority interest in loss of subsidiaries                       8,417          19,343          12,690

    Net loss                                            $    (102,117)  $     (82,625)  $     (41,927)

Dividend requirement on subsidiary convertible
    redeemable preferred stock                          $       4,256   $       4,419   $       5,838

Loss applicable to common shares                        $    (106,373)  $     (87,044)  $     (47,765)



Loss per common share                                   $      (1.44)   $      (1.01)   $      (0.53)

Weighted average number of common shares
outstanding during the period                              73,748,000      86,277,000      89,381,000


See notes to consolidated financial statements








CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in Thousands
                                                             Year ended May 31,
                                                     1996           1995           1994
OPERATING ACTIVITIES:
   Cash  received from subscribers and others   $   590,137    $   494,671    $   440,543
   Cash paid to suppliers, employees and
       governmental agencies                       (333,930)      (289,606)      (228,629)
   Australian operations                             (1,213)             -              -
   Interest paid                                   (154,219)      (108,933)      (105,733)
   Debt issuance costs                               (5,025)       (14,072)        (4,997)
         NET CASH PROVIDED BY OPERATING ACTIVITIES   95,750         82,060        101,184

INVESTING ACTIVITIES:
   Capital expenditures                            (100,287)      (109,737)       (55,024)
   Cable television franchise expenditures           (2,723)        (1,012)        (1,384)
   Acquisition of other assets                        1,969         (7,116)        (1,702)
   Acquisition and exchanges of cable
      television and wireless telephone
      systems                                      (355,215)      (219,315)      (114,361)
   Australian activities                            (24,434)             -              -
   Purchase of marketable securities                      -         (5,350)             -
   Capital returned from equity investments           6,870          2,896          2,853
   Capital contributed to equity investments         (1,463)        (3,783)        (1,957)
         NET CASH USED IN INVESTING ACTIVITIES     (475,283)      (343,417)      (171,575)

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings               728,500        761,984        346,584
   Principal payments on long-term debt            (415,956)      (306,038)      (277,429)
   Purchase of treasury stock                          (158)      (110,092)             -
   Cash contributed by joint venture partners             -         25,871              -
   Issuance of common stock                           2,975          1,191          2,672
   Issuance of subsidiary preferred and common
      stock, net of related costs                         -         49,426              -
             NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                   315,361        422,342         71,827

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                      (64,172)       160,985          1,436
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
   OF YEAR                                          228,764         67,779         66,343

CASH AND SHORT-TERM INVESTMENTS - END OF YEAR   $   164,592    $   228,764    $    67,779


See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
Amounts in Thousands


                                                                 Year ended May 31,
                                                           1996          1995          1994
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES

NET LOSS                                               $ (102,117)   $  (82,625)   $  (41,927)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization                          195,425       171,931       151,296
   Gain on sale of assets                                  (4,176)            -             -
   Minority interest in loss of subsidiaries               (8,417)      (19,343)      (12,690)
   Deferred income taxes                                  (37,170)      (11,518)       (6,675)
   Non cash interest charges                               28,044        18,792        17,204
   Debt issuance costs                                     (5,025)      (14,072)       (4,997)
   Non cash Australian operations                          39,906             -             -
   Other                                                  (16,016)       (2,897)       (3,359)
   Change in assets and liabilities net of
      effects of acquired cable television
      and wireless telephone systems:
         Accounts receivable - (increase)/decrease         (4,014)       (3,738)          286
         Prepaid expenses and other current assets
              (increase)                                     (249)         (179)       (1,139)
         Accounts payable and accrued expenses
           - increase                                      (5,179)       23,335         1,302
         Customers' deposits and prepayments
           - increase                                       6,584         2,374         1,883
         Net working capital change
           - Australian operations                          8,154             -             -
                                 Total adjustments        197,867       164,685       143,111

NET CASH PROVIDED BY OPERATING ACTIVITIES              $   95,750    $   82,060    $  101,184


See notes to consolidated financial statements



             CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1996, 1995 and 1994
     (Amounts in thousands except subscriber, pop and share data)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Century Communications Corp., all of its subsidiaries and certain partnership interests (the "Company") from their respective dates of acquisition (see Note 3). Included in subsidiaries are the 50% indirectly-owned:
Century Venture Corp. and Subsidiary, Century-ML Cable Venture and Subsidiary, and Citizens Century Cable Television Venture (see Note
10). In addition, the consolidated financial statements include the accounts of Centennial Cellular Corp., ("Centennial") a 31.8% owned company (at May 31, 1996) in which the Company controls 73.6% of the voting power of the common shares. During the fiscal year ended May 31, 1996, the Company for accounting and reporting purposes, consolidated the operations of East Coast Pay Television Pty. Limited, ("ECT") an Australian Company. ECT was previously accounted for by the equity method of accounting. There was no significant impact on the consolidated statement of operations as a result of this change.
ECT  is  pursuing  opportunities to own, operate  and  invest  in  pay television services in Australia. (see Note 3 - Australian Pay Television). All material intercompany transactions and balances have been eliminated.

Purchase accounting

The Company undertakes a valuation of the net assets acquired in purchase transactions in accordance with generally accepted accounting principles. Accordingly, the Company has stated the net assets acquired from the purchased companies at their estimated fair values at the date of acquisition.

Revenue recognition

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of pay television revenues. Such programmers' share netted against service income amounted to $92,014, $69,572 and $59,085 in 1996, 1995 and 1994, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $20,000, $15,030 and $8,712 in 1996, 1995 and 1994, respectively.

Investment in marketable equity securities

The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective June 1, 1994. Under SFAS 115, the Company must classify its debt and marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company has classified equity securities as "Available for Sale".
Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficiency until realized. Equity securities at May 31, 1996 and 1995 are stated at their fair market values. The adjusted cost basis of these equity securities at May 31, 1996 and 1995 was $32,255. The Company recorded an increase in the unrealized gain of $6,397 and $14,416 during the year ended May 31, 1996 and 1995, respectively.

Debt issuance costs

Costs associated with the issuance of the Company's debt securities and credit facilities (Note 6) have been capitalized and are being amortized on a straight-line basis over the lives of the issues.

Equity investments in cable television and cellular systems

The Company records such investments at purchased cost at the date of acquisition and adjusts for the Company's share of net income or loss from the acquisition date. At May 31, 1996, the Company's equity investments consist of a $108,174 investment in cellular minority interests (see Note 12). The difference of $120,340 between the cost of the Company's cellular equity investments and the underlying book value is amortized over ten years. Accumulated amortization at May 31, 1996, 1995 and 1994 was $57,588, $45,341 and $33,152,
respectively (see Note 12).

The change in the balance of the Company's equity investments in the Australian Pay Television business from $107,945 at May 31, 1995 reflects the consolidation of ECT effective June 1, 1996 and a write down of $10,000 related to the Company's residual equity investments in the Australian Pay Television business (see Note 3, Australian Pay Television).

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

Wireless  telephone  licenses  consist  of  amounts  allocated   under
purchase accounting (see Note 3). Such amounts are amortized, commencing with the date of operations, using the straight-line method over a period of 10 and 40 years for cellular and personal communications services ("PCS") licenses, respectively. Centennial, during the fiscal year ended May 31, 1996, capitalized interest costs of $5,200 related to the acquisition of the PCS license.

Excess of purchase price over value of net assets acquired

The excess of purchase price over value of net assets acquired is being amortized using the straight-line method over a period of 40 years.

Income taxes

The  income  tax  provision is calculated based  on  Internal  Revenue
Service ("IRS") regulations pertaining to filing of separate tax returns by consolidated entities. The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes" which provides that the deferred tax provision is determined by the liability method. Deferred tax assets and liabilities are recognized based on the differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

Loss per common share

Loss per common share is calculated using the average number of common shares outstanding during each period and reflects, retroactively for all periods presented, the stock distributions described in Note 8. Loss per common share, as shown on the Consolidated Statements of Operations for the periods presented, does not include stock options as a common stock equivalent as their effect on loss per share is antidilutive. The loss per common share reflects a charge for the dividend requirement on subsidiary convertible redeemable preferred stock of $4,256, $4,419 and $5,838 for the years ended May 31, 1996, 1995 and 1994, respectively.

Statement of cash flows

Short-term investments classified as cash equivalents in the consolidated financial statements consist principally of overnight deposits, government securities and commercial paper with acquired maturities of three months or less.

Stock distributions

In prior years, in recognition of improvements in the Company's general business condition as measured by improvements in its liquidity and operating performance, the Company has from time to time made pro rata distributions of common stock to its stockholders. The effect of such distributions is to increase the number of shares outstanding and reduce the proportionate investment in the Company represented by each share. For accounting purposes, since the Company continues to report net losses and has an accumulated deficit, the amount equal to the aggregate par value ($.01 per share) of the shares distributed is transferred from additional paid in capital to the common stock account. If the Company had retained earnings, the accounting treatment would be to transfer an amount equal to the market value of the shares issued from retained earnings to additional paid-in capital. Since the Company has neither retained earnings nor current earnings, the stock distributions represent a reallocation of the shareholder's investment over an increased number of shares and does not represent distributions of corporate earnings and profits.

Foreign currency translation

The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses, net of applicable deferred income taxes if any, resulting from such translation are included in stockholders' equity.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Valuation of  long lived assets

The Company, on a quarterly basis, undertakes a review and valuation of the net carrying value, recoverability and write-off period of all categories of its long lived assets. The Company in its valuation considers current market values of its properties, competition, prevailing economic conditions, government policy including taxation, and the Company's and the industry's historical and current growth patterns. The Company also considers its financial structure, including the underlying cost of securities which support the
Company's internal growth and acquisitions, as well as the recoverability of the cost of its long lived assets based on a comparison of estimated undiscounted operating cash flows for the systems which generated long lived assets with the carrying value of the long lived assets. The Company's long lived assets are stated at the lower of cost or market and are amortized over their respective expected lives

Disclosure of fair value of financial instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate short-term maturity of these financial instruments.

NOTE  2.   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the years ended May 31, 1996, 1995 and 1994. The reclassifications result primarily from the Company's acquisitions and exchanges and consolidation of entities previously accounted for by the equity method of accounting:

                                1996          1995          1994

Current assets             $    3,835        $          $
Property, plant
  and equipment                 3,026
Marketable securities           6,398         14,416
Equity investments            (86,941)
Cable television franchises   111,067
Wireless telephone licenses     2,635                     (33,794)
Goodwill                       10,659         72,343        8,390
Other assets                   (1,338)
                           $   49,341       $ 86,759     $(25,404)

Current liabilities      $   27,225     $                $
Deferred taxes               13,529           72,343      (33,794)
Minority interest               650                         8,390
Additional paid in capital    1,539
Other stockholders'
   deficiency                 6,398          14,416
                         $   49,341     $    86,759      $(25,404)

NOTE 3.  ACQUISITIONS

During the three year period ended May 31, 1996, the Company acquired the net assets of cable television and wireless telephone systems as follows:

                                                 Amounts allocated to
                      Number of    Total     Cable     Wireless    Property
                       Systems    purchase television  telephone  plant and
                       Acquired     price  franchises  licenses   equipment

Year ended May 31, 1996    5      $329,868   $212,693    $9,623     $111,565
Year ended May 31, 1995   20       381,661    109,359   214,088       52,265
Year ended May 31, 1994    5       101,266               93,048        4,065

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


Cable Television Division Acquisitions

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems is $92,900 subject to adjustment. Citizens and the Company have agreed that they will own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 21,000 primary basic subscribers was completed. The purchase price of approximately $51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally.

On May 8, 1996, the Company acquired the Orange County News Channel ("OCN") for approximately $2,500. OCN provides local 24 hour news to all cable customers in Orange County, California, over half a million viewers.

On May 31, 1996, the Company acquired the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of approximately $287,600, subject to adjustment. Funds for this acquisition were provided by an existing bank credit facility. At May 31, 1996, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers.

During the year ended May 31, 1995, the Company acquired ten cable television systems for a total purchase price of $153,129 consisting of $109,254 in cash (including the assumption of acquired current liabilities) and 3,681,632 shares of the Company's Class A Common Stock valued at $43,875.

Cellular Telephone Division Acquisitions, Exchanges and Dispositions

On  June  30,  1995,  Centennial acquired  the  non-wireline  cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by Centennial in exchange for Centennial's non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914 subject to adjustment. The Company recognized a gain of approximately $4,176 as a result of the sale.

On October 31, 1995, Centennial acquired (i) a 94.3% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for Centennial's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by Centennial of approximately $5,580 subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA and additional 12.7% minority interest in the Lake Charles, Louisiana MSA for a cash payment of approximately $2,951.

During 1995, Centennial was the successful bidder for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted and paid by Centennial was $54,672. Centennial currently estimates that the cost to complete the build out of the infrastructure of the Puerto Rico telecommunications business will be approximately $60,000, in the aggregate over fiscal years 1997 and 1998. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placements of equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

During the year ended May 31, 1995, Centennial completed ten cellular market acquisitions for a total purchase price of $173,860 consisting of $51,761 in cash (including the assumption of acquired current liabilities) and 7,023,383 shares of Centennial's Class A Common Stock valued at $122,099. An additional 226,665 shares of Centennial's Class A Common Stock were issued during fiscal 1996 to satisfy a post closing adjustment to the purchase price of one of the acquisitions completed during the year ended May 31, 1995.

During the year ended May 31, 1994, Centennial completed five cellular system acquisitions for a total purchase price of $91,863 consisting of $63,729 in cash and 1,356,182 shares of Centennial's Class A Common Stock valued at $28,134.

On September 30, 1993, Centennial exchanged its majority owned interest in its Lincoln, Nebraska cellular telephone system for $6,556 and a majority interest in the Alexandria, Louisiana system together with an equity investment in the Lake Charles, Louisiana system.

Australian Pay Television

During fiscal 1994, 1995 and 1996 the Company has invested, through a wholly-owned subsidiary, approximately $140,000 in its Australian Pay TV investments, including approximately $120,000 in East Coast Pay Television Pty Limited, an Australian Company ("ECT"). ECT is pursuing opportunities to own operate and invest in, pay television services in Australia. Australia is considered to be an emerging pay
television   market.    The  investment  was  effected   through   the
acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long term management agreements with ECT.

ECT, through a wholly-owned subsidiary, owns Satellite Subscription Broadcast License A ("Satellite License A"), one of three such licenses that may be granted by Australian authorities prior to July 1997. The license allows for Direct-To-Home ("DTH") satellite television broadcasting and allows ECT to offer four channels of programming via DTH. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B ("License B"), the second of the three licenses currently available for DTH services, allowing for the DTH broadcast of four channels of programming. ECT and Australis have entered into agreements pursuant to which ECT will offer its four License A channels for distribution individually or as part of a combined package with License B programming in a package of services known as the Galaxy Package. License A and License B programming are to be distributed via DTH, Microwave Multipoint Distribution Systems ("MDS") and via cable. The Galaxy package will be distributed by Australis through DTH and MDS in the six largest so-called capital cities in Australia (as well as Western Australia) and in distinct regional areas outside the capital cities by its franchisees. ECT is a franchisee of Australis in regions covering approximately 755,000 households.

The License A and License B programming are distributed over common infrastructure subject to a long term agreement between ECT and Australis ("The Infrastructure Utilization Agreement" or the "IUA"). Among other terms, the IUA provides ECT with a participation in, and the right to maintain a 25% interest in the net cash flow (as defined therein) of Australis. The initial interest of 25% ("the Interest") was determined based upon the proportional relationship of each company's investment in Australian pay TV at that time (A$300 million, Australis and A$100 million ECT). The Interest may be adjusted proportionately downward depending upon the extent to which ECT (at its sole option) elects to fund a specified portion (i.e. up to its then Interest) of those funds expended by Australis in the pay television business in Australia. Before ECT is required to make such an election (and any resulting contribution or recalculation of the Interest) certain conditions precedent must be met.

It is ECT's position that it is not yet required to make an election to make a contribution toward such expenditures since certain conditions precedent have not been met by Australis. Australis has asserted that as of January 1996, ECT's interest has decreased from 25% to approximately 10% due to ECT's failure to contribute funds (approximately $136,000). There can be no assurance that this dispute will be resolved in ECT's favor, nor that, after reviewing the relevant information, ECT will elect to contribute its share of the funding.

To the extent ECT elects to contribute its share of the funding under the IUA, funds from various sources of external financing would be required. There is no assurance that if ECT would otherwise elect to make such a contribution, that such external financing would be available, and if so available, would be on terms favorable to ECT.

ECT, Australis and Australis' other Franchisee have acquired control of substantially all of the currently issued licenses which can be used for transmission of pay television programming via MDS in Australia. ECT owns or controls all of the currently issued licenses which entitle it to transmit pay television programming via MDS in most of Coastal New South Wales and all of Tasmania (including Wollongong, Hobart and Newcastle, Australia and surrounding areas) (the "ECT Franchise Areas") and has entered into a franchise agreement with Australis (The "Franchise Agreement") pursuant to which it has the exclusive right (and is obligated) for at least a fifteen year period (with an option to renew for additional ten years) to deliver in each of the ECT Franchise Areas any subscription broadcast service supplied by Australis, including the Galaxy package. The ECT Franchise Areas contain approximately 755,000 households or approximately 12% of all Australian households.

Programming for the License A Package is provided by XYZ, a joint venture in which the Company holds a 25% interest. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc. ("UIH"), a leading international provider of pay television services which holds interests in the two other Franchisees of Australis. The above noted

structure is pursuant to a series of agreements entered into by the Company, UIH and Foxtel, a joint venture between Telstra Corporation Limited, the government-owned Australian national telecommunications carrier, and The News Corporation Limited, a major international media and entertainment company. Programming provided by XYZ includes the Discovery channel, a documentary channel; Red, a music video channel; Nickelodeon, a children's and family channel; and Arena, a general entertainment channel. In addition, XYZ is developing two additional channels (channels 5 and 6) which it will seek to have included in the Galaxy package.

ECT has entered into a long-term agreement with Foxtel (a competitive cable television provider) pursuant to which Foxtel has agreed to distribute the License A Package, as well as channels 5 and 6 throughout Australia over Foxtel's cable television network. ECT receives a monthly per subscriber fee from Foxtel for the License A Package. Foxtel, owns the remaining 50% of XYZ. Pursuant to arrangements between ECT and Foxtel, ECT is prohibited from granting any third party the right to distribute the License A Package and Channels 5 and 6 by cable television in Australia without the prior consent of Foxtel. However, ECT has retained the non-exclusive right to distribution of the License A Package by cable television in the East Coast Franchise areas. In addition, if Foxtel supplies any Foxtel channels for distribution by Galaxy, Foxtel must authorize Galaxy to provide the same Channels to the Franchisees for distribution by MDS transmission and DTH satellite in the franchise areas. These arrangements with Foxtel provide for fixed per subscriber prices as well as minimum subscribers by January 1, 2001. Foxtel is presently meeting the minimum guarantee.

The following summarizes the assets, stockholders' deficiency and results of operations of XYZ which is accounted for by the equity method during the years ended May 31, 1996 and 1995. All amounts have been derived from XYZ's financial statements and adjusted for interim financial activity from the Australian Venture's year end to the Company's fiscal year end and have been converted to U.S. dollars using the exchange rates for the applicable periods (amounts in thousands and unaudited).

                                           1996                1995

          Assets                         $ 14,400             $ 9,388
          Stockholders' deficiency        (31,128)             (2,220)
          Net loss                        (28,908)             (2,220)

The Company's equity share of XYZ's net loss amounted to $7,126 and $800 and is recorded in other expense on the Company's consolidated statement of operations for the years ended May 31,1996 and 1995, respectively.

The Company has also acquired an approximate 2% economic interest in Australis for approximately $10,000. During the fourth fiscal quarter of 1996, the investment was written off by the Company based upon its then assessment of the financial position of Australis (see below).

ECT requires substantial capital to operate, construct, expand and to invest in the Australian Pay TV Business as well as funding operating losses and debt service. All of ECT's Australian Pay TV Business activities are considered to be in the start-up or early development phase of operations. ECT must continue to seek various sources of external financing to meet its current and future financial needs, including bank financing, joint ventures and partnerships, investments by third parties and public and private placements of debt and equity securities.

Since commencement of its operations in the Australian Pay TV Business, ECT has been funded by capital contributions and short-term debt facilities from its principal security holders (including the Company), and third party bank financings.

ECT has generated negative cash flow from operating activities as a result of startup costs associated with constructing and marketing multichannel television and telecommunications service as well as establishing the organizational infrastructure required for the operation of the Australian Pay TV Business.

The components of costs and expenses included in Australian operations in the Company's financial statements at May 31, 1996 were as follows:

          Cost of services                            $10,546
          Selling, general and administrative          13,842
          Depreciation and amortization                21,031
                                                      $45,419

In order to generate operating cash flow, ECT's revenue must exceed operating expenses. Increases in revenue will be dependent upon continued growth in the number of subscriptions and maximizing revenue per subscriber. ECT is in the process of developing its core managerial, administrative and marketing functions and is continuing the construction of its pay TV network in its existing markets. The Australian Pay TV Business is expected to be highly competitive with two potential cable television providers having announced plans for distribution of video services throughout continental Australia. There can be no assurance that ECT will generate sufficient cash flow to meet its needs and, accordingly, there can be no assurance that profitability will be achieved in the foreseeable future.

Under the Franchise Agreement and IUA, ECT is dependent on the efforts of Australis in the development of the pay television industry in Australia. The Company has become aware that Australis' financial position has significantly deteriorated to the point where its ability to survive as a going concern is in doubt. ECT's financial position (and a result, the Company's investment in ECT) may be materially and adversely affected if Australis were to become insolvent. The Company's pay television subscriber business is dependent on acceptance of the Galaxy package as a well-known national product as well as the infrastructure established by Australis, including the national marketing and subscriber management service.

If Australis were to become insolvent, and as a result, were not able to provide infrastructure services, subscriber management systems and other related services for ECT, ECT would need to develop such services on its own, which could be on economic terms to ECT less favorable than those now available from Australis.

In addition, ECT understands that under this circumstance, ECT may be required to seek replacement programming currently provided by Australis which may be on less favorable terms than those provided by Australis. Additionally, ECT could be required to continue to provide the License A Package to Australis, while the obligation of Australis to provide the License B Package, either by itself or as part of the Galaxy package, to ECT as a Franchisee could be avoided, and certain agreements, including the IUA and the Franchise Agreement, could be modified or voided by a bankruptcy liquidator if determined to be "unprofitable". Existing obligations of Australis under these agreements could be subject to reorganization claims and preferences. Moreover, if Australis were unable to expand its subscriber base, the distribution of ECT's License Package A throughout Australia may be inhibited. Further in the event of any such insolvency ECT may be required to pay Australis' portion of the satellite lease payments for the transmission of the License A and B Packages since ECT is jointly and severally liable for those payments. The incremental cost to ECT for the Australis portion of their obligation would be approximately $6,250 per annum.

Australis has recently announced a recapitalization plan which includes the introduction of additional equity and the transfer of certain assets to a joint venture with Optusvision (a competitive cable provider). The plan is subject to lender, shareholder, and regulatory approvals as well as an additional debt offering to be completed by October 31, 1996. ECT is currently reviewing the plan to determine the impact, if any, on its business and the extent to which certain consents requested by Australis will be accommodated. ECT has been given no assurance that the plan, as proposed, will receive the necessary approvals or that the contemplated debt offering will be successful.

The Company is currently unable to predict the ultimate resolution of these matters. At May 31, 1996 the remaining net book value of its investments in the various aspects of Australian Pay TV aggregated $84,518. The Company will continue to assess the impact, if any, of the above noted matters on the carrying value of its investments in the Australian Pay TV businesses.

Pro Forma Information

The summary pro forma information includes the accounts and operations of the Company and all acquisitions and pending acquisitions described in Note 3, in each case as if such acquisitions had been consummated as of the beginning of each of the respective periods for the combined statement of operations (unaudited)

                                           Year Ended May 31,
                                       1996        1995         1994

Revenues                            $ 556,097    $ 494,937   $465,646

Net loss                            $(150,252)   $(152,715)  $(93,000)

Loss per common share               $   (2.10)   $   (1.75)  $  (1.06)

Pro forma loss per common share for the years ended May 31, 1996, 1995 and 1994 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.


NOTE 4.  TRANSACTIONS WITH RELATED PARTIES

The Company purchases health, life, property, casualty and other insurance from Sentry Insurance (holder of 6.9% of Class B common stock at May 31, 1996) and its affiliated companies. The Company paid a total of $10,155, $8,462 and $9,309 for such insurance for the fiscal years ended May 31, 1996, 1995 and 1994, respectively.

Leavy, Rosensweig & Hyman of which David Z. Rosensweig is a member, serves as General Counsel to the Company. The Company paid approximately $1,772, $1,960 and $1,329 to Leavy, Rosensweig & Hyman for the fiscal years ended May 31, 1996, 1995 and 1994, respectively.

The Company believes that all of the transactions between it, Sentry Insurance and Leavy, Rosensweig & Hyman have been on terms no less favorable to the Company than would have been available from nonaffiliated parties.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                         May 31,
                                                     1996        1995


     Land                                         $  8,344     $ 7,052
     Buildings                                      35,873      25,174
     Cable television and cellular telephone
        transmission and distribution systems
        and related equipment                      969,031     796,027
     Miscellaneous equipment and furniture
        and fixtures                                51,289      44,987
     Australian plant                               20,979          --
                                                 1,085,516     873,240
     Less accumulated depreciation                (433,909)   (365,197)
                                                $  651,607    $508,043

Depreciation expense was approximately $89,299, $73,571 and $72,026 for the fiscal years ended May 31, 1996, 1995 and 1994, respectively.
NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:
                                                    May 31,
                                                1996         1995


     Credit agreement (a)                    $305,000     $148,000
     Credit agreement (b)                     226,000       68,000
     9 1/2% Senior notes due 2000 (c)         150,000      150,000
     9 3/4% Senior notes due 2002 (d)         200,000      200,000
     11 7/8% Senior subordinated
        debentures due 2003 (e)               204,000      204,000
     Zero Coupon Senior discount
        notes due 2003 (f)                    242,962      222,436
     9 1/2% Senior notes due 2005 (g)         250,000      250,000
     Subsidiary 8 7/8% Senior notes
        due 2001 (h)                          250,000      250,000
     Subsidiary 9.47% Senior secured
        notes due 2002 (i)                    100,000      100,000
     Subsidiary 10 1/8% Senior notes
        due 2005 (j)                          100,000      100,000
     Subsidiary revolving credit
        and term loan (k)                      53,500       55,906
     Other, including Australian
        operations                             15,233          251
                                            2,096,695    1,748,593
     Current maturities                        15,084        7,450
                                           $2,081,611   $1,741,143

(a) On August 4, 1995, as amended August 12, 1996, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a three year, $525,000 unsecured revolving credit facility which converts to a five year term
loan.   The  proceeds  of the facility were used  by  CCC-I  to  repay existing indebtedness of CCC-I ($148,000 at May 31, 1995) and will  be
used  for  working  capital  and  general  corporate  purposes.    The
repayment by CCC-I of its existing indebtedness discharged all of CCC-I's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The Company incurred a non cash charge of $2,647 reflecting the write off of debt issuance costs associated with the replaced credit agreement. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. At May 31, 1996, CCC-I's weighted average interest rate was 9.2%. This credit facility restricts the incurrence of certain additional debt by CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. The carrying value of the credit facility approximates fair value which was based upon the current
rates   offered  to  the  Company  for  debt  with  similar  remaining maturities.

The  agreement  expires on August 31, 2004 and provides for  mandatory
principal  repayments,  among  other  possible  reductions,   in   the
following percentages:

              Last day      Last day      Last day      Last day
Year        of February      of May      of August    of November
1999            --             --             --         4.00%
2000           4.00%         4.00%         4.00%         4.50%
2001           4.50%         4.50%         4.50%         5.25%
2002           5.25%         5.25%         5.25%         5.75%
2003           5.75%         5.75%         5.75%         5.50%
2004           5.50%         5.50%         5.50%         --

The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-1 to pay dividends to the Company and requires that certain operating tests be met.

(b) On June 30, 1994, as amended August 12, 1996, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company entered into a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility may be used for acquisitions, working capital and general corporate purposes. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. At May 31, 1996, CCC-II's weighted average effective interest rate was 8.0%. This credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. The carrying value of the credit facility approximates fair value which was based upon the current rates offered to the Company for debt with similar remaining maturities.

The  agreement  expires on August 31, 2004 and provides for  mandatory
principal  repayments,  among  other  possible  reductions,   in   the
following percentages:

              Last day      Last day      Last day      Last day
Year        of February      of May      of August    of November
1999            --             --           --           2.50%
2000           2.50%         2.50%         2.50%         5.00%
2001           5.00%         5.00%         5.00%         5.00%
2002           5.00%         5.00%         5.00%         6.25%
2003           6.25%         6.25%         6.25%         6.25%
2004           6.25%         6.25%         6.25%          -

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). During the current fiscal year, all of the Company's obligations with respect to Hedge Agreements expired. Based upon current market conditions and current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements.
The following table summarizes each agreement's notional amount, the due date, fixed interest rate and redemption price which was the cost to terminate such agreement at May 31, 1995:

                     Notional                               Unrealized Loss
                    Principal      Fixed       Contract       (Redemption
                      Amount        Rate   Expiration Date       Price)

At May 31, 1996        None

At May 31, 1995
     SWAPS:       $   40,000         7.93%     06/03/95      $      239
                      25,000         8.22      02/05/96             445
                      25,000         7.95      06/03/95             154
                      25,000         8.50      01/21/96             945
                  $  115,000         8.12%  (weighted average)

(c)   On August 21, 1992, the Company issued Senior Notes Due 2000
("9 1/2% Notes") in the principal amount of $150,000 which mature on August 15, 2000. The 9 1/2% Notes bear interest at 9 1/2% payable semiannually on February 15 and August 15 of each year commencing February 15, 1993. The 9 1/2% Notes may not be redeemed prior to maturity.

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

The 9 1/2% Notes provide that the holders will have the right to require the Company to purchase the 9 1/2% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the 9 1/2% Notes.
At May 31, 1996 and 1995, the 9 1/2% Notes were trading at 100.4% and 101.2% of par or $150,615 and $151,782, respectively.

(d) On February 13, 1992, the Company issued Senior Notes Due 2002 ("the 9 3/4% Notes") in the principal amount of $200,000 which mature on February 15, 2002. The notes bear interest at 9 3/4% payable semiannually on February 15 and August 15 of each year commencing August 15, 1992. The 9 3/4% Notes may be redeemed prior to maturity. The 9 3/4% Notes limit the ability of the Company and its subsidiaries (as defined) to incur indebtedness or liens.

The 9 3/4% Notes provide that the holders will have the right to require the Company to purchase the 9 3/4% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the 9 3/4% Notes. At May 31, 1996 and 1995, the 9 3/4% Notes were trading at 100.46% and 101.75%
of par or $200,920 and $203,500, respectively.

(e) On October 17, 1991, the Company redeemed all of its $200,000 12 3/4% Senior Subordinated Reset Debentures Due 2000 and concurrently sold $204,000 11 7/8% Senior Subordinated Debentures Due 2003 (the "Debentures"). The Debentures are not callable for five and one-half years, and provide for a sinking fund of $68,000 on each of October 15, 2001 and 2002, with the balance of $68,000 due on October 15, 2003.

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

The Debentures provide that the holders will have the right to require the Company to purchase the Debentures following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in ratings of the Debentures. At May 31, 1996 and 1995, the Debentures were trading at 106.94% and 107% of par or $218,158 and $218,280, respectively.

(f) On April 1, 1993, the Company issued Senior Discount Notes Due 2003 ("the Discount Notes") in the discounted amount of $183,678 yielding 8.875% annually to maturity. The Discount Notes mature on March 15, 2003 at $444,000. There will be no periodic payments of interest on the Discount Notes, and they may not be redeemed prior to maturity. During the years ended May 31, 1996 and 1995, approximately $20,526 and $18,792 of interest, respectively was amortized in the consolidated financial statements.

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

The Discount Notes provide that the holders will have the right to require the Company to purchase the Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the Discount Notes. At May 31, 1996 and 1995, the Notes were trading at 49.97% and 48.8% of par or $221,867 and $216,672, respectively.

(g) On March 6, 1995, the Company issued unsecured Senior Notes due 2005 ("the 9 1/2% Notes") in the principal amount of $250,000 which mature March 1, 2005. The Notes bear interest at 9 1/2% payable semi-annually on March 1 and September 1 of each year commencing September 1, 1995. The 9 1/2% Notes may not be redeemed by the Company.

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

The 9 1/2% Notes provide that the holders will have the right to require the Company to purchase the 9 1/2% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock  and which result
in certain reductions in the ratings of the  9 1/2%  Notes.   At  May 31,
1996 and 1995, the Notes were trading at 98.88% and 99% of par or $247,200 and $247,500, respectively.

(h) On November 15, 1993, Centennial issued $250,000 of eight year unsecured Senior Notes (the 8 7/8% Notes). The interest on these notes is payable semi-annually at an interest rate of 8 7/8%. The interest is computed on the basis of a 360-day year (twelve 30 day months). The maturity date of the 8 7/8% Notes is November 1, 2001 unless redeemed earlier at the option of Centennial, however not prior to May 1, 1999. If early redemption is sought during the twelve-month period beginning May 1 of each of the following years, the redemption price is calculated using:

                    Year                Percentage

                    1999                105.25%
                    2000                103.50%
                    2001                101.75%

The proceeds of the 8 7/8% Notes were used to retire all outstanding bank debt. At November 15, 1993, the amount was $182,700. Costs associated with the bond offering were capitalized and are being written off on a straight-line basis over the life of the issue. At May 31, 1996 and 1995, the 8 7/8% Notes were trading at 93.74% and 95.25% of par or $234,350 and $238,125, respectively.

(i) On December 31, 1992, Century-ML Cable Corporation ("CML") and Century/ML Cable Venture ("CCV"), subsidiaries of the Company through which the Company owns a 50% interest in cable television systems in Puerto Rico, entered into separate note agreements (the "Note Agreements") with a group of institutional lenders providing for the issuance by CML of $100,000 aggregate principal amount of its 10-year 9.47% Senior Secured Notes Due 2002. Interest on the notes is payable semiannually and principal will be payable in installments of 20% of the original principal amount beginning on September 30, 1998, with final maturity at September 30, 2002. The notes are subject to various other prepayment provisions, including prepayment with premium at the option of CML at any time prior to their expressed maturity and prepayment with premium at the option of the holders thereof upon the occurrence of certain events involving changes in control of CML and CCV. The Note Agreements contain various financial and operating covenants, including, among other things, maintenance of certain financial ratios, restrictions on the ability of CML and CCV to incur indebtedness or liens and to make certain distributions and capital expenditures and limits on certain other corporate actions. The notes are entitled to the benefits of certain security agreements and guarantees, including a guaranty by CCV of the payment of all principal of, premium, if any, and interest on the notes. The notes are secured by substantially all of the assets of CCV. The carrying value of the credit facility approximates fair value which was estimated based upon the current rates offered to CCV for debt with similar remaining maturities.

Proceeds from the issuance of the Notes were used to repay all principal and interest outstanding on CML's credit facility. Concurrent with issuance of the Notes, CML amended and restated its existing credit facility effective December 31, 1992 ("the Second
Restated  Credit  Agreement").  The Second Restated  Credit  Agreement
provides for a committed credit line of $20,000 which reduced to $12,650 and $16,200 on May 31, 1996 and 1995, respectively.
Borrowings are to be repaid in accordance with a predetermined schedule of amortization beginning December 31, 1993 with final maturity at December 31, 1998. At May 31, 1996 and 1995, no amounts were outstanding on this facility.

(j) On May 11, 1995, Centennial issued $100,000 of ten year unsecured Senior Notes ("the 10 1/8% Notes"). The interest on the 10 1/8% Notes is payable semi-annually on the basis of a 360-day year (twelve 30 day months). The 10 1/8% Notes rank pari passu with Centennial's 8 7/8% Notes and may not be redeemed prior to maturity on May 15, 2005. Costs associated with the May 11, 1995 bond offering were capitalized and will be written off on a straight-line basis over the life of the issue. At May 31, 1996 and 1995, the 10 1/8% Notes were trading at 98.72% and 99.92% of par or $98,720 and $99,922, respectively.

The proceeds of the 10 1/8% Notes were used by Centennial for general corporate purposes including the financing of capital expenditures related to cellular telephone and personal communications systems infrastructure, licenses authorizing personal communications services as well as related telecommunications businesses. Pending any specific application of the net proceeds, the net proceeds will be added to working capital and invested in short-term interest-bearing obligations.

Both the 8 7/8% and 10 1/8% Notes restrict Centennial from directly or indirectly declaring or paying any dividends on its presently or subsequently issued common stock, limit the ability of Centennial to incur additional indebtedness and limit making any distributions of assets to its stockholders. At May 31, 1996, Centennial was in compliance with all covenants of the Notes.

(k) On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year, $80,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or
(b)"Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined.

The  agreement  expires  on  February 28,  2004  and  provides  for  a
reduction   in   the  aggregate  commitment,  among   other   possible
reductions, in the following amounts:

             Last day         Last day      Last day       Last day
Year       of February        of May       of August     of November
1998         $    --          $   --         $1,875         $1,875
1999           1,875           1,875          2,500          2,500
2000           2,500           2,500          3,125          3,125
2001           3,125           3,125          3,750          3,750
2002           3,750           3,750          3,750          3,750
2003           3,750           3,750          6,667          6,667
2004           6,666

The credit facility restricts the incurrence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met.

The aggregate annual principal payments for the next five years and thereafter are summarized as follows (amounts in thousands):

          1997                    $   15,084
          1998                            50
          1999                        27,550
          2000                        83,600
          2001                       275,425
          2002 and thereafter      1,694,986
                                  $2,096,695

At May 31, 1996, the Company and its subsidiaries were in compliance with all covenants of the above noted agreements.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Pending Acquisitions

On August 16, 1996, the Company entered into agreements to acquire three cable television systems which serve an aggregate of approximately 76,000 primary basic subscribers. These systems are primarily located in Yorba Linda, Orange County, Diamond Bar, Oxnard and Ventura County, California. The aggregate purchase price for these systems is approximately $140,000. The Company currently expects to fund the acquisition using available credit facilities.

Centennial has entered into an agreement to acquire at least 51% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA and is making offers to purchase the remaining interests in the partnership. The Benton Harbor, Michigan MSA represents approximately 161,400 Net Pops. Centennial has agreed to a purchase price of $34,000 in cash, subject to adjustment, for 100% ownership of the system and certain outstanding liabilities at closing. The obligation of Centennial to consummate this transaction is subject to certain closing conditions, including the approval of the relevant franchise authorities and other regulatory approvals. Centennial anticipates completing this acquisition in September 1996.

On July 31, 1996, Centennial filed applications to participate in an upcoming FCC auction for broadband personal communications services frequency blocks D and E. Centennial listed Basic Trading Areas ("BTAs"), the market designation for PCS license areas, that related to its cellular operations. Centennial submitted a required refundable deposit of $11,000 in order to maintain its bidding eligibility for the PCS licenses in which it is interested. There is no assurance that Centennial will bid in the auction process, and the extent to which any such participation will be successful.
Leases

At May 31, 1996, the Company's approximate annual lease obligations and expenses (under operating leases) were as follows:

     Pole rentals                        $   3,181
     Vehicles and equipment                    357
     Antenna site and property access        1,073
     Warehouse, studio and office            4,392
                                         $   9,003

The above leases are substantially all short-term or cancelable by either party upon notice.

Regulatory Restructuring Charge

The Company recorded a one time charge of $4,000 in the fourth quarter of 1995 in accordance with a plan adopted to restructure the Company's cable television operations in response to recent FCC mandated rules. The charge includes related employee severance costs, coincident with the restructuring. The restructuring charge was substantially cash in nature and did not result in the write-off of the Company's assets.

Regulation - See Note 15.

Letters of Credit

The Company is a party to several letters of credit totaling $7,948. No payments have been made under these agreements.

Litigation

The Company and its subsidiaries are involved in litigation and regulatory matters which involve certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a materially adverse effect on the Company's consolidated financial position or results of operations.

Employment Agreement

The Chief Executive Officer of the Company has an employment agreement expiring on June 30, 1998, which provides for an annual base salary of $1,750 adjusted annually in proportion to increases in the Consumer Price Index.

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

On July 2, 1993, the Company declared a 5% stock distribution on its issued shares of Class A and Class B common stock. Distribution of shares of the respective class was made on August 6, 1993 to stockholders of record on July 15, 1993. No fractional shares were issued. As a result, approximately $47 representing the total par value of the additional shares distributed was transferred from additional paid-in-capital to common stock.

On October 28, 1993, the Company declared a 3% stock distribution on its issued shares of Class A and Class B common stock. Distribution in shares of the respective class was made on November 18, 1993 to stockholders of record on November 10, 1993. No fractional shares were issued. As a result, approximately $29 representing the total par value of the new shares distributed was transferred from additional paid-in-capital to common stock.

All references in the consolidated financial statements with regard to the number of shares of common stock, (except issued and authorized shares), related prices and per share amounts have been restated to give retroactive effect to the stock distributions.

Treasury Stock

On March 10, 1995, the Company purchased 20,000,000 shares of its Class B Common Stock from Sentry Insurance a Mutual Company, of Stevens Point, Wisconsin ("Sentry Insurance") at an aggregate price of $110,000 utilizing existing credit lines. For the present, the acquired shares will be held in the Company's treasury. Upon acquisition the Class B shares were converted automatically to Class A shares. Prior to this acquisition, 65,406,115 shares of the Company's Class B Common Stock were outstanding of which 23,134,056 were held by Sentry Insurance. At May 31, 1996 and 1995, the Company held 31,354,622 and 31,337,530 Class A common shares, respectively in its treasury.

The following table presents changes in the Company's stockholders equity for the years ended May 31, 1996, 1995 and 1994:

                               Common Stock                               Additional
                                Class A            Class B                Paid-in    Accumulated
                                 Shares     Dollar  Shares       Dollars    Capital     Deficit     Other       Total
Balance at June 1, 1993        31,533,586  $ 315   61,313,680   $  613  $  91,833  $ (280,499) $ (27,500)   $ (215,238)

Shares issued in connection
  with employee incentive
  plans                           438,922      5                             2,684                    (12)       2,677

Effect of 5% and 3% stock
  distributions                 2,582,230     26   4,995,725         50        (82)                                 (6)

Class B shares converted to
  Class A shares                  132,275      1    (132,275)        (1)                                             -

Accretion in liquidation
  value of subsidiary
  preferred stock                                                           (5,838)                             (5,838)

Vesting of subsidiary
   stock options                                                               413                                 413

Net paid in capital
  contributed by
  minority interests                                                        16,291                              16,291

Net loss                                                                              (41,927)                 (41,927)

Balance at May 31, 1994            445,025   347   66,177,130       662     105,301   (322,426)   (27,512)    (243,628)

Shares issued in connection
  with employee
  incentive plans                  445,025     4                              1,219                              1,223

Class A shares purchased by
   the Company                                                                                    (110,092)   (110,092)

Unrealized appreciation of
   marketable securities                                                                            14,416      14,416

Class A shares issued
   in conjunction
   with acquisitions             3,581,632     36                             43,839                            43,875

Class B shares
  converted to
  Class A shares                20,771,015    208  (20,771,015)    (208)                                            -

Net paid in capital
  contributed by
  minority interests                                                          29,263                            29,263

Accretion in liquidation
  value of subsidiary
  preferred stock                                                             (4,419)                           (4,419)

Vesting of subsidiary
   stock options                                                                 342                               342

Net loss                                                                               (82,625)                (82,625)

Balance at May 31, 1995         59,484,685    595   45,406,115      454      175,545  (405,051)   (123,188)   (351,645)

Shares issued and acquired
  in connection with
  employee incentive plans         461,595      4                              2,971                  (158)      2,817

Net paid in capital contributed
  by minority interests                                                        1,238                             1,238

Accretion in liquidation value
  of subsidiary preferred stock                                               (4,256)                           (4,256)

Foreign currency translation
   adjustment                                                                                         (753)       (753)

Unrealized appreciation of marketable
   securities                                                                                        6,397       6,397

Vesting of subsidiary stock options                                              306                               306

Net loss                                                                              (102,117)               (102,117)

Balance at May 31, 1996         59,946,280  $ 599   45,406,115   $  454    $ 175,804 $(507,168)  $(117,702)  $(448,013)

                                                               May 31,
Other stockholders' deficiency items:                1996        1995       1994
Treasury stock, at cost                         $(137,762)  $(137,604)  $(27,512)
Unrealized appreciation of marketable
   securities                                      20,813      14,416          -
Foreign currency translation adjustment              (753)          -          -

                                                $(117,702)  $(123,188)  $(27,512)
NOTE 9.  INCOME TAXES

The  Company  and  its consolidated subsidiaries, except  for  Century
Venture  Corporation and Subsidiaries, Century-ML  Cable  Venture  and
Subsidiary, Citizens Century Cable Television Venture, East Coast  Pay
Television  Pty, Ltd., and Centennial Cellular Corp. and  Subsidiaries
(collectively the "Unconsolidated Tax Group"), file a consolidated federal income tax return. The provision (benefit) for income taxes are summarized as follows:

                                  Year Ended May 31,
                         1996           1995             1994

Current              $   2,844      $   3,457        $  1,042
Deferred               (37,170)       (11,518)         (6,675)
                     $ (34,326)     $  (8,061)       $ (5,633)

Deferred income taxes result primarily from nondeductible depreciation and amortization resulting from book and tax basis differences of certain acquired subsidiaries.

The effective income tax rate of the Company differs from the statutory rate as a result of the effect of the following items:

                                        Year Ended May 31,
                                   1996        1995            1994

Computed tax benefit at federal
  statutory rate on loss before
  income taxes and minority
  interest                      $(50,701)    $(40,059)   $(22,798)
Computed tax benefit of
  Unconsolidated Tax Group        11,842       15,186      13,512
Recognized tax benefit of
  Unconsolidated Tax Group       (12,386)     (15,518)    (10,675)
Nondeductible amortization
  resulting from acquired
  subsidiaries                     2,433        2,600       2,122
State and local income taxes,
  net of federal income tax
  effect                          (2,760)      (1,832)      3,696
Tax benefits related to net operating
  and capital loss carryforwards
  not recognized and changes in
  valuation allowance             17,246       30,722       7,925
Other                                 --          840         585
                                 $(34,326)   $ (8,061)   $ (5,633)

Temporary  differences  and  carryforwards  which  give  rise   to   a
significant  portion of deferred tax assets and (liabilities)  are  as follows:
                                               Year Ended May 31,
                                              1996           1995

Deferred Tax Assets:
Tax loss carryforward                      $167,936        $145,731
Valuation allowance                         (89,463)        (92,006)
                                           $ 78,473        $ 53,725

Deferred Tax Liabilities:
Amortization of intangible assets          $105,817        $116,296
Depreciation of fixed assets                 72,130          63,664
                                           $177,947        $179,960

Net deferred tax liabilities               $ 99,474        $126,235

The valuation allowance recorded at May 31, 1996 and 1995 represents the portion of recorded tax loss carryforwards for which it is more likely than not that such carryforwards will not be realized.

The  Company  and its subsidiaries, except for the Unconsolidated  Tax
Group,  have  an  investment  tax  credit  carryover  (after  the  35%
reduction  mandated  by  TRA 86) for federal income  tax  purposes  of approximately $11,428 and net operating loss carryforwards for federal income  tax  purposes of approximately $424,062 expiring through  2002 and 2011, respectively.

Century  Venture Corporation and Subsidiaries have an  investment  tax credit  carryover  of  approximately $2,032  and  net  operating  loss carryforwards of approximately $11,209 which will expire through  2002 and 2011, respectively.

Centennial  Cellular Corp. and Subsidiaries has approximately  $86,844 of  net  operating loss carryforwards for federal income tax purposes, expiring through 2011 some of which are subject to limitation on their future  utilization under Section 382 of the Internal Revenue Code  of
1986.

The  operations of Century ML Cable Venture and Subsidiary are subject to  Puerto  Rico income taxes.  The Subsidiary has made a Section  936 election  whereby  no U.S. tax is due based upon  the  fact  that  the
Subsidiary generates all of its taxable income in a  U.S. possession.
NOTE 10.  JOINT VENTURES

The  combined operations and certain other information related to  the
50%   indirectly   owned  Century  Venture  Corp.  and   Subsidiaries,
Century-ML  Cable  Venture and Subsidiary and Citizens  Century  Cable
Television  Venture  included  in the  consolidated  balances  of  the
Company are as follows:

                                               Year Ended May 31,
                                              1996          1995
Combined Statement of Earnings

Revenues                                  $ 97,558      $  86,299

Costs and expenses:
     Costs of services                      26,917         25,646
     Selling, general and administrative    15,831         14,986
     Depreciation and amortization          33,738         27,295
                                            76,486         67,927

Operating Income                            21,072         18,372

Other expense                                  550             --
Interest                                    13,881         14,825

Income before taxes                          6,641          3,547

Income tax provision                         1,240            574

     Net Income                           $  5,401      $   2,973

Combined Balance Sheet Data
Property, plant and equipment - net       $ 98,763      $ 113,771
Total assets                               291,013        251,669
Long-term debt                             153,500        155,906
Total liabilities                          183,447        191,307

The  Company's joint venture partner, ML Media Partners, L.P.  ("Media
Partners") has the right to cause a sale of Century-ML Cable Venture and Subsidiary. If Media Partners proposes such a sale, the Company will have the right to purchase Media Partners' interest for the appraised fair market value of Media Partners' 50% interest in Century-ML Cable Venture and Subsidiary.

NOTE 11.  EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company's 1985 Stock Option Plan (the "1985 Option Plan"), adopted by the Board of Directors and approved by the stockholders on December
5, 1985, expired by its terms on May 31, 1995.  Accordingly, the Board of  Directors adopted and the stockholders ratified the Company's 1994
Stock Option Plan (the "1994 Option Plan") on October 26, 1994.   Upon
ratification of the 1994 Option Plan, no more grants are  to  be  made under  the 1985 Option Plan.  The 1985 Stock Option Plan and the  1994
Stock  Option  Plan,  collectively  the  "Option  Plans",  permit  the issuance  of "incentive stock options," as defined in Section  422  of the  Internal  Revenue  Code of 1986, as  amended,  as  well  as  non-
qualified  options.   The 1985 Option Plan and the  1994  Option  Plan
provide  for  the  grant of options to purchase up  to  6,897,079  and
5,000,000  shares, respectively, of Class A Common Stock to directors, officers  and other key employees of the Company and its subsidiaries.
The  Option  Plans are administered by a committee  of  the  Board  of
Directors   (the   "Stock  Option  Committee")  that  determines   the
recipients  and provisions of options granted under the Option  Plans, including  the  option  price, term and number of  shares  subject  to
option.   The  Board of Directors may amend the Option  Plans,  except that  the  approval of the stockholders is necessary to  increase  the total  number  of  shares which may be issued  or  shares  subject  to options,  to change the minimum purchase price for shares  subject  to options,  to  change the maximum period during which  options  may  be exercised,  to extend the period during which options may  be  granted under  the Option Plans, or to materially increase benefits to  option
recipients.    Generally,   the  option   price   of   incentive   and
non-qualified stock options granted may be as determined by the  Stock
Option  Committee,  but must be at least equal to  100%  of  the  fair market value of the shares on the date of the grant.  The maximum term of each option is ten years.

For any participant who owns shares possessing more than 10% of the voting rights of the Company's outstanding common stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may be no longer than five years.
Options  become exercisable at such time or times as the Stock  Option
Committee may determine when it grants options. All options granted on or before December 31, 1985 must be exercised in the sequence in which they were granted. The Option Plans permit the exercise of options by the payment of cash or shares of Class A Common Stock equal in value to the option price. Under the terms of the Option Plan with respect to options granted on or before December 31, 1986, the aggregate fair market value of the Class A Common Stock (determined at the date of the option grant) for which any employee may be granted incentive stock options in any calendar year may not exceed $100, plus certain carry-over allowances from the previous three years. Options granted under the Option Plans are not transferable by the holder other than by will or the laws of descent and distribution.
Under the Option Plans, the Company awarded options to purchase shares of Class A Common Stock to employees of the Company, including executive officers and directors. Transactions for 1994, 1995 and 1996 are as follows:

1994
     Outstanding June 1, 1993           2,693,489     $ 2.65 - 9.30
     Granted November 23, 1993             61,682      10.75 - 10.75
     Exercised                          (438,922)       2.65 - 8.46
     Canceled                            (35,340)       2.65 - 8.46
                                        2,280,909

1995
     Granted during fiscal 1995           949,750      6.25 - 9.76
     Exercised                          (215,584)      2.65 - 8.46
     Canceled                            (58,269)      2.65 - 10.75
                                        2,956,806      2.65 - 10.75

1996
     Granted during fiscal 1996           183,000      7.88 - 9.63
     Exercised                          (334,082)      2.65 - 8.46
     Canceled                           (165,211)      2.65 - 10.75

     Options outstanding as
     of May 31, 1996                    2,640,513      2.65 - 10.75

As of May 31, 1996, approximately 150 employees were participating in the Option Plan. 1,568,364 options were exercisable at May 31, 1996.

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

Options  granted  under  the Directors' Option Plan  are  nonqualified options not qualifying as incentive stock options under Section 422 of
the  Code.   The  option price that shares of the  Company's  Class  A
Common  Stock  may  be purchased upon exercise of any  option  granted under  the  Directors' Option Plan, will be the fair market  value  of such shares on the last trading day prior to the date of the grant  of
such  option.   The  Directors' Option Plan permits  the  exercise  of
options  in  cash, shares of Class A Common Stock valued at  the  fair
market  value  on the date of purchase or a combination thereof.   The
maximum  term of each option is five years and six months  immediately succeeding  the  date of grant.  Options granted under the  Directors'
Option  Plan are not transferable by the holder other than by will  or the  laws of descent and distribution.  During 1991 and 1990,  options to  purchase 8,052 and 6,710 shares, respectively, of Class  A  Common
Stock  were granted at an exercise price of $2.79 per share under  the
1989 Directors' Option Plan.   All of these options were exercised  as
of  May  31, 1996.  Under the 1993 Directors' Option Plan, options  to purchase  5,000 and 3,000 shares of Class A Common Stock were  granted during  1995  and  1996 at an exercise price of $8.50  and  $8.63  per share, respectively. 600 of these options were vested at May 31, 1996.

Incentive Award Plan

An  Incentive  Award Plan (the "Incentive Plan") was  adopted  by  the
Board of Directors and approved by the stockholders of the Company  on
December  5, 1985.  The Incentive Plan permits the grant of awards  to key  employees of the Company and its subsidiaries, which may  include directors  and officers, payable in cash or shares of Class  A  Common
Stock.   The  Company has reserved 559,529 shares of  Class  A  Common
Stock  for issuance under the Incentive Plan.  The awards are  payable in  five  to  ten  equal  annual installments  on  January  1  of  the succeeding  years  after  the grant of the award,  provided  that  the
recipient  is  an  employee  on  the installment  payment  date.   The
Incentive  Plan  is administered by the Compensation Committee,  which selects the recipients of awards as well as the amount of such awards.
The  Board of Directors may amend the Incentive Plan.  Awards  granted under the Incentive Plan may not be transferred by the recipients  and may  be  forfeited  in  the  event of the recipient's  termination  of employment.  At May 31, 1996, no grants were outstanding.

Employee Stock Purchase Plan

On  December  5,  1985, the Company adopted the  1985  Employee  Stock
Purchase  Plan.   On  October 26, 1994, the  Board  of  Directors  and
shareholders  approved  an amendment to the  Company's  1985  Employee
Stock  Purchase Plan (the "Amended Purchase Plan").  Under the Amended
Purchase Plan, eligible employees (which generally includes all  full-
time  employees of the Company) may subscribe for shares  of  Class  A
Common  Stock  at a purchase price of 85% of the average market  price
(as  defined) of the Class A Common Stock on the first day or last day of  the  purchase period, whichever is lower.  Payment of the purchase price  of  the  shares  will be made in installments  through  payroll deductions,  with  no right of prepayment.  The Company  has  reserved
1,125,767  shares  of  Class A Common Stock  for  issuance  under  the
Amended  Purchase Plan.  The Amended Purchase Plan is administered  by the  Compensation Committee.  As of May 31, 1996, approximately 43,000 shares  of Class A Common Stock were subscribed for under the  Amended
Purchase Plan.

Stock Equivalent Plan

The  Company's 1985 Stock Equivalent Plan (the "Equivalent Plan")  was
adopted by the Board of Directors and approved by the stockholders  on
December 5, 1985.  The Equivalent Plan permits the grants of units  of
Class  A  Common Stock Equivalents ("units") to key employees  of  the
Company  and its subsidiaries, including officers and directors.   The
Equivalent  Plan  is administered by the Compensation Committee  which selects  the employees to be granted units, determines the  number  of units  covered by each grant, determines the time or times when  units will  be  granted and the conditions subject to which any  amount  may become  payable with respect to the units, and prescribes the form  of
instruments  evidencing units granted under the  Plan.   Payments  for
units  may  be  made by the Company in cash or in shares  of  Class  A
Common  Stock  at the fair market value of the units on  the  date  of
payment.   The Company has reserved 566,155 shares of Class  A  Common
Stock for issuance under the Equivalent Plan.  Under the terms of  the
Equivalent Plan, the total number of units included in all  grants  to any  participant may not exceed 10% of the total number of  units  for
which  grants  may be made under the Equivalent Plan.   Units  granted
under  the  Equivalent Plan are not transferable by the  holder  other than  by will or the laws of descent and distribution.  As of May  31,
1996, no units have been granted under the Equivalent Plan.

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

As  of  May  31,  1996,  the  Company had granted  567,697  shares  of
restricted  stock to nine officers and employees of the Company.   The
restrictions  lapse  at  the rate of 20% per  year  over  a  five-year period.  As of May 31, 1996, 546,248 shares were available for  awards under the Equity Plan.

Retirement Plans

Effective   April  1,  1992,  the  Company  adopted  a  401K   defined
contribution  retirement plan covering employees of  its  wholly-owned cable  subsidiaries  who  are  not covered  by  collective  bargaining
arrangements.   Effective July 1, 1992, the Company adopted a  similar
401K  plan  covering employees of its wholly-owned cable  subsidiaries who are covered by collective bargaining agreements.  If a participant decides to contribute, a portion of the contribution is matched by the
Company.   Total expense under the plans was approximately $989,  $755
and   $578  for  the  years  ended  May  31,  1996,  1995  and   1994,
respectively.

Subsidiary Stock Option Grants

On  December  27,  1991,  February 11, 1992,  and  December  9,  1994,
Centennial  awarded options to purchase approximately  343,000,  2,000 and 452,000 shares, respectively, of Centennial's Class A Common Stock to  approximately  50  employees  of Centennial,  including  executive officers and directors.  All option shares issued under the Plan  were adjusted  subsequent  to  July 22, 1994 to account  for  the  dilutive
effect  of  Centennial's  stock rights offering.   At  May  31,  1996,
235,069 options were exercisable.

Stock Options

In  October  1995,  the  Financial Accounting Standards  Board  issued
Statement  of  Financial  Accounting  Standards  ("SFAS")   No.   123,
"Accounting for Stock-Based Compensation," which will be effective for the  Company  beginning June 1, 1996.  SFAS No. 123 requires  expanded disclosures  of  stock-based compensation arrangements with  employees and encourages (but does not require) compensation cost to be measured based  on  the fair value of the equity instrument awarded.  Companies are permitted, however, to continue to apply APB opinion No. 25, which recognizes  compensation  cost based on the  intrinsic  value  of  the equity  instrument awarded.  The Company will continue  to  apply  APB
Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share, if any.

NOTE 12.  CELLULAR MERGER

On August 30, 1991, the Company's subsidiary Centennial Cellular Corp.
("Centennial Cellular") completed an agreement with Citizens  Cellular
Company  (a wholly owned subsidiary of Citizens Utilities Company)  to merge Citizens Cellular Company with and into Centennial Cellular.  In
connection   with  the  Merger,  Centennial  Cellular   Corp.   issued
Convertible   Redeemable  Preferred  Stock  valued  at  $128,450   and
1,367,099  shares of Centennial Cellular Corp. Class  B  Common  Stock
representing  18.8%  of  the then common equity  of  Centennial.   The
Convertible Redeemable Preferred Stock is convertible on or after  the third  anniversary from the date of issuance into 2,972,335 shares  of
Centennial  Cellular  Corp. Class A or B common stock.   Although  the
Convertible  Redeemable  Preferred  Stock  carries  no  cash  dividend
requirement   during  the  first  five  years,  the   shares   accrete
liquidation  preference and redemption value at the rate of  7.5%  per
annum,  compounded quarterly, in each of years one through five.   The
accretion  for  the years ended May 31, 1996, 1995  and  1994  totaled
approximately  $13,080, $12,160 and $11,240,  respectively.   Of  this
amount  $4,256,  $4,419 and $5,838 was charged against paid-in-capital in  the years ended May 31, 1996, 1995 and 1994, respectively with the remainder  of $8,824, $7,741 and $5,402 charged to minority interests.
At  the  end  of  year  five, such preferred  stock  will  accrete  to
$186,287.  Beginning in year six through fifteen, the holders  of  the
Convertible  Redeemable Preferred Stock are entitled to  receive  cash dividends  at the rate of 8.5% per annum.  The Convertible  Redeemable
Preferred Stock carries a mandatory redemption provision at the end of fifteen  years.  Any  unpaid dividends continue to accumulate  without cost to Centennial.
The following summarizes the assets, partners' capital, and results of operations of the six Cellular Partnerships contributed in the  Merger that  the Company accounts for by the equity method.  All amounts have been  derived  from  the  individual Cellular Partnerships'  financial statements through December 31, 1996 and 1995 and adjusted for interim financial activity from the Cellular Partnerships' calendar  year  end to the Company's fiscal year end (unaudited):

                                                      May 31,
                                                1996         1995

          Assets                             $507,715    $400,440
          Partners' Capital                  438,451      359,155
          Net Income                         124,174       73,045

NOTE 13.  SUBSIDIARY COMMON STOCK RIGHTS OFFERING

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

Centennial  also distributed to Century and Citizens, the  holders  of record of all the shares of Class B Common Stock outstanding as of the
Record  Date,  nontransferable  subscription  rights  (the  "Class   B
Rights")  to  subscribe for and purchase an aggregate of approximately
3,272,311  additional  shares of Class B Common  Stock.   Century  and
Citizens each exercised all of the Class B Rights distributed to them.
Each  share of Class B Common Stock is convertible into one  share  of
Class A Common Stock at any time at the option of the holder.

The  net  proceeds of approximately $86,500 from the  rights  offering
(after deducting soliciting fees and expenses of approximately $2,700) are available to be used by Centennial for general corporate purposes, including financing of capital expenditures and acquisitions.

NOTE 14.  REGISTRATION STATEMENTS

On  October 26, 1993, the Company filed a registration statement  with
the   Securities  and  Exchange  Commission  relating  to  the   shelf
registration of $500,000 of the Company's debt securities,  augmenting
the   remaining   $2,000  under  a  prior  shelf  registration.    The
registration  statement  became effective  July  14,  1994.  The  debt securities  may be issued from time to time in series on terms  to  be specified  in one or more prospectus supplements at the  time  of  the offering.  If so specified with respect to any particular series,  the debt  securities may be convertible into shares of the Company's Class
A  Common  Stock.  As of August 20, 1996, there was $252,000 available for issuance under this registration statement.

During  fiscal 1994,  Centennial filed a shelf registration  statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common
Stock  that  may  be  offered from time to  time  in  connection  with
acquisitions.   At  August  20,  1996,  there  were  4,465,896  shares
available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the  SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to  be specified in one or more prospectus supplements at the time  of the  offering.  If so specified with respect to any particular series, the  debt  securities may be convertible into shares  of  Centennial's
Class  A  Common  Stock.   As of August 20,  1996,  $400,000  remained
available for issuance.

NOTE 15.  REGULATORY MATTERS

On  October  5,  1992, Congress enacted the Cable Television  Consumer
Protection and Competition Act of 1992 ("1992 Cable Act").   The  1992
Act  substantially  reregulated  the  cable  television  industry  and imposed  numerous requirements, including provisions  regarding  rates which  may  be regulated by the applicable local franchising authority
and   those   to  be  regulated  by  the  FCC,  exclusive  programming
arrangements,  the  carriage of broadcast  signals,  customer  service standards, leased access channels, VCR compatibility and various other matters.

On February 22, 1994, the FCC adopted revised regulations that include a modification of its benchmark methodology in a way which will effectively require further reductions in cable rates. Operators may still elect to justify rates based on costs. FCC regulations adopted pursuant to the act contain a number of other regulatory provisions such as those relating to program carriage requirements, ownership regulations and customer service/technical standards, all of which have imposed additional burdens and cost on a cable operator.

On    February   1,   1996,   the   Congress   passed   S.652,    "The
Telecommunications Act of 1996" ("Act"), which was signed into law  by the  President.  The new law will alter federal, state and local  laws and  regulations regarding telecommunications providers and  services,
including  the  Company and the cable television  industry.   The  Act
substantially  deregulates (except for basic  service)  cable  service rates  over a three year period.  Implementing regulations of the  Act are currently being written.  The effect that the Act will have on the
Company cannot be determined at this time.


Note 16. BUSINESS SEGMENTS

The Company's consolidated financial statements include three distinct business segments. Century Communications owns, operates and develops domestic cable television systems. Centennial Cellular Corp. a 31.8%, 32.7% and 46.4% owned subsidary in 1996, 1995 and 1994 owns, operates and invests in wireless telephone systems and SMR and paging business. The
Company's Australian operations are currently in the development stage and not yet fully operational. The Australian operations will operate and invest in pay television services in Australia, including the development and distribution of programming.

Information about the Company's operations in its three business segments for the year ended May 31, 1996, 1995 and 1994 is as follows:
                                           Year ended May 31,
                                    1996           1995           1994
Revenue:
   Cable television            $    368,669   $    331,439   $    318,456
   Cellular telephone               112,197         85,419         56,373
   Australian operations             14,571              -              -
   Eliminations                        (163)          (171)          (230)
                               $    495,274   $    416,687   $    374,599

Operating income (loss):
   Cable television            $     76,368   $     55,303         80,523
   Cellular telephone               (19,109)       (28,430)       (22,490)
   Australian operations            (30,848)             -              -
   Eliminations                        (163)          (171)          (230)
                               $     26,248   $     26,702   $     57,803

Net (loss):
   Cable television            $    (47,183)  $    (70,622)  $    (27,207)
   Cellular telephone               (16,631)       (32,730)       (27,784)
   Australian operations            (49,273)             -              -
   Eliminations                      10,970         20,727         13,064
                               $   (102,117)  $    (82,625)  $    (41,927)

Assets, at end of period:
   Cable television            $  1,588,190   $  1,291,748   $    941,866
   Cellular telephone               785,812        844,384        502,834
   Australian operations            127,155              -              -
   Eliminations                    (266,248)      (131,715)       (94,274)
                               $  2,234,909   $  2,004,417   $  1,350,426

Depreciation and amortization:
   Cable television            $    124,436   $    106,289   $    103,644
   Cellular telephone                70,989         65,642         47,652
   Australian operations (1)              -              -              -
                               $    195,425   $    171,931   $    151,296

Capital expenditures:
   Cable television            $     62,205   $     92,199   $     46,077
   Cellular telephone                38,082         17,538          8,947
   Australian operations (2)              -              -              -
                               $    100,287   $    109,737   $     55,024

Intersegment sales are not significant. No single customer accounted for more than 10% of revenues.

(1)Depreciation and amortization of $21,031 was included in "Costs and expenses: Australian operations" in the Company's Consolidated
   Statement of Operations at May 31, 1996.

(2)The Australian operations had capital expenditures of $15,317 during the year ended May 31, 1996. Such amount was reported in the Investing section of the Consolidated Statement of Cash Flows on the line "Australian activities".

The financial information which follows is that of Century Communications before the consolidate of Centennial Cellular Corp. and the Australian operations; Centennial Cellular Corp., which comprises the Company's wireless telephone business segment, the Company's Australian operations, as well as consolidated information.


Note 16.  Segment Information (continued)

BALANCE SHEET FINANCIAL DATA
May 31, 1996
                                             Century
                                           Communications
                                           Corp. before
                                          consolidation of                         Reclassifications
                                           Centennial       Centennial     Australian      and
                                          and Australia    Cellular Corp. Operations  Eliminations  Consolidated
ASSETS

Current assets:
     Cash and short-term investments        $   96,342    $     67,297   $      953  $          -   $    164,592

     Accounts receivable - net                  10,051          20,210       10,741             -         41,002

     Prepaid expenses and other
        current assets                           3,507           2,158          967             -          6,632

              Total current assets             109,900          89,665       12,661             -        212,226

Property, plant and equipment - net            541,410          91,417       18,780             -        651,607

Investment in marketable equity securities      53,069               -            -             -         53,069

Investment in Centennial Cellular
     Corp. at cost                             139,550               -            -      (139,550)             -

Equity investments in cable television and
     cellular telephone systems - net          136,942         100,204           83      (128,973)       108,256

Debt issuance cost - net                        20,614           7,738            -             -         28,352

Cable television franchise - net               430,884               -       94,310             -        525,194

Wireless telephone licenses - net                    -         360,213            -             -        360,213

Excess of purchase price over value of
     net assets acquired - net                 145,295         133,907            -             -        279,202

Other assets                                    10,526           2,668        1,321         2,275         16,790

                                            $1,588,190    $    785,812   $  127,155  $   (266,248)  $  2,234,909



Note 16. Segment Information (continued)

BALANCE SHEET FINANCIAL DATA

May 31, 1996
                                              Century
                                            Communications
                                            Corp. before
                                            consolidation of  Centennial                   Reclassifications
                                            Centennial        Cellular     Australian         and
                                            and Australia       Corp.      Operations      Eliminations   Consolidated
LIABILITIES AND COMMON STOCKHOLDERS'
EQUITY (DEFICIENCY)

Current Liabilities:
   Current maturities of long-term
      debt                                $         50      $        -   $   15,034      $        -     $      15,084
   Accounts payable and accrued
      expenses                                  72,050          22,127       27,603               -           121,780
   Customers' deposits and
      prepayments                               14,409           4,961            -               -            19,370
             Total current liabilities          86,509          27,088       42,637               -           156,234

Long-term debt                               1,731,611         350,000            -               -         2,081,611

Deferred liability                               5,000           2,200            -          (7,200)                -

Deferred income taxes                           42,886          56,588            -               -            99,474

Minority interest in subsidiaries               54,035               -            -         108,755           162,790

Due to parent                                        -               -      136,944        (136,944)                -

Convertible redeemable preferred stock               -         182,813            -               -           182,813

Second series convertible redeemable
   preferred stock                                   -           7,117            -          (7,117)                -

Common stockholders' equity (deficiency):
   Common stock, par value $.01 per share:
      Class A                                      599             165            -            (165)              599
      Class B                                      454             105            -            (105)              454

   Additional paid-in capital                   84,388         383,533            -        (292,117)          175,804
   Other                                      (116,949)         (4,801)        (753)          4,801          (117,702)
   Accumulated deficit                        (300,343)       (218,996)     (51,673)         63,844          (507,168)

      Total common stockholders' equity
      (deficiency)                            (331,851)        160,006      (52,426)       (223,742)         (448,013)

                                          $  1,588,190      $  785,812   $  127,155      $ (266,248)    $   2,234,909



Note 16.  Segment Information (continued)

STATEMENT OF OPERATIONS FINANCIAL DATA
Year Ended May 31, 1996
                                             Century
                                           Communications
                                           Corp. before
                                           consolidation of                               Reclassifications
                                           Centennial         Centennial     Australian        and
                                           and Australia     Cellular Corp.  Operations    Eliminations     Consolidated
Revenues:
  Service income                         $    368,669      $     112,197   $   14,571   $          (163)  $     495,274


Costs and expenses:
  Cost of services                             82,274             26,129            -                 -         108,403
  Selling, general and administrative          85,591             34,188            -                 -         119,779
  Depreciation and amortization               124,436             70,989            -                           195,425
  Australian operations                             -                  -       45,419                 -          45,419
                                              292,301            131,306       45,419                 -         469,026

    Operating income (loss)                    76,368            (19,109)     (30,848)             (163)         26,248

Income from equity investments                      -             10,473            -           (10,473)              -
Interest                                      143,030             27,886        1,299                 -         172,215
Gain on sale of assets                              -              8,310            -            (8,310)              -
Other (income)/loss                               550                  -       17,126           (18,783)         (1,107)

  Loss before income tax benefit and
  minority interest                           (67,212)           (28,212)     (49,273)             (163)       (144,860)

Income tax (benefit) provision                (22,730)           (11,596)           -                 -         (34,326)

  Loss before minority interest               (44,482)           (16,616)     (49,273)             (163)       (110,534)

Minority interest in loss of subsidiaries      (2,701)               (15)           -            11,133           8,417

  Net Loss                               $    (47,183)     $     (16,631)  $  (49,273)  $        10,970   $    (102,117)




NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                           Three months ended
                                      August 31,      November 30,      February 28,      May 31,
                                         1993             1993              1994            1994
Revenues                            $    91,091     $      94,458     $      93,080     $  95,970
Operating income                         16,505            15,024            17,588         8,686
Net loss                                 (8,552)           (9,521)           (7,960)      (15,894)
Net loss per common share (1)              (.11)             (.12)             (.11)         (.19)

                                                           Three months ended
                                      August 31,      November 30,      February 28,      May 31,
                                         1994             1994              1995            1995
Revenues                            $    97,421     $     104,271     $     106,129     $ 108,866
Operating income                         10,306             9,439             5,395         1,562
Net loss                                (14,957)          (16,617)          (20,058)      (30,993)
Net loss per common share (1)              (.18)             (.20)             (.23)         (.42)

                                                            Three months ended
                                      August 31,      November 30,      February 29,      May 31,
                                        1995             1995              1996            1996
Revenues                            $   116,627     $     121,039     $     122,054     $ 135,554
Operating income                         13,789             9,295             1,747         1,417
Net loss                                (21,917)          (21,148)          (23,623)      (35,429)
Net loss per common share (1)              (.31)             (.30)             (.33)         (.49)

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

Allowance for doubtful
  accounts:


Year end May 31, 1994  $      2,520    $      4,501          $     13,505 (B)   $    18,574 (A)   $     1,952

Year end May 31, 1995  $      1,952    $      4,952          $     16,067 (B)   $    20,827 (A)   $     2,144

Year end May 31, 1996  $      2,144    $      8,391          $     16,919 (B)   $    24,446 (A)   $     3,008


(A) Accounts written-off
(B) Charges billed to disconnected subscribers for Company owned equipment held by the sub-
scriber.  Experience has shown that such amounts billed are generally not collectible and accordingly, are reserved for at the time of billing, with no effect on the statement of operations.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of August, 1996.

                              CENTURY COMMUNICATIONS CORP.


                              By:/s/ Leonard Tow
                                     Leonard Tow
                                     Chief Executive Officer
                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1996 has been signed below by the following persons in the capacities indicated on the 28th day of August, 1996.


/s/ Leonard Tow                    Chief Executive Officer, Chief Financial
LEONARD TOW                        Officer (principal executive and financial
                                   officer), Chairman and Director


/s/ Scott N. Schneider             Senior Vice President, Treasurer, Chief
SCOTT N. SCHNEIDER                 Accounting Officer (principal accounting
                                   officer) and Director


/s/ Bernard P. Gallagher           Director
Bernard P. Gallagher


/s/ William Kraus                  Director
William  Kraus


/s/ Andrew Tow                     Director
Andrew Tow


/s/ Claire Tow                     Director
Claire Tow


/s/ David Z. Rosensweig            Director
David Z. Rosensweig


/s/Peter Solomon                   Director
Peter J. Solomon


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

3(b) By-laws of the Company, as amended, filed as Exhibit 3(b) to the Company's Annual
          Report on Form 10-K for the year ended May
          31, 1995, and incorporated herein by
          reference.

3(c)      Articles of Association and Memorandum of
          Association of ECT

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

4(w)      Fourth Supplemental Indenture dated as of March 6,
          1995 by and
          between the Company and Bank of America
          National Trust and Savings Association,
          as Trustee, filed as Exhibit 4(w) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

4(x)      Debenture Certificate of ECT and Debenture
          Deed between Century and ECT, dated as of July 12, 1994.

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

10(a)(4)  Employment Agreement, dated as of
          December 28, 1993, between the Company
          and Andrew Tow, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-
          Q for the quarter ended February 28, 1994 and incorporated herein by reference.

10(a)(5)  Employment Agreement, dated as of
          December 28, 1993, between the Company
          and Michael G. Harris, filed as Exhibit
          10(c) to the Company's Quarterly Report
          on Form 10-Q for the quarter ended
          February 28, 1994 and incorporated herein by reference.

10(a)(6)  Employment Agreement, dated December 28,
          1993, between the Company and Bernard P.
          Gallagher, filed as Exhibit 10(a)(6) to
          the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

10(a)(7) Employment Agreement, dated as of January 1, 1995, between the Company and Daniel E. Gold.

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

10(i)     Addendum to Lease, effective December 1,
          1992, between Locust Avenue Associates
          and Century-Texas, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-
          K for the year ended May 31, 1993 and
          incorporated herein by reference.

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

10(r)     1985 Employee Stock Purchase Plan of the
          Company, as amended, filed as Exhibit
          10(r) to the Company's Annual Report on
          Form 10-K for the year ended May 31,
          1995, and incorporated herein by
          reference.

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

10(v)(2)  1993 Non-Employee Directors' Stock Option
          Plan of the Company, filed as Exhibit
          10(v)(2) to the Company's Annual Report
          on Form 10-K for the year ended May 31,
          1995, and incorporated herein by
          reference.

10(v)(3)  1994 Stock Option Plan of the Company,
          filed as Exhibit 10(v)(3) to the
          Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

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

10(ff)    Credit Agreement, dated as of August 4,
          1995, by and among CCC-I, Inc., Pullman
          TV Cable Co., Inc., Kootenai Cable, Inc.,
          Citibank N.A., as agent, and each of the banks parties thereto. The Company hereby agrees to furnish to the Securities Exchange Commission, upon its request, a copy of each instrument omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10(gg)    Credit Agreement, dated as of June 30,
          1994, by and among CCC-II, Inc., Citibank
          N.A. as managing agent, and each of the
          banks parties thereto, filed as Exhibit
          10 to the Company's report on Form 8-K
          dated July 25, 1994 and incorporated
          herein by reference. The Company hereby agrees to furnish to the Securities
          Exchange Commission, upon its request, a copy of each instrument omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.
10(hh) Terms Agreement, dated February 27, 1995, between Century Communications Corp. and
          Merrill, Lynch, Pierce, Fenner & Smith
          Incorporated, filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended May 31, 1991 and incorporated herein by reference.

10(ii)    Franchise Agreement, dated as of July 8,
          1994, between Australis and ECT, together with amending letters.

10(jj)    Optus Customer Service Agreement, dated
          as of October 14, 1994, between Optus,
          Australis and Continental Century Pay TV
          Pty Limited, a New South Wales
          corporation ("CCPTV.

10(kk)-   Subscription Television Distribution
          Agreement between CCPTV and Australis,
          together with the amending letter from
          Australis to CCPTV, to be filed by
          amendment.

10(ll)    Infrastructure Utilization Agreement,
          dated as of June 13, 1995, between
          Australis, New World Telecommunications
          Pty Limited, a New South Wales
          corporation, ECT and CCPTV,
          to be filed by amendment.

10(mm)    Advisory and Oversight Agreement, between
          Century Australia Pty Limited, an
          Australian corporation and Century
          Nevada.

10(nn)    Advisory and Technical Services
          Agreement, between ECT and Century
          Nevada.

11        Computation of loss per common share.

21        List of subsidiaries of the Company.

23.1                Consent of Deloitte & Touche,
          LLP.
                                                      Exhibit 3(c)

                Companies (New South Wales) Code

                  A Company Limited by Shares

                       MEMORANDUM OF ASSOCIATION
                                  OF
                 EAST COAST PAY TELEVISION PTY LIMITED
                            ACN 003 546 272

     The  name  of  the  Company  is East  Coast  Pay  Television  Pty
     Limited.

     The Company is established (so far as the laws of any jurisdiction within which it carries on business permit) to carry on, undertake, take part or engage in any transaction, business, act, matter or thing of any kind whatsoever and without any restriction or limitation whatsoever as to the nature or description thereof and shall have all such powers, rights and privileges as a natural person.

     The liability of the members is limited.

     The capital of the Company is One Million Dollars ($1,000,000) divided into One Million (1,000,000) shares of One Dollar ($1.00) each.

4A. A special resolution altering or adding to either the Memorandum or the Articles of Association of the Company does not have any effect unless:

         the resolution is approved at a meeting of members at which all members entitled to vote are present in person or by proxy; and

         the resolution is passed at that meeting by all members of the Company as, being entitled to do so, vote in person or, where proxies are allowed, by proxy, at that meeting.

4.B. Changes to the Articles of Association of any subsidiary may only be made if passed by a special resolution of the Company.

     The full names, addresses and occupations of the subscribers hereto are:

ROBERT RAMSEY GILLESPIE                 CAROL STAVROU
9 Calca Crescent                             19 Banks Street
FORESTVILLE NSW 2087                         MAROUBRA NSW 2035
Manager                                      Secretary


     The subscribers are desirous of being formed into a company in pursuance of this Memorandum and respectively agree to take the number of shares in the capital of the Company set out opposite their respective signatures hereunder.

DATE SUBSCRIBED:    10th day of June 1988.



Signature of Subscribers      Number of                     Witness
                         Shares agreed
                         To be Taken




ROBERT RAMSEY GILLESPIE  One(l)                        DENNISE FOLEY
9   Calca  Crescent                                    4/6 Ellis Street
FORESTVILLE                                            CHATSWOOD
NSW 2087                                               NSW 2067
Manager                                                Secretary

CAROL STAVROU            One (1)                      DENNISE FOLEY
19   Banks  Street                                    4/6   Ellis Street
MAROUBRA                                              CHATSWOOD
NSW 2035                                              NSW 2067
Secretary                                             Secretary

                        CORPORATIONS LAW

      A Company limited by Shares incorporated in New South Wales



                        ARTICLES OF ASSOCIATION



                                  OF


                 EAST COAST PAY TELEVISION PTY LIMITED

                         (A.C.N. 003 546 272)









                         TRESS COCKS & MADDOX
                              Solicitors
                            135 King Street
                           SYDNEY NSW  2000
                             DX 123 SYDNEY
                             Tel: 221-2744

                       MATTER NO.:  PAT 93 4030
                        CORPORATIONS LAW

  A Company limited by Shares incorporated in New South Wales




                        ARTICLES OF ASSOCIATION

                                  OF

                 EAST COAST PAY TELEVISION PTY LIMITED

                         (A.C.N. 003 546 272)



     Interpretation

     In these Articles:

     Act - means the Broadcasting Services Act 1992 (Cth), as amended from time to time;

     Century -   means   Century   Communications   Corp.,   a   Texas
     Corporation, of 50 Locust Avenue, New Canaan, Connecticut, United States of America;

     Century Directors - means those persons appointed by, or at the nomination of, or otherwise acting in accordance with instructions from or under the control of Century in accordance with Article 7(2);

     Foreign Person - has the same meaning as that term has under the Act;

      The Law - means the Corporations Law;

     Prescribed Information - means information as to whether the shares are held beneficially by the holder of the shares and, if not, who has beneficial interests in the shares, whether the holder of the shares or any person who has a beneficial interest in the shares is in a position to exercise control of another licence under the Act (giving particulars of any such position) and any other information which the directors consider is necessary or desirable for determining the eligibility of that person or any other person to hold or continue to hold shares in the company having regard to the provisions of the Act;

     Voting Interest - means the right of a member to exercise a vote at any meeting of the company under these Articles or any law; and

     Winding Up Interest - means the right under these Articles or any law for a member to receive a share in the property of the company that could be distributed among members of the company if property of the company was distributed among members, whether as a result of a winding up or otherwise.

     A gender includes all genders.

     Headings   are   for   convenience  only  and   do   not   affect
     interpretation.

     Application of Table A

     Except   insofar  as  a  contrary  intention  appears  in   these
     Articles, the regulations contained in Table A of Schedule 1 to the Law shall apply to the company.

     Preference Shares

     The directors may, on the application of any person, issue redeemable preference shares to that person on the following terms:

         subject to Article 3(b), the rights of the redeemable preference shares with respect to repayment of capital, participation in surplus assets and profits, entitlements and dividends and voting rights shall be identical with those of ordinary shares;

         on a winding up of the company, the redeemable preference shares shall rank in priority to ordinary shares; and

         the   redeemable  preference  shares  may  be  redeemed,   in
          accordance with the Law, at the option of the company by notice to the relevant holder.

     Registration of Transfers

     In addition to the circumstances referred to in Regulation 21 of Table A, the company may decline to register any transfer of shares where:

         the   registration  of  the  transfer  would  result   in   a
          contravention of or failure to observe the provisions of a law of the Commonwealth or of a state or territory;

         the company has a lien on any of the shares transferred;

         any of the shares transferred are the subject of a call which has been made and is unpaid;

         more than 3 persons are to be registered as joint holders, except in the case of executors or trustees of a deceased shareholder;

         the directors are required to do so to ensure compliance with the Act or the Law; or

         the   directors  are  otherwise  permitted  to  do  so  under
          Article 5.

     If the company refuses to register any transfer of shares, it shall give to the transferee written notice within 5 business days after the transfer was lodged with the company, stating that the company has so refused and the reasons therefor.

     Broadcasting Services Act - Limitation on Ownership

     Unless an expression is defined in these Articles or the contrary intention appears in this Article, an expression has, in a provision of this Article that deals with a matter dealt with by a particular provision of the Act, the same meaning as in that provision in the Act.


         The  Act  imposes a number of conditions and restrictions  on persons holding company interests in a corporation that holds licenses under the Act. Compliance with those conditions and restrictions is essential as a failure to comply may lead to severe penalties including loss of the license held by a licensee.

         In   order   to   protect   the  company's   investments   in
          subsidiaries and other corporations that hold or may hold licenses by ensuring compliance with the provisions of the Act, it is necessary for the company to regulate the holding of shares in the company in the manner set out in this Article.

         This   Article  contains  provisions  consistent   with   the
          requirements of the Act which entitle the directors of the company in certain circumstances to disenfranchise a person's rights and powers in relation to shares registered in a person's name and to order the divestiture of such shares.

         The  company  and its members acknowledge and recognise  that the exercise of the powers given to the company and its directors pursuant to this Article may cause individual members considerable financial disadvantage, but the members and company acknowledge that such a result is necessary to preserve the value of the company's investments in any subsidiary company or other corporation that holds or may hold a license under the Act.

         The   powers   conferred  under  this  Article  are   to   be
          interpreted widely. In exercising the powers under this Article, the directors are entitled to have sole regard to the interests of the company and its subsidiaries and to disregard any loss or disadvantage that may be suffered by individual members affected by the exercise of those powers. Members acknowledge that they have no right of action against the directors or the company for any loss or disadvantage incurred by them as a result, whether directly or indirectly, of the directors exercising the powers pursuant to this Article.

     A person shall not be eligible to hold or continue to hold shares in the company if, because of holding those shares and any other relevant circumstance, that person or some other person would contravene any one or more of the provisions of the Act.


         A  person  seeking  to become the holder  of  shares  in  the company whether by allotment, transfer, transmission or in any other way shall deliver to the company, in addition to a proper instrument of transfer in the case of a person seeking to become a member of the company by transfer, or, in the case of a person seeking to become a member of the company by transmission, evidence of that person's entitlement as required by the transmission clause, a statutory declaration made by that person or in the case of a corporation, by a director or secretary of that corporation, in a form approved by the directors setting out the Prescribed Information.

         Where a person fails to provide a statutory declaration pursuant to the terms of Article 5(4)(a), the directors may refuse to make the allotment or register the transfer or transmission of shares as the case may be.

         The  directors  shall not allot any shares  or  register  any transfer or transmission or acceptance following renunciation of an offer by the company of shares if, in their opinion, the allotment or registration thereof would or might result in a contravention by any person of the provisions of, or any regulation, condition or stipulation under, the Act.

     A person holding shares in the company shall, if required by the company from time to time and at any time, furnish to the company within 28 days of being requested by the company to do so (or within such other period as the directors notify), a statutory declaration made by that person, or, in the case of a corporation by a director or secretary of that corporation, in a form approved by the directors setting out such information which, in the opinion of the directors, is necessary or desirable for the directors to determine the eligibility of that person or corporation to continue to hold shares in the company having regard to the provisions of the Act.


         The company has the right to procure the disposal of shares held by a person in the company to the extent considered necessary by the directors to prevent a contravention or a continuation of a contravention of any of the provisions of the Act. The company has the right to procure the disposal of shares held by a person in the company who refuses or fails to provide a statutory declaration under any of the provisions of this Article 5.

         If   the  directors  reasonably  believe  that  circumstances
          exist which permit the company to procure the disposal of shares pursuant to Article 5(6)(a), the directors may by notice in writing ("Sale Notice") to the holder of the shares specified in the Sale Notice require that those shares be disposed of within 28 days (or such other period as specified in the Sale Notice).

         If a notice under Article 5(6)(b) is not complied with by the holder of the shares within the time limit specified, the directors may appoint a person to execute any documents and implement any procedures as may be required to procure the transfer of the shares on behalf of the holder and to receive and give a good discharge for the purchase price. The net proceeds of any sale under this Article shall be paid to the member who held the shares sold under this Article provided that the member has delivered to the company such documents or information as may be reasonably required by the directors. Upon the name of the purchaser being entered in the register in purported exercise of the powers under this Article, the validity of the sale shall not be challenged by any person.

     The requirement to provide a statutory declaration pursuant to the terms of any paragraph contained in this Article is subject to the discretion of the directors to waive the requirement where the amount of shares to be allotted or shares subject to transfer are considered by the directors to constitute a minor company interest.

     Power to Buy Back Shares

     Subject to the Law, the company may buy ordinary shares in itself. This authorization shall be effective for 3 years from and including the date of adoption of these Articles. If renewed, it will be effective for 3 years from the time of the last renewal, unless the resolution effecting the renewal specifies otherwise. This Article does not affect the company's power to buy any other securities in or issued by the company.

     Number of Directors

     The number of directors shall be 7, or such other number as the directors determine from time to time.

     For so long as the number of Directors is 7, Century may appoint 5 directors. Otherwise, Century may from time to time appoint no less than that number of Directors being the aggregate of one and that number which is two-thirds of the number of directors determined from time to time under Article 7(1) (disregarding fractions). Only Century may remove any director appointed under this Article.

     The Company may from time to time by resolution:

         remove  any  director  from  office  (other  than  a  Century
          Director); or

         appoint an additional director or additional directors, provided that the ratio of Century Directors to other directors required under Article 7(2) is maintained.

     The directors may at any time appoint any person to be a director, either to fill a casual vacancy or as an addition to the existing directors (but only Century may at any time appoint any person to be a Century Director, either to fill a casual vacancy in or as an addition to the existing Century Directors), but so that the total number of directors does not at any time exceed the maximum number determined in accordance with these Articles. Any director so appointed shall hold office only until the end of the next following general meeting and shall be eligible for re-election at that meeting.

     Any director may appoint another director or any other person as his alternate during such period as he thinks fit without the need to obtain the approval of any other director.

     A Century Director may only be appointed or removed by Century delivering written notice to the registered office of the Company without the need for a resolution of the board.

     No Share Qualification

     No share qualification is required of a director.

     Quorum at Meetings

     At a meeting of directors, the number of directors whose presence is necessary to constitute a quorum is such number as is determined by the directors and, unless so determined, is four, of which two must be directors who are not Century Directors and two must be Century Directors. A director shall, notwithstanding any interest on his part, be counted in a quorum.

9A.  Chairman

     Only a Century Director is eligible to act as chairman at meetings of directors.

     Circular Resolutions

     If a document containing a statement to the effect that the signatories to it are in favour of a resolution in the terms set out or otherwise identified in the document has been signed by all the directors (excluding each director, if any, who would not be entitled to vote on that resolution at a meeting of the directors), a resolution in those terms shall be taken to have been passed at a meeting of the directors held on the day on which and at the time at which the document was last signed by a director.

     For the purposes of Article 10(1):

         2   or  more  separate  documents  containing  statements  in
          identical terms each of which is signed by 1 or more directors shall together be taken to constitute 1 document containing a statement in those terms signed by those directors on the respective days on which they signed the separate documents;

         a   reference  to  all  the  directors  does  not  include  a
          reference to an alternate director whose appointor has signed the document, but an alternate director may sign the document in the place of his appointor; and

         a telex, telegram or facsimile message which is received by the company and which is expressed to have been sent for or on behalf of a director or alternate director shall be taken to be signed by that director or alternate director at the time of receipt of the telex, telegram or facsimile message by the company.

     Defects in Appointments

     Notwithstanding that it is afterwards discovered that there was some defect in the appointment of a person to be a director or a member of a committee or to act as a director or that a person so appointed was disqualified, all acts done by any meeting of the directors or of a committee of directors or by any person acting as a director are as valid as if the person had been duly appointed and was qualified to be a director or to be a member of the committee.

     Powers to Declare Dividends and Pay Interest

     Subject to any preferential, special, deferred or other rights with which any shares may be issued or may from time to time be held, the directors may from time to time declare such dividends to be paid to members as appear to the directors to be justified by the profits of the company.

     No dividend shall bear interest against the company.

     Where any shares in the company are issued for the purposes of raising money to defray the expenses of the construction of any works or buildings or the provision of any plant that cannot be made profitable for a long period, the company may, at the discretion of the directors, but subject to the Law, pay interest on so much of that share capital as is for the time being paid up and charge the interest so paid to capital as part of the construction or provision.

     Differential Dividends

     Subject to Article 12(1), every dividend shall, except where the resolution for the payment of the dividend otherwise directs:

         be paid in respect of all shares (if the resolution for the payment of the dividend otherwise directs, it shall be paid in respect of some shares to the exclusion of others);

         be  paid  according to the amounts paid or credited  as  paid on the shares in respect of which it is to be paid (if the resolution for the payment of the dividend otherwise directs, it shall be paid at different rates or in different amounts upon the shares in respect of which it is to be paid); and

         be apportioned and paid proportionately to the amounts paid or credited as paid on the shares in respect of which the dividend is to be paid during any part or parts of the period in respect of which the dividend is paid (unless a share is issued on terms providing that it will rank for dividend as from a particular date, in which case the share shall rank for dividend from that date only).

     An amount paid or credited as paid on a share in advance of a call shall not be taken for the purposes of this Article 13(1) to be paid or credited as paid on the share.

     Subject to Articles 12(1) and 13(1), but otherwise in their absolute discretion, the directors may from time to time resolve that dividends (to be paid by the company in accordance with these Articles) are to be paid out of a particular source or particular sources (namely, profits, the share premium account or otherwise, in each case as permitted under the Law). Where the directors so resolve, they may, in their absolute discretion:

         allow  each or any member of the company to elect from  which specified sources (profits, share premium account or otherwise) that particular member's dividend may be paid by the company; and

         where  such elections are permitted and any member  fails  to make such an election, the directors may, in their absolute discretion, identify the particular source from which dividends will be payable.

     Telephone Meetings of Directors

     The directors may meet by telephone or other electronic means by which all directors purporting to be present at the meeting are able to communicate with all other directors purporting to be present at the meeting and any such meeting shall be taken to be as valid and as effective as if the directors were physically present at the same place and time.

     Proprietary Company Restrictions

     The company is a proprietary company and accordingly:

         it may not have more than 50 members;

         it may not issue any invitation to the public to subscribe for or offer to the public to accept subscriptions for any of its shares or debentures; and

         it  may  not invite the public to deposit money with or offer to the public to accept deposits of money with it for fixed periods or payable at call, whether or not bearing interest.

     Alterations to Table A

     The following regulations contained in Table A of Schedule 1 to the Law are deleted for the purpose of these Articles: 40; 48; 57; 58; 59; 60; 61; 62; 64; 71; 73; 75; 77; 90; 92 and 98.

     Articles of Subsidiaries

     Changes to the Articles of Association of any subsidiary may only be made if passed by a special resolution of the Company.

     Special Resolutions

     A special resolution altering or adding to either the Memorandum or the Articles of Association of the Company does not have any effect unless:

         the resolution is approved at a meeting of members at which all members entitled to vote are present in person or by proxy; and

         the resolution is passed at that meeting by all members of the Company as, being entitled to do so, vote in person or, where proxies are allowed, by proxy, at that meeting.

     General Meetings

     A general meeting may be convened by the directors only upon a decision of a majority of the board.

     Quorum at General Meetings

     At a general meeting, the number of members whose presence is necessary to constitute a quorum is two, of whom one must be Century.

     Only a Century Director or a representative of Century is entitled to preside as chairman at any general meeting.

     Indemnity of Officers

     To the extent permitted by the Corporations Law, the Company indemnifies every person who is or has been an officer of the Company at any time after the adoption of this article against any liability incurred by that person in his or her capacity as an officer of the Company:

         to any other person (other than the Company or a related body corporate) unless the liability arises out of conduct involving a lack of good faith; and

         for costs and expenses:

                     (i) in defending proceedings, whether civil or criminal in which judgment is given in favour of the person or in which the person is acquitted; and

                    (ii) in connection with an application in relation
               to those proceedings, in which the Court grants relief to the person under the Law.

     Insurance of Officers

     The Company may, where the Board considers it appropriate to do so, pay, or agree to pay, a premium in respect of a contract insuring a person who is or has been an officer of the Company against any of the following liabilities incurred by the person as such an officer, namely:

         any   liability   which  does  not  arise  out   of   conduct
          involving:

                     (i) a wilful breach of duty in relation to the Company; or

                      (ii)  without  limiting  sub-paragraph  (a),   a
               contravention of 232(5) or (6) of the Corporation Law.

         any  liability for costs and expenses incurred by the  person in defending proceedings, whether civil or criminal, whatever their outcome, and without the qualifications set out in Article 22(1)(a).

     In  the  case  of a director, any premium paid pursuant  to  this
     Article is paid in addition to remuneration paid to that director by the Company pursuant to these articles.

     Despite anything in these articles, a director is not precluded from voting in respect of any contract or proposed contract of indemnity or insurance, merely because the contract indemnifies or insures or would indemnify or insure the director against a liability incurred by the director as an officer of the Company or of a related body corporate.

     Meaning of "Officer"

     For the purposes of Articles 21 and 22, "officer" means a director, secretary or executive officer.

                                             Exhibit 4(x)

           EAST COAST PAY TELEVISION PTY LIMITED
                    (A.C.N. 003 546 272)

Incorporated in New South Wales, Australia, with Limited Liability

                   DEBENTURE CERTIFICATE

THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO THE CONDITIONS OF ISSUE ENDORSED ON THIS CERTIFICATE.

ASSIGNMENTS OF THESE SECURITIES MUST BE MADE IN ACCORDANCE WITH THE CONDITIONS OF ISSUE.

THIS IS TO CERTIFY THAT CENTURY COMMUNICATIONS CORP IS REGISTERED AS THE HOLDER OF 6,066 DEBENTURES OF FACE VALUE A$3,255.85 EACH, SUBJECT TO THE CONDITIONS OF ISSUE ENDORSED ON THIS CERTIFICATE.

The above debentures ("Debentures") were issued by East Coast Pay Television Pty Limited ("Issuer").

The Debentures were issued for an aggregate subscription price of A$19,750,000 and are held by this Debentureholder subject to and with the benefit of the conditions on this debenture certificate.

For value received, the Issuer acknowledges being indebted to and accordingly promises to pay to the Debentureholder all amounts payable in accordance with the conditions endorsed on this debenture certificate.

EXECUTED by the Issuer.
DATED
ISSUED in New York, United States of America.


SIGNED SEALED AND DELIVERED by        )
MICHAEL EDWARD FITZGERALD as          )
 ..........................................
attorney  for  EAST COAST PAY         )  By executing this  Deed  the attorney
TELEVISION PTY LIMITED under Power    )  states that the attorney has received
of  Attorney dated in the presence of:)  no notice of revocation  of  the
                                         Power of Attorney


 .....................................................
Signature of Witness

 .....................................................
Name of Witness (block letters)

 .....................................................
Address of Witness

 .....................................................
Occupation of Witness

                       DEBENTURE DEED

BETWEEN: CENTURY COMMUNICATIONS CORP, a Texan Corporation of 50 Locust Avenue, New Canaan, Connecticut, United States of America

AND:            EAST COAST PAY TELEVISION PTY LIMITED (A.C.N. 003  546
          272) of Level 7, 80 Clarence Street, Sydney, New South Wales ('East Coast')

WITNESSES:

1. Century Communications Corp. accepts the issue of 6,066 Debentures of A$3,255.85 each in the capital of East Coast, subject to and with the benefit of the attached conditions, in consideration of the transfer to East Coast by Century Communications Corp. of property for an agreed value of A$19,750,000.

2. For value received, East Coast acknowledges being indebted to and accordingly promises to pay to Century Communications Corp. all amounts payable to as a holder of the Debentures in accordance with the attached conditions.

DATED:

SIGNED SEALED AND DELIVERED by     )
                                   )
 ..................................
as  attorney  for CENTURY          ) By executing this  Deed  the attorney
COMMUNICATIONS CORP under Power of ) states that the attorney has received Attorney dated in the presence of:) no notice of revocation of the
                                   ) Power of Attorney.

 .....................................................
Signature of Witness

 .....................................................
Name of Witness (block letters)

 .....................................................
Address of Witness

 .....................................................
Occupation of Witness


SIGNED SEALED AND DELIVERED by        )
MICHAEL EDWARD FITZGERALD as          )
 ..................................
attorney  for  EAST COAST PAY         ) By executing this Deed the attorney
TELEVISION PTY LIMITED under Power    ) states that the attorney has received
of  Attorney dated in the presence of:) no notice of revocation of the
                                      ) Power of Attorney.


 .....................................................
Signature of Witness

 .....................................................
Name of Witness (block letters)

 .....................................................
Address of Witness

 .....................................................
Occupation of Witness
           EAST COAST PAY TELEVISION PTY LIMITED
                    (A.C.N. 003 546 272)

                         DEBENTURE

                    CONDITIONS OF ISSUE

     DEFINITIONS

     The   following  words  have  the  following  meanings  in  these conditions unless the contrary intention appears.

     Associate - means any person who is an associate within the meaning of either the BSA or FATA.

     BSA - means the Broadcasting Services Act 1992 (Cwth).

     Business Day - means a day in which trading banks are open for business in Sydney.

     Certificate - means a certificate evidencing a Debenture in a form determined by the Issuer from time to time.

     Company Interests - has the meaning ascribed to it in the BSA.

     Conditions - means these terms and conditions.

     Conversion Date - means the day on which Conversion of the relevant Debentures is to occur under Clause 8.

     Conversion Factor - means the number as last determined in accordance with Clause 10.

     Conversion Notice - means a notice substantially in the  form  of
     Schedule 1 including the form of statutory declaration attached thereto duly sworn by an Officer of the Debentureholder.

     Debenture - means a debenture issued by the Issuer on conditions substantially similar to these Conditions and evidenced by a Certificate.

     Debenture Face Value - means A$3,255.85 for each Debenture as adjusted in accordance with Clause 12 or such other amount at which Debentures may be issued from time to time under Clause 11.

     Debentureholder - means the registered holder of a Debenture.

     Distribution - means:

          (a) a dividend (which, without limitation, includes an issue of shares in lieu of a cash dividend and credited as fully or partly paid out of profits or reserves); or

          (b) any other distribution (which, without limitation, includes a capital distribution, a cash distribution, a distribution of property or rights or any other benefit whatsoever),

     given or made available to any Shareholder in its capacity as such by the Issuer or any other person and made, paid or credited in respect of any Shares, other than a distribution of a type referred to in Clause 11.

     FATA  means  the  Foreign Acquisitions and Takeovers  Act  1975
     (Cwth).

     Foreign Person means a foreign person within the meaning of the BSA.

     Interest   means  a  payment  of  interest  on   Debenture   to
     Debentureholders made in accordance with Clause 6.

     Issuer means East Coast Pay Television Pty Limited (A.C.N.  003
     546 272).

     Listing Rules means the Official Listing Rules of Australian Stock Exchange Limited.

     Officer has the meaning given to it in the Corporations Law.

     Permitted Holder means a person whose holding of Debentures would not be in breach of and would not cause any person to be in breach of any Statute.

     Register means the register kept in accordance with Clause 3.1.

     Senior  Indebtedness means secured obligations,  unsecured  and
     unsubordinated   obligations  and  unsecured   and   subordinated
     obligations of the Issuer, other than Debentures and Shares.

     Share means an ordinary share in the Issuer.

     Shareholder means the registered holder of a Share.

     Statute means:

          (a)  the BSA;

          (b)  the FATA; and

          (c)  any other applicable law.

     Winding Up means:

          (a)  an order being made that the Issuer should be wound up;

          (b) a liquidator, an official manager or an administrator being appointed in respect of the Issuer;

          (c) a provisional liquidator being appointed in respect of the Issuer and the provisional liquidator being ordered or required to admit all debts to proof or pay all debts capable of being admitted to proof proportionately;

          (d) the Issuer entering into or resolving to enter into a scheme of arrangement, deed of company arrangement or composition or assignment for the benefit of all or any class of its creditors; or

          (e) the Issuer being otherwise wound up or otherwise dissolved or liquidated,

     and a reference to commencement of the Winding Up means the earlier of the happening of any of those events, the presentation of a petition for the commencement of Winding Up of the Issuer or the date of the creditors' or shareholders' meeting at which the relevant resolution for a winding up or approving any scheme, arrangement, composition or assignment was passed.

     INTERPRETATION

     In these Conditions, unless the contrary intention appears:

          a reference to any instrument includes any variation or replacement of that instrument;

          a reference to a statute, ordinance, code or other law includes regulations and other instruments under it and consolidations, amendments, re-enactments or replacements of any of them;

          the singular includes the plural and vice versa;

          the word person includes a firm, a body corporate, unincorporated association or an authority;

          a reference to a person includes a reference to the person's executors, administrators and permitted assigns, substitutes (including, without limitation, persons taking by novation) and permitted assigns; and

          a reference to a currency is to Australian currency.

     In these Conditions:

          where the day on or by which any thing is to be done is not a Business Day, that thing must be done on or by the preceding Business Day;

          no rule of construction applies to the disadvantage of a party because that party was responsible for the preparation of these Conditions or any part of them; and

          headings are inserted for convenience and do not affect the interpretation of these Conditions.

     REGISTRATION AND TRANSFER

     Register

          The Issuer must keep a register in London, England (or other location notified by the Issuer to the Debentureholder) which contains:

               the names and addresses of Debentureholders;

               the particulars of all permitted transfers of the Debentures; and

               the   particular   of   all  permitted   transfers   to
               Debentures.

          Subject to compliance with the Listing Rules, the Register must be maintained in accordance with the articles of association of the Issuer as it references in the articles to Shares were references to Debentures.

     Transfers

          A Debentureholder may transfer all or any of its Debentures if the Debentureholder has lodged with the Issuer a duly signed, stamped and completed transfer in the form of
          Schedule 2 together with:

               the accompanying statutory declaration duly sworn by an Officer of the proposed transferee; and

               the Certificate for the relevant Debentures.

          Where the Issuer receives an instrument of transfer in accordance with Clause 3.2(a), the Issuer:

               may refuse to register or recognise the transfer if the transfer could cause any person to be in breach of any Statute; and

               otherwise must register the named transferee as the holder of the relevant Debentures and re-issue Certificates for the relevant Debentures in the name of that transferee.

          A transferee who is willing and able may, in addition to taking a transfer of a Debenture, exercise the right of conversion in Clause 8.1 on registration of the transfer.

     TITLE

          The Issuer must deliver Certificates to the holders of Debentures when such Debentures are issued.

          Title to Debentures passes when they are registered in the name of the transferee in the Register.

          Except as ordered by a court of competent jurisdiction or as required by law, the Issuer:

               may treat the registered holder of any Debenture as the absolute owner (notwithstanding any notice of ownership or writing on the Debenture or any notice of previous loss or theft or of any trust or any other interest);

               is not required to obtain any proof of ownership and is not required to verify the identity of the registered holder; and

               is not required to recognize or give effect to any legal or equitable interest in any Debenture not entered on the Register notwithstanding that the Issuer may have actual or constructive notice thereof.

     STATUS AS CREDITORS AND SUBORDINATION

     Status

          The Debentures:

               confer rights on the Debentureholders as creditors of the Issuer;

               do not confer on Debentureholders any right to attend or vote at general meetings of the Issuer; and

               confer on Debentureholders a right to be given copies of all documents sent by the Issuer to Shareholders (whether in connection with a general meeting of Shareholders or otherwise).

          Each  Debentureholder by accepting an issue or  transfer  of
          Debentures:

               agrees to be bound by these Conditions;

               acknowledges that it is a creditor of the Issuer and that the Debentures do not confer rights as a member of the Issuer; and

               agrees that all covenants, agreements, undertakings and other rights that, pursuant to this Clause 5, are conferred upon or accrue to or are enforceable  by  the
               holders of Senior Indebtedness may be enforced by the holders of Senior Indebtedness or by their representatives.

          If a payment is received by a Debentureholder when prohibited by this Clause 5, then that payment will be held for the benefit of and will be paid to the holders of Senior Indebtedness on demand.

     Subordination

     The Debentures constitute unsecured and subordinated obligations of the Issuer ranking behind all other present and future obligations of the Issuer (whether secured or unsecured and whether or not subordinated).

     Winding Up

          On   a  Winding  Up  of  the  Issuer,  the  rights  of   the
          Debentureholders against the Issuer in respect of the Debentures are postponed to the claims of all holders of Senior Indebtedness of the Issuer and, accordingly, no amount will be payable to the Debentureholders in respect of the Debentures until the claims of all holders of Senior Indebtedness which have been admitted or are capable of being admitted in a winding up have been satisfied in full.

          Until Senior Indebtedness has been paid in full and all securities therefor have been duly released and discharged, the Debentureholders must not (except with the prior written consent of the holders of Senior Indebtedness) prove or claim in competition with the holders of Senior Indebtedness so as to diminish any distribution, dividend or payment which, but for such proof, the holders of Senior Indebtedness would have been entitled to receive.

          A Debenture does not confer upon a Debentureholder any right to vote at any meeting of creditors of the Issuer or any class of creditors of the Issuer. Each Debentureholder acknowledges and agrees that it will not vote at any meeting of creditors of the Issuer and expressly waives and disclaims any right to do so.

     Senior Indebtedness Rights

          No right of any present or future holder of Senior Indebtedness to enforce subordination under this Clause 5 will at any time or in any way be prejudiced or impaired by any:

               act or failure to act or neglect in acting on the part of the Issuer;

               non-compliance by the Issuer with these Conditions (whether or not any holder of Senior Indebtedness has or is charged with knowledge thereof); or

               act or failure to act or neglect in acting on the part of any holder of Senior Indebtedness which otherwise might have the effect in law or in equity of discharging the subordination.

          Each Debentureholder agrees that:

               no holder of Senior Indebtedness has any duty (whether fiduciary or otherwise) to consider or have regard to the interests of Debentureholders; and

               each holder of Senior Indebtedness is free to act in relation to Senior Indebtedness as it sees fit.

     No Variation or Redemption

     Each Debentureholder agrees with the Issuer that:

          the Conditions of the Debentures cannot be varied without the consent of the holders of Senior Indebtedness and holders of Shares from time to time; and

          except under Clause 7.2, the Debentures cannot be redeemed.

     Declaration

     The Issuer declares that it holds the benefit of Clauses 5.2, 5.3, 5.4 and 5.5 on trust for the holders of Senior Indebtedness from time to time. The declaration in this Clause 5.6 is a declaration of trust and is not intended to create a mortgage, charge or other form of security interest.

     Specialty Debt

     The debt created by these Conditions is and shall be regarded for all purposes as a specialty debt.

     INTEREST

     Amount

          The Issuer must pay interest on the Debentures to the Debentureholders in accordance with Clause 6.1(c), if and only if a Distribution is made to any of the Shareholders.

          The Interest payable on the Debentures must be paid on the same date as the Distribution is made, paid or credited to Shareholders and the entitlement to Interest must be calculated by reference to the same date as that applicable in respect of determining the entitlement to the Distribution to Shareholders.

          Subject to Clause 6.2, the Interest payable to a Debentureholder with respect to the Debentures held by that Debentureholder is equal to the amount calculated as follows:

                A   x     C   x    D
                B         E

          where:

                     A     is  the  number of Shares  into  which  the
               Debentures of that Debentureholder and all other Debentureholders would notionally convert at the time of the relevant Distribution were the Debentures able to be converted into Shares (calculated in the first instance on a one for one basis by reference to the Conversion Factor under Clause 10.1, but subject to that Conversion Factor being adjusted under Clause 10.2);

                     B    is the number of Shares actually on issue at
               the time of the relevant Distribution;

                      C      is   an  amount  equal  to  the  relevant
               Distribution;

                     D     is the face value of the Debentures held by
               that  Debentureholder  at  the  time  of  the  relevant
               Distribution; and

                     E     is  the  total face value  of  all  of  the
               Debentures  on  issue  at  the  time  of  the  relevant
               Distribution.

          Interest paid under this Clause 6.1 is an unsecured debt obligation of the Issuer (whether or not paid out of profits of the Issuer).

     Withholdings

     Any interest calculated under this Clause 6 and paid in respect of a Distribution must be paid in the jurisdiction in which the Register is kept, without deduction or withholding for or on account of taxes, unless such withholding or deduction is required by law.

     REDEMPTION AND SALE

     General

     Subject to this Clause 7, the Debentures will not be redeemed.

     Winding-Up Redemption

          On a Winding-Up, if a Debentureholder requests, the relevant Debentures must be redeemed by the Issuer. The amount payable on redemption will be calculated under Clause
          7.2(b). The amount paid on redemption (if any) will be in full and final satisfaction of the obligation to repay on redemption the paid up amount of the Debenture Face Value and the accrued but unpaid Interest.

          The  amount payable under Clause 7.2(a) on redemption  of  a
          Debenture  will  be  calculated  in  accordance   with   the
          following formula:

               A =      D     x    B
                      (D + S)

          where:

                     A    is the amount (expressed in dollars) payable
               per Debenture;

                    D    is the total number of Debentures on issue;

          S    is the total number of Shares on issue; and

                     B     is the amount (expressed in dollars) of the
               surplus assets of the Issuer after repayment of all Senior Indebtedness.

          Each Debentureholder agrees that, on a Winding-Up, its rights in respect of redemption of its Debentures are rights as a creditor of the Issuer which may be proved in the Winding-Up subject to the provisions of Clause 5 and Clauses 7.2(a) and 7.2(b).

     Issuer Sale

          If at any time a person other than a Permitted Holder holds or acquires (whether directly or indirectly) any legal, equitable or other right to or equity interest in any Debentures, the Issuer may require the sale of the relevant Debentures on giving at least 1 Business Day's notice of the requirement to sell to the Debentureholder.

          If a Debentureholder is required to sell its Debentures under Clause 7.3(a), then:

               the Issuer may procure the sale of the relevant Debentures to a Permitted Holder or to a person who could be subject to the right of conversion in Clause
               8.2 immediately on the Debentures being transferred to that person;

               the Debentureholder by these Conditions irrevocably appoints the Issuer to be its attorney to sell the relevant Debentures (a certificate signed by a director of the Issuer to the effect that this power of attorney has become exercisable is to be conclusive evidence of that fact for all purposes) and, accordingly, the attorney may:

                               (aa) do all such things and may execute
                    all such documents as the attorney considers necessary or expedient to procure the sale of the relevant Debentures; and

                               (bb)  receive and give a good discharge
                    for the purchase price for the Debentures sold;

               the proceeds of sale will be held by the Issuer for the benefit of the relevant Debentureholder subject to a right on the part of the Issuer to deduct all of its costs and expenses in selling the relevant Debentures under this Clause 7.3(b); and

               on the entry of the name of the purchaser of the relevant Debentures in the register of Debentureholders, the exercise or purported exercise by the Issuer of its power of sale under this Clause 7.3 will be conclusive and not capable of challenge by any person.

          The  Issuer  may at any time require any Debentureholder  to notify the Issuer whether or not the Issuer would be entitled to require the sale of that Debentureholder's Debentures under Clause 7.3(a). A Debentureholder receiving such request must give the notice requested within 5 Business Days of receipt of the request. A failure to give the notice within that period will be deemed to entitle the Issuer to require the sale of the relevant Debentures as envisaged in Clause 7.3(a).

     Certificates

       On   redemption  of  Debentures  at  any  time,  the   relevant
Debentureholder must deliver the Certificates for the Debentures to the Issuer for cancellation.

     CONVERSION

     Debentureholder Conversion

     If at any time conversion of the Debentures would not be in breach of Clause 9, then the Debentureholder may, upon giving at least 1 Business Day's notice to the Issuer, convert some or all of its Debentures into fully paid Shares by delivering to the Issuer a duly completed Conversion Notice.

     Issuer Conversion

          If at any time Debentures can be converted into Shares without causing a breach of any Statute, then the Issuer may upon giving at least 1 Business Day's notice to the relevant Debentureholder and with the consent of that Debentureholder convert those Debentures into fully paid Shares.

          The Issuer may at any time require any Debentureholder to notify the Issuer whether or not the Issuer could exercise its conversion right under Clause 8.2(a) without causing a breach of any Statute. The Debentureholder receiving such request must give the notice requested within 5 Business Days of receipt of the request.

     Conversion Mechanics

          On the Conversion Date, the Issuer must in relation to a validly given or required conversion:

               redeem,  for  the paid up amount of the Debenture  Face
               Value,   the  Debentures  represented  by  Certificates
               delivered to the Issuer;

               subject to Clause 8.3(c), issue to the Debentureholder or its nominee the number of fully paid Shares (having the same par value as fully paid ordinary shares then on issue in the Issuer) determined in accordance with the formula:

                    S = N x CF

               where:

                               S    is the number of fully paid Shares
                    to be issued;

                               N     is the number of Debentures being
                    converted; and

                               CF   is the Conversion Factor as at the
                    Conversion Date; and

               on behalf of the Debentureholder, apply the proceeds of redemption as follows:

                              (aa) first, towards the par value of the
                    Shares until those Shares are paid up to the same extent as Shares on issue immediately prior to the Conversion Date; and

                               (bb) second, in full or part payment of
                    the premium payable in respect of those Shares.

          If not previously delivered to the Issuer, on the Conversion Date, the relevant Debentureholder must deliver to the Issuer the Certificates for the Debentures to be converted and notify to whom statements of shareholding are to be sent.

          If on conversion the aggregate number of Shares to which a Debentureholder is entitled includes a fraction of a Share, that fraction must be disregarded and the Debentureholder has no further claim or right to that fraction of a Share.

          Subject to the Issuer's articles of association and any applicable laws or regulation, the Issuer must within 15 Business Days of the relevant Conversion Date dispatch, free of charge, to the person nominated under Clause 8.3(b) a statement of shareholding for the Shares issued on conversion.

          Shares issued under this Clause 8 rank equally and form 1 class with the Shares on issue on the Conversion Date except that no Distribution is payable in respect of such Shares if and to the extent that a corresponding distribution has previously accrued and been paid on or otherwise been taken into account pursuant to these Conditions on or before the Debentures are converted into such Shares.

          If the Issuer's shares on issue on the Conversion Date are listed for official quotation on the Australian Stock Exchange, the Issuer must apply for official quotation on the Australian Stock Exchange Limited of Shares issued under this Clause 8 forthwith after the issue of those Shares.

     COMPLIANCE WITH LAW ON CONVERSION

     Conversion Restrictions

          A Debentureholder must not convert on its or its nominee's behalf any of its Debentures and no such purported conversion has any effect if in doing so it would be in breach of or would cause any person to be in breach of any Statute.

          Each Debentureholder acknowledges that no conversion rights come into being prior to satisfaction of the condition precedent set out in Clause 9.1(a).

     Restrictions on First Holder

     Century Communications Corp. may not convert any Debenture.

     CONVERSION FACTOR

     Initial Entitlement

     Subject to the adjustments provided for in this Clause 10, the Conversion Factor for each Debenture is 1.

     Consolidation and Sub-Division

          Subject to Clause 10.2(b), if at any time prior to the Conversion Date the nominal value of the issued Shares is reconstructed as a result of consolidation or sub-division, then immediately after that consolidation or sub-division, the Conversion Factor must be adjusted in accordance with the following formula:


               CF = VB  x  CFB
                         VA

               where:

                     CF    is the Conversion Factor immediately  after
               the consolidation or sub-division;

                     VB    is the nominal value of a Share before  the
               consolidation or sub-division;

                     VA    is  the nominal value of a Share after  the
               consolidation or sub-division; and

                     CFB   is the Conversion Factor immediately before
               the consolidation or sub-division.

          The Conversion Factor will not be adjusted following a reconstruction in a manner that will result in additional benefits being conferred on Debentureholders which are not conferred on the holders of Shares contrary to the Listing Rules.

     ADDITIONAL ENTITLEMENTS

     Options and Rights

          If an any time prior to the Conversion Date the Issuer grants any options, rights or placements to all Shareholders entitling them to subscribe for or purchase any securities (in this Clause 11.1 called 'Additional Securities'), then as and from the date that the entitlement to the grant of those options, rights or placements is determined, each Debentureholder is entitled to be granted options, rights or placements in the form of or in respect of Debentures at such prices and on such terms and conditions (taking into account the relevant Conversion Factor) as the auditor of the Issuer determines to be as equivalent as practicable to those offered to the Shareholders as offered to those Shareholders and the number of Additional Securities offered to each Debentureholder must be calculated in accordance with the following formula:

               N   =       S    x  (Z x CF)
                     NS

          where:

                     N    is the number of Additional Securities to be
               offered to each Debentureholder;

                     NS   is the total number of Shares on issue as at
               the date the entitlement to the issue of Additional Securities is determined;

                     S    is the total number of Additional Securities
               offered to Shareholders;

                     Z     is  the number of Debentures held  by  that
               Debentureholder immediately before the entitlement to that Additional Security arose; and

                    CF   is the Conversion factor.

          For the purposes of this Clause 11.1, the auditor acts as expert and not as arbitrator and its determination is final and binding upon the Issuer and the Debentureholders.

     Bonus Issue

          If at any time prior to the Conversion Date the Issuer capitalises any amount of profits or reserves and applies that amount in paying up in full the nominal value of any Shares to be issued to any Shareholders, the Issuer must as at the date of issue of the additional Shares, at no cost to the Debentureholder, issue to each Debentureholder the number of additional Debentures, credited as fully paid out of profits or appropriate reserves, calculated in accordance with the following formula:

               N   =       S    x  Z
                     NS

          where:

                     N     is the number of Debentures to be issued to
               each Debentureholder;

                     S     is  the  total number of Shares  issued  to
               Shareholders pursuant to the bonus issue;

                     NS   is the total number of Shares on issue as at
               the date the entitlement to the issue of Shares is determined; and

                     Z     is  the number of Debentures held  by  that
               Debentureholder immediately before the entitlement to that issue of the Shares arose.

          Clause 11.2(a) does not apply to Shares issued in lieu of a cash dividend credited as fully paid out of profits or reserves.

     Rights Issues

     If at any time prior to the Conversion Date the Issuer makes any rights issue offer of Shares to any Shareholders, the Issuer must, as at the date of making the rights issue offer, offer to issue to each Debentureholder, Debentures by way of rights on equivalent price, terms and conditions as apply to the rights issued to those Shareholders and the number of Debentures offered to each Debentureholder must be calculated in accordance with the following formula:

               N   =       S    x  Z
                     NS

          where:

                     N     is the number of Debentures offered to each
               Debentureholder;

                     S     is  the  total number of Shares offered  to
               Shareholders pursuant to the rights issue offer;

                     NS   is the total number of Shares on issue as at
               the date the entitlement to the issue of Shares is determined; and

                     Z     is  the number of Debentures held  by  that
               Debentureholder immediately before the entitlement to that rights issue arose.

     Fractions

     Where the number of Debentures or other securities to which a Debentureholder is entitled under this Clause 11 is a number which includes a fraction of a Debenture or security, that fraction must be disregarded and the Debentureholder has no further claim or right to that fraction of a Debenture or security.

     Re-Investment Plans

     This Clause 11 does not apply to any issue to Shareholders while Shares are quoted on Australian Stock Exchange Limited where the issue is made pursuant to a dividend re-investment plan or a bonus share re-investment plan in lieu of dividends.

     ADJUSTMENT TO DEBENTURE FACE VALUE

     If the Issuer makes a capital distribution whether by way of cash payment or distribution of non-cash assets to a Shareholder, then upon the payment of the relevant Interest in accordance with Clause 8 the Debenture Face Value must be correspondingly reduced.

     PAYMENTS

     All payments to be made by the Issuer in relation to any Debentures will be made:

          after deduction of all withholdings and deductions required by law; and

          by cheque drawn on a bank and mailed at the Debentureholder's risk to the Debentureholder or to the first named of joint holders of such Debenture at its address appearing in the Register, unless the Debentureholder nominates an account with a bank into which such payments are to be made in which case payments will be made by bank transfer of cleared funds into that bank account.

     CALCULATIONS

          Any calculations which are required to be made for the purposes of these Conditions will be made by the auditors of the Issuer for the time being and will, in the absence of manifest error be final, conclusive and binding on the Debentureholders.

          The   Issuer  must  notify  each  Debentureholder   of   any
          adjustments made to the Conversion Factor under Clause 10 within 10 Business Days of the date of the adjustment.

     FURTHER RESTRICTIONS ON FOREIGN PERSON

     Notwithstanding any other provision of these Conditions:

          a Debentureholder who is a Foreign Person must not have Company Interests as envisaged in the BSA of more than 20% in a subscription television broadcasting licence owned or controlled by the Issuer; and

          during any period in which a Debentureholder who is a Foreign Person has Company Interests as envisaged in the BSA of more than 20% in a subscription television broadcasting licence owned or controlled by the Issuer:

               the rights attaching to the Debentures as set out in these Conditions shall be suspended to the extent necessary to avoid such breach; and

               the Debentureholder shall not exercise any suspended rights contained in these Conditions other than to rectify a breach by any person of the BSA.

     REPLACEMENT OF DEBENTURES

          If any Certificate is lost, stolen, mutilated, defaced or destroyed it may be replaced at the registered office of the Issuer upon payment by the claimant of the expenses incurred in connection therewith and on such terms as to evidence, indemnity and security as the Issuer may reasonably require.

          Mutilated or defaced Certificates must be surrendered before replacements will be issued.

     NOTICES

     Any notice by the Issuer regarding the Debentures will be sent to the registered address of the Debentureholders recorded in the Register. Any notices to the Issuer will be sent to the address of the Issuer shown in the Deed to which these Conditions are attached.

     GOVERNING LAW

     The Debentures are governed by and construed in accordance with the laws of England, United Kingdom.

     DUTIES AND TAXES

     The Issuer must bear any stamp duty payable on or in connection with the issue of the Debentures but the Issuer is not responsible for any duties or taxes which may subsequently become payable in connection with the transfer, conversion, redemption or any other dealing with the Debentures.
                         SCHEDULE 1

                     CONVERSION NOTICE


To:     East    Coast    Pay    Television   Pty    Limited    (A.C.N.
003 546 272)(`Company')


[Name of Debentureholder], being the registered holder of Debentures, elects to convert the number of Debentures set out below into shares in East Coast Pay Television Pty Limited (A.C.N. 003 546 272) in accordance with Clause 8 of the conditions of issue of the Debentures (`Conditions'):

1.   Number of Debentures being converted:  [number].

2. Name and address of Shareholders to be entered into the register in respect of the Shares issued: [name and address].

3. Name and address to which statements of shareholdings should be sent: [name and address].

Enclosed with this notice are the Certificates for the Debentures to be converted.

A statutory declaration in the form required by the Conditions duly sworn by an Officer of [name of Debentureholder] is attached.*

Dated:



_____________________________
SIGNED for and on behalf of
the Debentureholder


*Delete as applicable


Note:      Where  assignment is proposed followed by  conversion,  the above conversion notice must be adapted to apply, mutatis mutandis, to the proposed assignee.
                         STATUTORY DECLARATION

                       CONVERSION OF DEBENTURES
                - EAST COAST PAY TELEVISION PTY LIMITED


I, [name] of [address], do solemnly and sincerely declare as follows:

1.   I am [position of officer] of [name of Debentureholder]
     (`Debentureholder').

2. The Debentureholder holds debentures (`Debentures') issued by East Coast Pay Television Pty Limited (A.C.N. 003 546 272)
     (`Company').

3. The Debentureholder wishes to convert certain of the Debentures pursuant to the conditions of issue of the Debentures and the conversion notice to which this declaration is attached
     (`Conversion').

4. Following the Conversion, there will not be a breach by the Debentureholder or the Company or its affiliates of:

          (a)  any provision of the Broadcasting Services Act 1992;

          (b)  any provision of the Foreign Acquisitions and Takeovers
          Act 1975; or

          (c)  any other applicable law.

AND I make this solemn declaration in compliance with all statutory and other requirements of the jurisdiction in which this declaration is made and subject to the penalties provided thereunder for the making of false statements in statutory declarations conscientiously believing the statement contained in this declaration to be true in every particular.

Declared at [place] on [date].


Before me:



____________________________  _____________________________
Witness                                 Signature
                         SCHEDULE 2

                      TRANSFER NOTICE


To:  East Coast Pay Television Pty Limited (A.C.N.
003 546 272)(`Company')


[Name of Seller] (`Seller'), being the registered holder of Debentures, has agreed to sell [number] Debentures to [name of purchaser] (`Purchaser').

The Purchaser agrees with the Company on its own behalf and with the Company as trustee for the holders of Senior Indebtedness (as that term is defined in the Debentures) from time to time, to be bound by the conditions of issue of the Debentures (`Conditions').

The details of the Purchaser to be entered in the Register are as follows: [details].

Enclosed with this notice are the Certificates for the Debentures to be transferred.

A statutory declaration in the form required by the Conditions duly sworn by an Officer of [name of Purchaser] is attached.

Dated:



_____________________________
SIGNED for and on behalf of
the Seller


_____________________________
SIGNED for and on behalf of
the Purchaser
                         STATUTORY DECLARATION

                        TRANSFER OF DEBENTURES
                - EAST COAST PAY TELEVISION PTY LIMITED


I, [name] of [address], do solemnly and sincerely declare as follows:

1.   I am [position of officer] of [name of purchaser] (`Purchaser').

2. The Purchaser wishes to take a transfer of [number] debentures (`Debentures') issued by East Coast Pay Television Pty Limited (A.C.N. 003 546 272) (`Company').

3. [Name of Purchaser] wishes to be registered as the transferee of the Debentures pursuant to the terms and conditions of issue of the Debentures and the transfer notice to which this declaration is attached (`Transfer').

4. Following the Transfer, there will not be a breach by the Purchaser or the Company or its affiliates of:

          (a)  any provision of the Broadcasting Services Act 1992;

          (b)  any provision of the Foreign Acquisitions and Takeovers
          Act 1975; or

          (c)  any other applicable law.

AND I make this solemn declaration in compliance with all statutory and other requirements of the jurisdiction in which this declaration is made and subject to the penalties provided thereunder for the making of false statements in statutory declarations conscientiously believing the statement contained in this declaration to be true in every particular.

Declared at [place] on [date].


Before me:



____________________________  _____________________________
Witness                                 Signature


                                               EXHIBIT 10(a)(7)

                           EMPLOYMENT AGREEMENT

  AGREEMENT made as of this 1st day of January, 1995, by and between CENTURY COMMUNICATIONS CORP., a corporation organized and subsisting under the laws of New Jersey, and whose address for the purposes of this Agreement is 50 Locust Avenue, New Canaan, CT 06840 (the "Company"), and DANIEL E. GOLD, an individual, residing at 229 Orchard Way, PA 19066 ("Employee").

                           W I T N E S S E T H:

 WHEREAS:
      A. Heretofore and from December 2, 1991 to June 30, 1994, Employee was employed by the Company in a managerial capacity in its cable television division;

      B. The Company is desirous of once again employing the Employee, this time as President of its cable television division in charge of its day-to-day operations, subject to the terms and conditions set forth herein, and additionally designating employee a senior vice-president of the Company;

     C. The Employee is willing to be employed in such capacity or such other capacities as may be permitted by this Agreement, and under all of the terms, provisions and conditions set forth herein.


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

 2.  Employment
      2.1 The Company hereby employs Employee and Employee accepts such employment as president of the Company's cable television division. In such capacity, Employee shall supervise and be responsible for the day-to-day domestic (United States, including without limitation, all territories, possessions and commonwealths) cable television division, subject to the direction and control of the chairman of the Company's cable television operations, the chief executive officer and/or the chief operating officer of the Company and the Board of Directors of the Company. At the direction of the chairman of the Company's cable television division, the chief executive officer, chief operating officer and/or the Board of Directors of the Company, Employee shall also serve in such other senior executive and/or administrative capacities with the Company or any subsidiaries, of the Company ("Subsidiaries" or individually a "Subsidiary", as hereafter defined), as such officers, officers and/or Board may determine.

      2.2 Subject to Employee's election as such by the Board of Directors and/or the Board of Directors of one or more Subsidiaries, Employee agrees to act and serve as an officer of the Company and all applicable Subsidiaries and, if duly elected, agrees further to serve and act as a director of the Company and all applicable Subsidiaries. Without limitation of the foregoing, employee agrees to acts as a senior Vice President of the Company. Employee agrees to adhere to all fiduciary duties and responsibilities inherent in any such office and as an officer of the Company and/or of any of the Subsidiaries and, if elected, as a director of the Company and of any Subsidiaries, and to comply with all applicable laws relating to same.

 3.  Place of Employment
     3.1  Employee shall render his services where and as required by
the   Company,  it  being  understood  and  agreed,  however,   that
Employee's base of operations shall be the greater Fairfield County, Connecticut and/or greater New York City areas, and that Employee shall not be required to render his services on a permanent basis
outside  of   one  or more of said areas.  In conformance  with  the
foregoing and not in limitation thereof, Employee agrees to take such trips outside said areas, from time to time, as shall be consistent with or reasonably necessary in connection with his duties.

 4.  Term
      4.1 The term of this Agreement (the "Term") shall be the consecutive period commencing January 23, 1995 and expiring on December 31, 1997. The period from January 23, 1995 to December 31, 1995 shall be deemed to be a full year for the purposes of Section 5 of this Agreement.

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

 5.  Compensation
      5.1   Subject  to prior termination, as compensation  for  all
services rendered and to be rendered by Employee hereunder and the fulfillment by Employee of all of his obligations herein, the Company shall pay Employee upon execution delivery of this Agreement, the sum of $25,000 and additionally a base salary (the "Base Salary") at the rate of $225,000 per year for each year of the Term on such days as the Company normally pays its employees and subject to such withholdings as may be required by law. The Base Salary for each of the second and third years of the Term (the "Applicable Year") shall be increased by the percentage increase in the Consumer Price Index prepared by the United States Labor Department for the United States as a whole, or equivalent measure of increase in the cost of living if such Consumer Price Index is not then being issued (hereafter sometimes referred to as the "Consumer Price Index"), for the last calendar month in such Applicable Year over and above such Consumer Price Index for the last full calendar month of the year immediately preceding the commencement of the Applicable Year.

      5.2 Nothing herein shall prevent or preclude the Board of Directors of the Company or the applicable committee of the Board of Directors, in its sole discretion, and from time to time, from awarding or granting Employee (i) options to acquire shares of stock in the Company or (ii) shares of stock in the Company or (iii) any other incentive or stock related awards in addition to Base Salary. In this regard, it is acknowledged that effective with the execution and delivery of this Agreement, employee has been awarded options to acquire 50,000 shares of the Company's Class A Common Stock under the company's 1994 Stock Option Plan (the "Option Plan") to vest 20% at the end of each year, on a cumulative basis and subject to all of the terms and conditions of the Option Plan and a grant of 15,000 restricted shares under the Company's 1992 Management Equity Incentive Plan (the "Equity Plan") to vest 20% at the end of each year on a cumulative basis and subject to all of the terms and conditions of the Equity Plan.

     5.3 The Company agrees that Employee will receive a cash bonus for each year of the Term that he has fully performed his services as provided for in this Agreement in an amount up to 50% of Employee's Base Salary for such particular year, the precise amount to be determined by the Chairman of the Company's cable television division or by the compensation committee of the Board of the Directors of the Company in his or its discretion, it being understood that in exercising his or its discretion with respect to whether a bonus should be awarded and the amount thereof, the said Chairman or the Compensation Committee may consider among other factors, the contribution of Employee (i) to the growth in revenues, cash flow and subscribers of the Company and those subsidiaries to or for which Employee renders service, (ii) in connection with acquisitions, offering of securities and various financings, and
(iii) to the operations of the Company and its various subsidiaries as an entity; provided further however in the event the goals set forth on Schedule "A" are reached during a particular year of the Term, serious consideration will be given by the Company to the awarding of a cash bonus for such year, subject to the maximum set forth above.

 6.  Reimbursement for Business Expenses
     Fringe Benefits
     6.1 The Company agrees that all reasonable expenses incurred by Employee in the discharge and fulfillment of his duties for the Company, as set forth in Section 2 , will be reimbursed or paid by the Company upon written substantiation therefor signed by Employee, itemizing said expenses and containing all applicable vouchers. Without limitation of the foregoing the Company shall provide Employee with an automobile for use by Employee in the performance of his duties and for the maintenance thereof. The automobile shall be of the type presently being provided to Employee by the Company and shall be no more than three years old.

      6.2 The Company agrees that it will cause Employee to be insured under such group life, medical, major medical and disability insurance that the Company may maintain and keep in force from time to time during the Term for the benefit of all of the Company's employees, subject to the terms, provisions and conditions of such insurance and the agreements with underwriters relating to same. It is understood and agreed that in its discretion the Company from time to time may terminate or modify any or all of such insurance without obligation or liability to Employee.

 7.  Exclusivity
     7.1 During the Term, employee agrees to devote his services and his best energies and abilities, exclusively, to the business and activities of the Company, including any Subsidiaries, and not engage or have an interest in or perform services for any other business or entity of any kind or nature; provided, however, that nothing herein shall prevent Employee from investing in (but not rendering services to) other businesses (other than for charitable organizations, provided same does not interfere with Employee's performance of his duties hereunder) which are not competitive in any manner with the business then being conducted by the Company or any of its Subsidiaries, or in investing in (but not rendering
services  to) other businesses which are competitive in any   manner
with the business then being constructed by the Company, provided in the latter instance, that (i) the shares of such business are listed and traded over either a national securities exchange or in the over-the-counter market, and (ii) Employee's stock interest or potential stock interest (based on grants, options, warrants, or other arrangements or agreements then in existence) in any such business which is so traded (together with any and all interest, actual and potential, of all members of Employee's immediate family) is not a controlling or substantial interest and specifically does not exceed one percent of the issued and outstanding shares or a one percentage interest of or in such business.

 8.  Uniqueness
      8.1 Employee agrees that his services hereunder are special, unique and extraordinary and that in the event of any material breach or attempted material breach of this Agreement by Employee including, without limitation, the provisions of Section 9 and 10, the Company will sustain substantial injury and damage, and Employee hereby consents and agrees that, in the event of breach hereof, the Company shall be entitled to injunctive relief against Employee or any third party to prevent or in respect of any such breach, in addition to such other rights or remedies available to it.
Employee's said consent and agreement shall not survive the expiration date set forth in Section 4.1 (December 31, 1997) except as same relates to any of Employee's obligations pursuant to
Section 9.1 and 10.1 hereof.

 9.  Trade Secrets
      9.1 Employee acknowledges that his employment hereunder will necessarily involve his understanding of and access to certain trade secrets and confidential information pertaining to the businesses and activities of the Company and its Subsidiaries. Accordingly, Employee agrees that during the period of employment and at all times thereafter, he will not disclose to any unauthorized third party any such trade secrets or confidential information and will not (other than in connection with carrying out his duties) for any reason remove or retain without the express consent of the Company any figures or calculations, letters, papers, records or other information of a type likely to be regarded as confidential. The provisions of this Section shall survive the termination, for any reason, of this Agreement or the Employee's employment.

 10. Inventions, Creations
      10.1 All right, title and interest of every kind and nature whatsoever in and to inventions, patents, trademarks, copyrights, films, scripts, ideas, creations, intellectual property and literary, intellectual and other properties furnished to the Company or any of its Subsidiaries and/or used in connection with any of the activities of the Company or any of its Subsidiaries, or with which Employee is connected or associated in connection with the performance of his services, shall as between the parties hereto be, become and remain the sole and exclusive property of the Company or any of its Subsidiaries, as the case may be, for any and all purposes and uses whatsoever, regardless of whether the same were invented, created, written, developed, furnished, produced or disclosed by Employee or by any other party, and Employee shall have no right, title or interest of any kind or nature therein or thereto, or in any results and proceeds therefrom. Employee agrees during and after the term hereof to execute any and all documents which the Company may deem necessary and appropriate to effectuate the provisions of this Section 10.1 and, further, that the provisions of this Section shall survive the termination, for any reason, of this Agreement or Employee's employment.

 11. Death - Permanent Incapacity
     11.1 The death of Employee shall work an immediate termination of this Agreement, in which event no additional Base Salary shall be paid to Employee except that the payments of Base Salary to which Employee would have been entitled to receive were he not deceased and were he fully performing his obligations hereunder, shall continue to be paid to his Estate or legal representatives during the balance of the Term.

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

  Upon termination of this Agreement by reason of such Permanent Incapacity, Employee's Base Salary shall continue to be paid to Employee or his legal representatives during the greater of (i) the balance of the Term and (ii) a period of not less than 12 months.

     11.3 In the event there is a dispute between the parties as to whether or not Employee has suffered a Permanent Incapacity, same shall be determined by an impartial physician located in the City of New York and agreed upon by the parties or, failing agreement within 10 days of a written request therefor by either of the parties to the other, then such physician as may be designated by the then acting President of the New York Academy of Medicine or if he fails or is unable to designate such impartial physician, then one designated by the Chief of Medicine at one of the following hospitals located in New York City and selected by the Company: (i) New York Hospital, (ii) Columbia Presbyterian Hospital, (ii) New York University (or Tisch) Hospital, (iv) Mt. Sinai Hospital, and if no such hospital shall designate such physician, as designated by the American Arbitration Association. The determination of any such physician shall be final and binding upon the parties hereto.

 12. Termination
      12.1 In addition to Termination pursuant to Section 11, Employee's employment hereunder may be terminated for "cause". "Cause" for purposes of this Agreement shall mean the following:

           (i)  alcoholism  or  drug addition  materially  affecting
    Employee's performance, (ii) conviction for a felony involving moral turpitude, (iii) failure to comply within a period of ten business days with a reasonable directive of the chief executive officer, the chief operating officer or the Board of Directors of the Company relating to Employee's duties or Employee's performance and consistent with Employee's position, after written notice that such failure will be deemed to be "cause", to the extent such failure can be curing within such ten business days and if not so curable, fails to commence curing during said ten day period and diligently pursuing the curing of same until cured, (iv) gross neglect or gross misconduct of Employee in carrying out his duties under this Agreement, resulting, in either case, in material economic harm to the Company, unless Employee believed in good faith that such act or nonact was in the best interests of the Company and, (v) misappropriation of corporate assets or corporate opportunity or other act of dishonesty or breach of fiduciary obligation to the Company.

      12.2 In the event the Company terminates this Agreement and Employee's employment other than for "cause", and other than for death or disability, Employee shall be entitled, in addition to whatever other rights and remedies which may be available to him, to the following, subject to the applicable provisions of the Company's 1994 Employee Stock Option Plan the Company's 1992 Management Equity Incentive Plan and other applicable plan: (i) the right to exercise any stock option in full, whether or not fully exercisable, for the remainder of the original term of such option, (ii) the balance of payments of Base Salary, to be paid at the times they would otherwise have become payable to Employee pursuant to the terms of this Agreement, (iii) a cash bonus payable for each remaining year of the term (or fraction of year if termination occurs during a particular year of the term and a bonus has not previously been paid to Employee for such year) in an amount equal to the most recently paid cash bonus paid to Employee. Additionally any restrictions on shares of stock previously issued to Employee shall be deemed inoperative and of no further force and effect.

      12.3 Employee shall be deemed to have been terminated without cause if (i) he is not elected a Senior Vice President of the Company during the term, (ii) his Base Salary is reduced (iii) is relocated in violation of Section 3.1 or (iv) there has been a material diminution in the Employee's duties or the assignment to Employee of duties which are materially inconsistent with his duties or which materially impair the Employee's ability to function as a Senior Vice President.

 13. Vacation
      13.1 Employee shall be entitled to a vacation of four weeks duration in the aggregate during each year of the Term at times reasonably agreeable to both Employee and the Company, it being understood that any portion of such vacation not taken in such year shall not be available to be taken during any other year.

 14. Insurance
      14.1 In addition to insurance referenced in Section 6.2, Employee agrees that the Company or any Subsidiary may apply for and secure and/or own and/or be the beneficiary of insurance on the Employee's life or disability insurance (in each instance, in amounts determined by the Company), and Employee agrees to cooperate fully in the applying and securing of same, including the submission to various physical and other examinations and the answering of questions and furnishing of information as may be required by various insurance carriers. However, nothing contained herein shall require the Company to obtain any such life or disability insurance.

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

      15.2 This Agreement is being delivered in the State of Connecticut and shall be construed and enforced in accordance with the laws of such State applicable to contracts made and fully to be performed therein, and without any reference to any rules of conflicts of laws.

      15.3 Except as may herein otherwise be provided, all notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered personally or if mailed, first class postage prepaid, registered or certified mail, return receipt requested, or if sent by telecopier or overnight express delivery service, (a) to Employee at his address set forth on the facing page hereof or at such other address as Employee may have notified the Company, sent by registered or certified mail, return receipt requested, or by telecopier or overnight express delivery service, or (b) if to the Company, at its address set forth on the facing page hereof, attention: Office of the President, or at such other address as the Company may have notified Employee in writing sent by registered or certified mail, return receipt requested or by telecopier or overnight express delivery service, and with a copy to Leavy, Rosensweig & Hyman, 11 East 44th Street, New York, NY 10017 10036 (Attention: David Z. Rosensweig, Esqs.). Notice shall be deemed given (i) upon personal delivery, or (ii) on the second business day immediately succeeding the posting of same, prepaid, in the U.S. mail, (iii) on the date sent by telecopy if the addressee has compatible receiving equipment and provided the transmittal is made on a business day during the hours of 9:00 A.M. to 6:00 P.M. of the receiving party and if sent on other times, on the immediately succeeding business day, or (iv) on the first business day immediately succeeding delivery to the express overnight carrier for the next business day delivery.

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

                         CENTURY COMMUNICATIONS CORP.


                         By:/s/ Bernard P. Gallagher
                                Its President


                         /s/ Daniel E. Gold
                             Daniel E. Gold

                                                          Exhibit 10(ii)


                      FRANCHISE AGREEMENT


THIS AGREEMENT is made on the           day of         1994

BETWEEN: AUSTRALIS MEDIA LIMITED (A.C.N. 059 741 178) of 100 Bulwara Road, Pyrmont, NSW 2007 (fax number: (02) 325 7322) (the `Franchisor')

AND:            EAST COAST PAY TELEVISION PTY LIMITED (A.C.N. 003  546
          272) of 7th Floor, 80 Clarence Street, Sydney, NSW 2000 (fax number: (02) 290 3322) (the `Franchisee')

INTRODUCTION

A.   The  Australis  Group carries on or will carry  on  the  business
     within   Australia  of  Transmitting  the  Franchisor's  Services
     containing the Programs using the Delivery Systems.

B. The Franchisor has agreed to grant to the Franchisee and the Franchisee has agreed to accept from the Franchisor an exclusive licence and franchise, during the Term and in the Regions, to permit and require the Franchisee to use the Equipment, the Franchisor's Subscriber Management System, the Franchisor's Proprietary Rights, the Franchisor's Delivery System, the
     Franchisor's Services and the Programs in the conduct of the Business on the terms of this Agreement.

NOW IT IS AGREED as follows:

      DEFINITIONS

     In this Agreement, unless the context shall otherwise require:

     `Accounting Period' means each calendar month;

     `ACDC' means the Australian Commercial Disputes Centre limited or other body then carrying on the functions of that company;

     `Act' includes any statute and the listing rules of any stock market of any securities exchange;

     `Advertising' means marketing, advertising and promotion of the Franchisor's Services as envisaged in Clause 16.1;

     `Additional Fixed Fee' means an additional fixed fee calculated on a per Subscriber basis, equal to the actual cost of operating the Franchisor's Subscriber Management System plus 10% up to a maximum additional fixed fee of $4.00 per Subscriber and provided further that the maximum additional fixed fee is increased for the financial year commencing 1 July 1995 and for each subsequent financial year by the percentage increase in the Consumer Price Index (All Groups - Sydney) between that published in respect of the period immediately prior to the commencement of the previous financial year and that published in respect of the period immediately prior to the expiry of the previous financial year;

     `Agreed Costs' means all amounts paid by the Franchisee:

          as direct leasing or rental Costs for the Equipment supplied to Subscribers (where that Equipment is leased or rented by the Franchisee);

          as depreciation (at the lower of 30% per annum and the highest rate from time to time permitted for such depreciation under the Income Tax Assessment Act 1936) of direct purchase costs for the Equipment supplied to Subscribers (where that Equipment is purchased by the Franchisee); and

          any Taxes (but not more than the amounts recovered from Subscribers in respect of Taxes);

     `Australis' means Australis Media Limited (A.C.N. 059 741 178);

     `Australis Group' means the Franchisor and each of its Controlled Entities from time to time;

     `Bank   Account'  means  the  bank  account  designated  by   the
     Franchisee from time to time for the purposes of this Agreement;

     `Benefits' means all discounts, rebates, benefits, subsidies, incentives or returns;

     `BSA' means the Broadcasting Services Act 1992;

     `Budget' means the plan and budget provided as envisaged in Clause 6.5;

     `Business' means the Franchisee's business of providing to subscribers any Services;

     `Business Day' means a day when trading banks are open for business in Sydney;

     `Business Names' means the business names used from time to time by the Australis Group which are specified as Business Names by the Franchisor;

     `CAST Code' means the Code of Conduct established from time to time by the Confederation of Australian Subscription Television;

     `Commencement Date', in relation to each Region, means thc earlier of:

          (a) 31 December 1995 or such later date as is 12 months after commencement by the Franchisor of Transmission in Australia of not less than 8 English language subscription television broadcasting services; and

          (b) the date on which occurs the last of each of the following in relation to that Region:

                    (i) not less than 8 English language subscription television broadcasting services (being Franchisor's Services) are made available by the Franchisor to the Franchisee as envisaged in Clause 14.1(a);

                     (ii) means of supply as envisaged in Clause 8  of
               the Equipment is made available to the Franchisee, in sufficient quantities to permit commencement of the Business in that Region; and

                     (iii) the date 6 months after not less than 8 new MDS Licences covering more than 50% of the number of occupied private dwellings within that Region are issued;

     `Committee' means the technical and services committee to be established as envisaged in Clause 11A;

     `Compliance   Notes'  means  guidance  notes,   instructions   or
     directions prescribed or specified as envisaged in Clause 13.1;

     `Confidential Information' means any information concerning, relating to or used in connection with any Services, any Equipment, any Subscriber Management System, any Delivery System, the Programs, the Software, the business of the Franchisor or the Business including information of every kind concerning or relating to customers, suppliers, business transactions, business methods, accounting and marketing techniques, Transmission of any Services, technical matters, technology, records, forms, charges, financial affairs, trade secrets and know-how, other than information which is in the public domain;

     `Controlled Entities' means controlled entities and associated or related companies under the Corporations Law and affiliates;

     `Costs' means when incurred by a party, the actual costs incurred by that party less the value of all Benefits provided to, received or derived by that party in connection with the act, matter or thing in respect of which those costs are incurred;

     `Delivery System' means any facilities, systems or technology now existing or developed after the date of this Agreement for the Transmission of any Services including satellite, MDS, co-axial cable or fibre optic systems and including any facilities for originating, compressing, encrypting, Transmitting or repeating Transmissions;

     `derived' has the meaning given to it for the purposes of the Income Tax Assessment Act 1936;

     `ECT Group' means the Franchisee and each of its Controlled Entities from time to time;

     `Equipment' means the subscriber reception equipment specified from time to time by the Franchisor, including any replacement subscriber reception equipment specified as being reasonably required due to changes in available technology;

     `Force Majeure' means a circumstance beyond the reasonable control of a party which occurs without the fault or negligence of the party affected and includes civil disturbance or commotion, strikes, acts of God, war, blockade, revolution, riot, earthquake, flood, storm, tempest, other natural calamities, technology or equipment failure or malfunction, prolonged atmospheric interference with Transmission, non-performance of any obligation by any third party and legal or governmental enactment, order, requirement or regulation;

     `Franchisee Approvals' means any licences, registrations, approvals or other requirements necessary or desirable (including from any governmental agency or under any Act) in order to enable the Franchisee to act as a licensee and franchisee of the Franchisor, to use any relevant Delivery System, to provide the Franchisor's Services to Subscribers and to carry on the Business, during the Term and in the Regions;

     `Franchisee Information' means any Confidential Information created by or for and belonging to the Franchisee including any information provided to the Franchisor by the Franchisee pursuant to Clause 6 and including all information relating to any Subscriber;

     `Franchisee Report' means the monthly report envisaged in  Clause
     6.2;

     `Franchisor Approvals' means any licences, registrations, approvals or other requirements necessary or desirable (including from any governmental agency or under any Act) in order to enable the Franchisor to use the Franchisor's Delivery System and to provide the Franchisor s Services and the Programs, during the Term and in the Regions;

     `Franchisor's Delivery System' means any Delivery System owned by, licenced to or used by the Australis Group at any time during the Tenn for the Transmission of the Franchisor's Services for access in the Regions;

     `Franchisor's Proprietary Rights' includes:

          (a)  the Trade Marks;

          (b)   Confidential  Information other  than  the  Franchisee
          Information;

          (c)  the Business Names;

          (d) copyright and other industrial and intellectual property rights in all materials (including marketing materials) supplied by the Franchisor to the Franchisee for or in connection with the Business;

          (e)  the Compliance Notes; and

          (f) subject to this Agreement, any and all other rights, titles or interests owned by, licenced to or used by the
          Australis Group in respect of the Equipment, the Franchisor's Subscriber Management System, the Franchisor's Delivery System, the Software, the Program Guide, the Franchisor's Services and the Programs;

     `Franchisor's Services' means, subject to Clause 3.10, the Services to be Transmitted by or through the Australis Group during the Term as specified in Schedule Two, together with any additional Services which are specified as Franchisor's Services by the Franchisor from time to time;

     `Franchisor's Subscriber Management System' means any Subscriber Management System owned by, licenced to or used by the Australis Group for or in connection with the Franchisor's Services in respect of past, present and prospective subscribers;

     `Further Term' means any further term for this Agreement as envisaged in Clause 24;

     `governmental agency' includes all governments and municipal councils, together with all governmental, quasi-governmental, council or regulatory ministries, departments, bodies, agencies, instrumentalities, enterprises and authorities, including the Australian Broadcasting Authority, the Trade Practices Commission and the Australian Stock Exchange Limited;

     `Group Promotion Service' means the marketing, advertising and promotion service envisaged in Clause 17.1;

     `Gross Revenues' means all amounts derived by the Franchisee as Subscription Fees;

     `Heads of Agreement' means:

          (a) the Heads of Agreement between Capacity Pty Limited (now named Australis Media Holdings Pty Limited) and the Franchisee (formerly named Suldama Pty Limited) dated 9 January 1993;

          (b) the Heads of Agreement between thc Franchisee and Capacity Pty Limited dated 9 April 1993; and

          (c) the Heads of Agreement between Capacity Pty Limited and Bropeta Pty Limited dated 9 January 1993, assigned to the Franchisee on 27 October 1993 with the consent of Capacity Pty Limited;

     `Initial Period' means, in relation to each Region, the period of 2 years from the Commencement Date in respect of that Region;

     `Insurances' means the necessary and prudent insurances envisaged in Clause 20.1(a);

     `MDS' means microwave multipoint distribution systems regulated under the Radcom Act;

     `MDS   Licences'  means  licences  for  the  operation   of   MDS
     Transmitters issued by the Spectrum Management Agency under the Radcom Act;

     `Minimum Subscriber Level' means, in relation to each Region, the number from time to time equal to the percentage specified in Schedule Three of occupied private dwellings within the Region to which the Franchisor's Services can be provided by use of satellite, MDS or any other existing means of delivery available to the Franchisee without any material technical impairment;

     `Net Revenues', in an Accounting Period, means Gross Revenues less Agreed Costs;

     `Nominated Customers' means up to 10 persons nominated from  time
     to   time  by  the  Franchisee  in  each  Region,  to  which  the
     Franchisor's Services may be provided free of charge;

     `Option Agreement' means the Option Agreement of the same date as this Agreement under which the Franchisee grants to the
     Franchisor the right to subscribe for Securities in the Franchisee representing up to 10% of the economic interest of the Franchisee;

     `Other Agreed Fees' means the following costs:

          (a) where an amount is incurred or derived by the Australis Group as a direct Cost arising out of or in connection with the Transmission of the Franchisor's Services or the provision of any other related services to Subscribers, the Cost for the Australis Group servicing thc Subscribers over and above the cost for the Australis Group servicing all subscribers (excluding the Subscribers) as calculated in accordance with generally accepted Australian accounting principles (for example: bank and government fees and charges, postage and stationery costs, telephone subsidies given to subscribers calling any customer support or customer service centres operated by the Australis Group throughout Australia, telephone charges incurred in the performance of customer support, customer service and related activities (including customer retention activities), locked bag costs, direct debit, credit card and other collection charges, cheque dishonour fees and so on);

          (b)  the Additional Fixed Fee; and

          (c) any other amount incurred or derived by the Australis Group which is notified in advance by the Franchisor to the Franchisee and in respect of which the prior written consent of the Franchisee which shall not be unreasonably withheld has been obtained (provided that if the Franchisee does not give its consent in respect of the expenditure of any such amount the Franchisor shall be relieved of its obligations under this Agreement to make such expenditure);

     `Preferred Customers' means the persons nominated by the Franchisee in each Region with the prior written consent of the Franchisor which shall not be unreasonably withheld, to which the Franchisor's Services may be provided at a discount to the Recommended Subscription Fee as prescribed by the Franchisor;

     `Program Fees' means, in Clause 7.1, in respect of all Costs (including any residuals and delivery costs) incurred in respect of any Accounting Period by the Australis Group pursuant to agreements negotiated at arms' length in respect of the licence to the Australis Group of the rights to supply the Programs in Australia by means of the Franchisor's Delivery System to subscribers, the proportion that the number of Subscribers bears to the total number of subscribers (including the Subscribers) to the Franchisor's Services throughout Australia (regardless of whether such Franchisor Services are offered as part of a package of Franchisor Services or are offered alone to subscribers), calculated at the end of that Accounting Period and calculated on a Service by Service basis;

     `Program Guide' means the program guide envisaged in Clause 16.6;

     `Programs' means the programming, programs and content included in the Franchisor's Services including cinematograph films and sound recordings;

     `Radcom Act' means the Radiocommunications Act 1992;

     `Recommended Subscription Fee' means the amount recommended by the Franchisor to be charged in each Region by the Franchisee to Subscribers in respect of the reception of thc Franchisor's Services and the lease or rental of any Equipment;

     `Region' means each of the areas described in Schedule One and depicted in the plans attached as Exhibits 1;

     `Securities' has the meaning given to it in the Corporations Law;

     `Services' means:

          (a)  broadcasting services;

          (b)  services providing data or text;

          (c)  services providing telecommunications;

          (d) services that make programs available on demand on a point-to-point basis including a dial-up service;

          (e) services providing the Programs (other than the services referred to in (a), (d), (f), (g) and (h));

          (f)  interactive services;

          (g)  pay-per-view services; and

          (h) any other services or programming made available by the Franchisor or the Franchisee to any subscribers on any Delivery System (not otherwise referred to in (a) to (g) above);

     `Service Fee' means the monthly fee envisaged in Clause 7.1;

     `Software' means the computer software designated by the Franchisor as the software for the Franchisor's Subscriber Management System, together with any materials, manuals, operating releases or other associated or additional information;

     `Specifications' means the full specifications for the Subscriber Management System envisaged in Clause 11.1;

     `Specified Period' means the period of 2 years after the end of the Term;

     `Subscriber' means a person who enters into a Subscriber Contract with the Franchisee, for the supply of the Franchisor's Services;

     `Subscriber Contract' means the contract between the Franchisee and each subscriber for the provision of any Services by the Franchisee in the form prescribed by the Franchisor for use by the Franchisor and franchisees generally;

     `Subscriber Management System' means the procedures and systems (including any Confidential Information and any Software) for the management, administration and servicing of subscribers to any Services, including procedures or systems for:

          (a)    responding  to  enquiries  from  past,  present   and
          prospective subscribers;

          (b)  taking orders from present and prospective subscribers;

          (c) arranging and scheduling installations of Equipment for prospective subscriber and removals of Equipment from past subscribers;

          (d)    entering,   retaining,  analysing,   retrieving   and
          reporting on all data concerning subscribers;

          (e)  recording details of Subscriber Contracts;

          (d) invoicing subscribers for Subscription Fees and all other amounts payable by subscribers for or in connection with any Services;

          (e) collecting Subscription Fees and all other amounts payable by subscribers for or in connection with any Services;

          (f)  authorising the installation of Equipment;

          (g) depositing Subscription Fees and all other amounts payable by subscribers for or in connection with any Services into the Bank Account;

          (h) informing the Franchisee of all services or assistance reasonably requested by subscribers, including in relation to:

                       (i)    maintenance,   repair,   servicing   and
               replacement of Equipment;

                    (ii) enquiries concerning Programs or Services;

                    (iii)     complaints;

          (i) coding all subscribers in Regions as customers of the Franchisee;

          (j) collating information to be contained in Franchisee Reports and all management information reports in the same manner and form as produced in relation to the Franchisor's other subscribers;

          (k) encrypting or otherwise restricting access to any Services; and

          (l) providing to the Franchisee particulars of all matters referred to in Clause 6.2 insofar as they relate to the Subscribers, cross-referenced to a subscriber identification number and a Subscriber Contract number;

     `Subscription Fees' means all amounts payable by Subscribers pursuant to Subscriber Contracts in respect of the reception of the Franchisor's Services and the lease or rental of any Equipment;

     `Taxes' means any sales taxes, goods or services taxes or other charges, imposts, expenses or duties which, pursuant to any Act are levied by any governmental agency on Subscribers or the Franchisee in respect of the provision, delivery or receipt of the Franchisor's Services and which are charged directly by the Franchisee to Subscribers;

     `Term' means, in relation to each Region, the period commencing on the date of this Agreement and ending 10 years after the Commencement Date and includes the Further Term if granted pursuant to Clause 24;

     `Trade Marks' means the trade marks, service marks, logos and designs used from time to time by the Australis Group in connection with the Franchisor's Services which are specified as Trade Marks by the Franchisor;

     `Training Program' means the training program to be provided by the Franchisor as envisaged in Clause 10;

     `Transmission'   includes   provision,  delivery,   broadcasting,
     diffusion, reproduction, supply and performance;

     `Valuers' means either:

          (a) 2 duly qualified independent persons nominated as envisaged in Clause 25.8(a); or

          (b) 3 duly qualified independent persons being the 2 persons referred to in sub-paragraph (a) above and a third person nominated as envisaged in Clause 25.9(a);

     as the case may be; and

     Words defined in the BSA or in the Copyright Act 1968 shall have the same meaning in this Agreement.

     In this Agreement, unless the context shall otherwise require:

          words importing the singular shall include the plural and vice versa;

          all sums are payable in Australian dollars;

          Clause headings shall be disregarded;

          all warranties shall, during the Term, have the force and effect of conditions;

          all warranties, representations and undertakings survive completion of this Agreement;

          the  word  'person' means and includes a natural  person,  a
          company,  a  governmental  agency  or  other  authority   or
          association (incorporated or unincorporated);

          references to any party to this Agreement or any other document or agreement shall include its successors or permitted substitutes or assigns;

          references to any document or agreement (including this Agreement) include references to such document or agreement as amended, novated, supplemented or replaced from time to time;

          except where followed directly by the word `only', the terms `includes' or `including' will mean `includes, but is not limited to' and `including, but not limited to' respectively, it being the intention of the parties that any enumeration after those words is illustrative and not exhaustive;

          references to Clauses, Annexures, Exhibits and Schedules are
          references  to  Clauses  of  and  annexures,  exhibits   and
          schedules to this Agreement;

          references to any legislation or to any section or provision of any legislation include any statutory modification or reenactment or any substituted statutory provision and all ordinances, by-laws, regulations and other statutory documents issued thereunder;

          no rule of construction applies to the disadvantage of a party because that party was responsible for the preparation of this Agreement or any part of it;

          a reference to conduct includes any omission, statement or undertaking, whether or not in writing; and

          if a word is given a certain meaning or interpretation, words derived from it or from which it is derived will be given a corresponding meaning.

     Any reference in this Agreement to a calculation or payment being made in respect of a particular number of subscribers (including Subscribers) from time to time shall be made by reference to the number of relevant subscribers as at the end of the applicable Accounting Period.

     CAPACITY OF FRANCHISOR AND FRANCHISEE

     The Franchisor agrees to procure that each of the persons or companies in the Australis Group which from time to time has rights in relation to the Equipment, the Franchisor's Subscriber Management System, the Franchisor's Proprietary Rights, the Software, the Programs, the Franchisor's Services or the Franchisor's Delivery System will make those rights available to the Franchisor or will otherwise conduct itself so as to enable the Franchisor to perform and observe its obligations under this Agreement in accordance with its terms and as if each of the companies in the Australis Group were bound by the Agreement as Franchisor.

     The Franchisee agrees to procure that each of the persons or companies in the ECT Group which from time to time has rights in relation to the Equipment, any Subscriber Management System, the Software, the Programs, any Services, any Delivery System or any other matter relevant to this Agreement will make those rights available to the Franchisee or will otherwise conduct itself so as to enable the Franchisee to perform and observe its obligations under this Agreement in accordance with its terms and as if each of the companies in the ECT Group were bound by the Agreement as Franchisee.

     APPOINTMENT OF FRANCHISEE

     The Franchisor grants to the Franchisee and the Franchisee accepts from the Franchisor, in respect of each Region during the Term, subject to and on the terms of this Agreement:

          a sole and exclusive licence and franchise:

               to supply or offer to supply the Franchisor's Services and the Equipment; and

               to Transmit the Franchisor's Services and the Programs;
               and

          an exclusive licence and franchise;

               to use the Franchisor's Proprietary Rights;

               to  access  and use the Franchisor's Delivery  Systems;
               and

               to   access   and   use  the  Franchisor's   Subscriber
               Management System including the Software.

     Further to Clause 3.1, the Franchisor agrees with the Franchisee that the Franchisor shall, in each Region throughout the Term, procure or make available to the Franchisee, on the terms of this
     Agreement:

          the Franchisor's Services in the manner as envisaged in Clause 14;

          the Programs incorporated into the Franchisor's Services;

          access to means of supply of the Equipment requested by the Franchisee as envisaged in Clause 8;

          access to and use of the Franchisor's Delivery System only for the delivery of Franchisor's Services to Subscribers and as envisaged in Clauses 5 and 14;

          access to and use of the Franchisor's Subscriber Management System only for the delivery of Franchisor's Services to Subscribers;

          access to the Training Program as envisaged in Clause 10;

          a copy of all marketing, advertising and promotion materials produced or arranged by the Franchisor as envisaged in Clause 16 and 17;

          a Program Guide relating to the Programs available on the Franchisor's Services as envisaged in Clause 16.6;

          at the discretion of the Franchisor, a copy of all material information (including Confidential Information) owned by the Franchisor or otherwise in its possession and not liable to confidentiality obligations to any other person reasonably requested by the Franchisee to enable the Franchisee to perform its obligations under this Agreement or to carry on the Business insofar as it relates to the Franchisor's Services; and

          at   the   discretion  of  the  Franchisor,  all  assistance
          reasonably requested by the Franchisee in connection with the supply of the Franchisor's Services to Subscribers;

     Provided that the Franchisee shall reimburse to the Franchisor any Costs incurred by the Franchisor in providing the things referred to in subparagraphs (h), (i) or (j) of Clause 3.2.

     Subject to the terms of this Agreement and except to the extent any claim, loss or damage is caused by or in connection with any act, omission or breach by the Franchisor, the Franchisee agrees to indemnify and hold harmless the Australis Group against and from any and all claims, losses and damages (including legal fees on a solicitor and own client basis) arising out of or in connection with the conduct of the Business by the Franchisee.

     The Franchisor agrees that it shall not, except as envisaged in Clauses 3.7, 3.8, 3.9, 3.10 or 14, Transmit or grant or permit to be granted to third parties any licence or right to Transmit in any manner or by any means whatsoever the Programs or the Franchisor's Services or any Services, during the Term and in the Regions, and the Franchisor agrees:

          except as envisaged in Clauses 3.9 or 3.10, not to procure any Subscribers within any Region;

          not to denigrate or discriminate against (other than in exercise of its rights under this Agreement) in any manner whatsoever the Business or the Franchisee (but for the purposes of this Clause it shall not be regarded as discrimination if the Franchisor contracts any other franchise on terms different to this Agreement including in relation to the Service Fee); and

          not to bid for, acquire or seek to acquire MDS Licences in any Region at any official public auction or other allocation instigated or run by any governmental agency, without the prior written consent of the Franchisee or shall not in competition (such competition to be bona fide) to the Franchisee acquire or hold any direct or indirect voting or economic interest in or otherwise have any board or management control of holders of MDS Licences in any Region without prior notice to the Franchisee.

     The Franchisee acknowledges that the Australis Group may not from time to time have exclusive rights to Transmit the Programs, during the Term and in the Regions, but the Franchisor shall procure that the Australis Group uses its best endeavours to acquire such exclusive rights.

     If, in accordance with the terms of this Agreement and subject thereto, any person other than the Australis Group Transmits the Programs or the Franchisor's Services in the Regions during the Term (whether or not such Transmissions are received by any person), such Transmissions shall not be a breach by the Franchisor of this Agreement nor give rise to any obligation on the Franchisor to pay to the Franchisee any amount in respect of any subscriptions paid for such Transmissions provided that the Franchisor is not in breach of Clause 3.4.

     Subject to Clause 3.12A, if, at any time during the Term, the Australis Group intends to commence any Service (not being a Franchisor's Service) which may be Transmitted in any Region, the Franchisor shall give notice of that intention to the Franchisee. The Franchisor and the Franchisee shall then attempt to negotiate in good faith a basis on which the Franchisee would acquire the sole and exclusive licence and franchise for that Service, during the Term and in each relevant Region. If agreement cannot be reached between the parties with respect to those matters within 60 days of first notice to the Franchisee, the Franchisor may specify in an offer terms on which it would be prepared to grant to the Franchisee the sole and exclusive licence and franchise for that Service, during the Term and in each relevant Region. The Franchisee may accept that offer at any time within a further 60 days. If the Franchisee does not accept that offer, the Franchisor shall be free to supply that Service in each relevant Region to any other person or by itself on terms no more favourable than those offered to the Franchisee. In those circumstances, the Franchisor will be entitled to Transmit that Service to Subscribers for reception using the Equipment supplied to those Subscribers as envisaged in this Agreement at no cost to the Franchisor. If the Franchisee has the right to Transmit a Service in any Region pursuant to this Clause, the Franchisee shall, within 15 months from the date of expiry of the period in which the offer referred to in this Clause could have been accepted, either:

          commence  the  provision of that Service to its Subscribers;
          or

          subject to the Franchisor's prior written consent, enter into a sublicence agreement with a third party for the provision of that Service in the Regions.

     Subject to Clause 3.12A and to Clause 3.7(b) above, this Clause shall not limit in any way the right of the Australis Group to commence and operate as a principal and not through a franchise any Service in Australia, other than in any Region.

     If, at any time during the Term, the ECT Group intends to commence a Service as envisaged in Clause 5.2(x), which may be Transmitted outside the Regions, the Franchisee shall give notice of that intention to the Franchisor. The Franchisor and the Franchisee shall then attempt to negotiate in good faith a basis on which the Franchisor may acquire the sole and exclusive licence for that Service during the Term outside the Regions throughout Australia. If agreement cannot be reached between the parties with respect to those matters within 60 days of first notice to the Franchisor, the Franchisee may specify in an offer terms on which it would be prepared to grant to the Franchisor the right to acquire the sole and exclusive licence for that Service during the Term outside the Regions throughout Australia. The Franchisor may accept that offer at any time within a further 60 days (extended by any time reasonably required by the Franchisor to obtain necessary approvals from any governmental agency). If the Franchisor does not accept that offer, the Franchisee shall be free to supply that Service outside the Regions throughout Australia to any other person on terms no more favourable to that person than those offered to the Franchisor. The Franchisor will consider in good faith permitting the Franchisee to use the Franchisor's Subscriber Management System in respect of the Service on reasonable commercial terms, in respect of subscribers both in and outside the Regions. If the Franchisor has the right to Transmit a Service outside the Regions under this Clause 3.8 the Franchisor may, at its sole discretion enter into a sublicence agreement with a third party for the provision of that Service outside of the Regions.

     Subject to Clause 3.15, if:

          the Franchisee does not commence the Transmission of any of the Franchisor's Services to Subscribers in any Region within 3 months of the Commencement Date; or

          within the period of 4 years from the Commencement Date in respect of any Region, the Franchisee fails to achieve the Minimum Subscriber Levels required by Clause 5.2(b);

     the Franchisor may, by notice to the Franchisee, terminate the rights of the Franchisee under this Agreement in respect of that Region. In the event of any such termination, the provisions of Clauses 25.6 to 25.11 shall apply mutatis mutandis in respect of the termination of this Agreement in respect of that Region. Further, in that event, the Franchisor shall be free to Transmit the Franchisor's Services and the Programs in the relevant Region during the Term, including to past Subscribers, or to grant or permit to be granted to third parties a licence or right to Transmit in any manner or by any means whatsoever the Programs and the Franchisor's Services in the relevant Region during the Term, including to any past Subscribers.

     Subject to Cause 3.15, if:

          the Franchisee (or a sublicensee appointed pursuant to Clause 3.12) does not commence the Transmission of any particular 1 or more of the Franchisor's Services in any Region within 3 months of the Commencement Date or, in respect of a Franchisor's Service specified as envisaged in Clause 3.12, within 15 months of being so specified; or

          having commenced Transmission of the Franchisor's Services in a Region, the Franchisee discontinues such Transmissions for more than 60 hours in the aggregate during any 1 month period;

     the Franchisor may, by notice to the Franchisee, terminate the rights of the Franchisee under this Agreement in respect of that Franchisor's Service in respect of that Region. Further, in that event, the Franchisor shall be free to Transmit that Franchisor's Service and the relevant Programs in the relevant Region during the Term, including to past Subscribers, or to grant or permit to be granted to third parties a licence or right to Transmit in any manner or by any means whatsoever the relevant Programs and that Franchisor's Service in the relevant Region during the Term, including to any past Subscribers. In no event shall the Franchisee be liable to the Franchisor for any sublicensee discontinuing or failing to commence the Transmission of any Franchisor's Service.

     Notwithstanding any other provision of this Agreement, the Franchisor and the Franchisee agree that this Agreement shall be deemed to be a separate and independent agreement in relation to each Region and, without limiting the generality of the foregoing, any breach by the Franchisee of this Agreement in relation to a Region shall not affect the Franchisee's rights or entitlements in connection with any other Region.

     If at any time after the date of this Agreement the Franchisor gives the Franchisee notice that a Service is specified as a Franchisor's Service, the Franchisee shall, within 15 months from the date of the notice in each Region, either:

          commence the provision of that Franchisor's Service to its Subscribers; or

          subject to the Franchisor's prior written consent, enter into a sublicence agreement with a third party for the provision of that Franchisor's Service in the Regions.

3.12A      The  Franchisor agrees to specify as a Franchisor's Service each Service Transmitted by the Australis Group from time to time in respect of which the Australis Group has Transmission rights in the Regions and which are subscription television broadcasting services, subscription radio broadcasting services, subscription television narrowcasting services or subscription radio narrowcast services (including any pay-per-view or pay per-listen services).

3.12B      Subject  to this Agreement, the Franchisor shall not  tease the supply of any Franchisor's Service to the Franchisee if the same Franchisor's Service is provided by the Franchisor anywhere in Australia.

     Both parties acknowledge that they may not be able to prevent, and are not responsible or liable for, persons, not being Subscribers, pirating, receiving or Transmitting the Franchisor's Transmissions within the Regions during the Term without the Franchisee's or the Franchisor's consent. However, both parties agree to use their best endeavours to prevent all pirating within the Regions.

     If at any time the Franchisee refuses to procure any particular subscriber in any Region, area or suburb without good and reasonable cause as required by Clause 5.2(q), the Franchisor may (but shall not be obliged to) procure that subscriber in that Region, area or suburb, in which case that subscriber or those subscribers shall be deemed for all purposes to be customers of the Franchisor notwithstanding any other Clause in this Agreement.

     Notwithstanding any other provision of this Agreement, the Franchisor shall not be entitled to terminate this Agreement or to exercise any other right of termination (including pursuant to Clauses 3.9 or 3.10) if the Franchisee pays to the Franchisor when due the Service Fee calculated on the basis that the Minimum Subscriber Level has been achieved or maintained, notwithstanding that, in fact, the Franchisee may not have achieved or maintained the Minimum Subscriber Level in any Region.

     APPROVALS

     The Franchisee shall:

          do all things lawfully necessary to seek and obtain all Franchisee Approvals within the times required in order for the Franchisee to perform this Agreement;

          obtain and pay for and upon request provide copies to the Franchisor of all Franchisee Approvals;

          ensure that all Franchisee Approvals are kept current during the Term; and

          notify the Franchisor promptly and in any event within 2 Business Days if any Franchisee Approval or other authorisation which is essential to the conduct of the Business is repealed, revoked or terminated or expires or is modified or amended in any manner;

     Provided  that  nothing  in  this  Agreement  shall  oblige   the
     Franchisee to acquire any MDS Licences or any Delivery System.

     The Franchisor shall at the Franchisee's cost give all reasonable assistance necessary to enable the Franchisee to obtain all Franchisee Approvals, including to enable the Franchisee (if required by law to do so) to obtain and maintain licences under thc BSA.

     The Franchisor shall:

          do all things lawfully necessary to seek and obtain all Franchisor Approvals within the times required in order for the Franchisor to perform this Agreement;

          obtain and pay for and provide copies to the Franchisee of all Franchisor Approvals;

          ensure that all Franchisor Approvals are kept current during the Term; and

          notify the Franchisee promptly and in any event within 2 Business Days if any Franchisor Approval or other authorisation which is essential to the conduct of the Business is repealed, revoked or terminated or expires or is modified or amended in any manner.

     The Franchisee shall at the Franchisor's cost give all reasonable assistance necessary to enable the Franchisor to obtain all Franchisor Approvals, including to enable the Franchisor to obtain and maintain licences under the BSA.

     CONDUCT OF BUSINESS

     During the Term and in each of the Regions, the Franchisee shall at all times diligently carry on the Business (including complying with all of its obligations under Clause 5.2) with all due care and skill and as vigorously, competitively, profitably and efficiently as possible.

     In accordance with this Agreement, the Franchisee shall:

          at all times ensure that at least 1 of its directors devotes his or her full time to the conduct of the Business;

          at all times in each Region use its best endeavours to achieve and maintain the requisite Minimum Subscriber Level;

          at all times use its best endeavours to procure Subscribers in the Regions for the Franchisor's Services;

          at all times refer to the Franchisor any prospective subscribers for the Franchisor's Services outside of the Regions of which the Franchisee becomes aware;

          at all times provide the Franchisor's Services to the Nominated Customers and the Preferred Customers on the terms prescribed by the Franchisor;

          at all times contract Subscribers (including Nominated Customers and Preferred Customers) on the terms of the prescribed Subscriber Contract;

          at all times maintain and operate the Bank Account;

          on   a  regular  basis  as  reasonably  prescribed  by   the
          Franchisor carry out Advertising and distribute to all Subscribers a Program Guide;

          at all times use the Business Names and the Trade Marks in connection with the Franchisor's Services as reasonably prescribed by the Franchisor rh, but not otherwise;

          at all times use its best endeavours to provide all of the Franchisor's Services in each Region, using all Delivery Systems owned by, licenced to or used by the Franchisee;

          at any time, if the Franchisee is unable to provide all of the Franchisor's Services in any Region, provide only those Franchisor's Services nominated by the Franchisor in that Region which shall be (subject to any restrictions on the Franchisor under any agreement or arrangement with any third party), the most popular;

          at   all   times  Transmit  the  Franchisor's  Services   to
          Subscribers in their entirety and without interruption, on the dates and at the times scheduled by the Franchisor;

          subject to the Franchisor's delivery of the signal in accordance with Clause 14, at all times ensure that all Transmissions originated by the Franchisee have (subject to receipt from the Franchisor of a signal which permits the same) a signal quality in the reasonable opinion of the Franchisor technically equal to or superior to free to air television in each Region;

          at all times hold and deposit into the Bank Account moneys received from Subscribers properly and promptly and in any event within 2 Business Days;

          at all times comply with all applicable laws and all conditions and requirements imposed by any governmental agency or under any Act (including all foreign ownership requirements imposed by any Act); and

          at all times comply with the Compliance Notes and the reasonable requirements of any CAST Code;

     and the Franchisee shall not:

          at any time refuse to procure any particular subscriber or subscribers generally in any Region, area or suburb without good and reasonable cause;

          at any time procure any subscribers outside of the Regions for the Franchisor's Services;

          at any time vary any Subscriber Contract without the prior written consent of the Franchisor;

          subject to the law, at any time charge more or less than the Recommended Subscription Fee in respect of the reception of the Franchisor's Services and the lease or rental of any Equipment;

          subject to the law, at any time charge more or less than the fee recommended by the Franchisor in respect of the purchase of any Equipment or the provision of the Program Guide or any other matter;

          at any time without the prior written consent of the Franchisor which shall not be unreasonably withheld, sell, market or promote the Franchisor's Services with any other Services;

          at any time add to, edit or in any way interfere with the Franchisor's Services in the form in which they are provided by the Franchisor to the Franchisee for delivery to Subscribers;

          at any time without the prior written consent of the Franchisor which shall not be unreasonably withheld Transmit other Services;

          at any time without the prior written consent of the Franchisor which shall not be unreasonably withheld acquire or hold any direct or indirect economic or voting interest in or otherwise have board or management control of any other franchise granted by the Australis Group or by any person associated or affiliated with the holder of any satellite subscription television broadcasting licence; and

          at any time without the prior written consent of the Franchisor which shall not be unreasonably withheld acquire or hold any direct or indirect economic or voting interest in or otherwise have board or management control of any owner or licensee of any Services, any Delivery System or any Subscriber Management System;

     provided however that the Franchisee may:

          subject to the BSA, to limitations imposed in the Franchisor's agreements with third party suppliers of Programs or Services and to the reasonable requirements of any CAST Code, insert up to 4 minutes per hour of advertising or programming per Service into the Franchisor's Services (the revenue from which shall remain the sole property of the Franchisee); and

          use its own business names, brand names or marks in connection with the Business as envisaged in Clause 12.

     Subject to the terms of this Agreement and except to the extent that any claim, loss or damage is caused by or in connection with any act, omission or breach of this Agreement by the Franchisor, the Franchisee agrees to indemnify and hold harmless the Australis Group against and from any and all claims, losses and damages (including legal fees on a solicitor and own client basis) arising out of or in connection with any breach by the Franchisee of its obligations under this Agreement including its particular obligations under Clauses 5.1 and 5.2.

     The Franchisor has given no warranty or guarantee as to the performance or potential performance of the Business or any benefits which might flow to the Franchisee from carrying on the Business.

     The Franchisee and the Franchisor will co-operate in good faith to facilitate the use by the Franchisee of any sub-carrier capacity accessible to the Australis Group which may not be in use or proposed for use by the Australis Group at any particular time for the purpose of enabling the Franchisee to operate, manage and control the Business provided that any arrangements shall be at no cost to the Franchisor, shall not result in any loss of revenues by the Australis Group and shall be terminable on a minimum of 60 days' written notice by the Australis Group.

     REPORTS AND RECORDS

     The Franchisee shall:

          keep complete and proper books and records of all moneys received and expended, all assets acquired, arising or disposed of and all liabilities incurred, reduced or released in connection with the Business;

          ensure  that  those  books  and  records  are  prepared   in
          accordance with the requirements of the Corporations Law and generally accepted Australian accounting principles;

          ensure that those books and records show a true and fair view of all transactions and the financial and contractual position of the Franchisee and, where applicable, the Franchisor with respect to the Business;

          appropriately organise and store all invoices, timesheets, bank statements, accounts, agreements and other documents relating to the Business; and

          prior to the establishment of books and records in respect of the Business, consult with and obtain the prior written consent of the Franchisor or its auditors as to the form of those books and records.

     Subject to Clause 6.6, the Franchisee shall deliver to the Franchisor within 14 days after the last day of each Accounting Period during the Term a report in a form reasonably required by the Franchisor and duly completed and signed by or on behalf of the Franchisee. Such report shall, unless otherwise specified by the Franchisor, show the following information on a Regional and consolidated (all Regions) basis:

          in respect of the Accounting Period:

               particulars of subscriber penetrations (including the numbers, names, addresses and selected payment options of all new Subscribers, the numbers, names, addresses and rates of discount of all Nominated Customers and Preferred Customers and the numbers, names, addresses and reasons of all persons whose subscriptions have been terminated or cancelled);

               particulars of distribution capacity acquisition and distribution infrastructure roll-out;

               particulars   of   Subscription  Fees  (including   any
               increases or decreases);

               particulars of amounts charged as installation costs to new Subscribers (including any increases or decreases);

               particulars   of   amounts  charged   as   service   or
               maintenance fees to any Subscribers;

               particulars  of  all  other  amounts  charged  to   any
               Subscribers;

               particulars of all service or maintenance calls and all complaints;

               particulars of any action taken and of any enquiries made by any governmental agency in respect of the Business and of the outcome of that action or those enquiries;

               particulars of all Gross Revenues, Agreed Expenses and Net Revenues;

               particulars of the Service Fee paid and/or payable; and

               particulars of the Other Agreed Fees paid and/or payable (within the knowledge of the Franchisee);

          in respect of the Accounting Period, but by direct comparison to the immediately preceding Accounting Period and, in relation to the matters in paragraphs (i) to (iv), by direct comparison to the forecast for the immediately succeeding Accounting Period:

               numbers of new Subscribers;

               numbers of subscriptions terminated or cancelled;

               numbers of total Subscribers;

               numbers   of   total  Subscribers  to  other   Services
               Transmitted by the Franchisee (on a Service by Service basis);

               numbers of service or maintenance calls;

               numbers of complaints;

               details of performance against the requisite Minimum Subscriber Levels in each Region:

               amounts of Gross Revenues, Agreed Costs, Net Revenues and a calculation of the Service Fee paid and/or payable;

               amounts of the Other Agreed Fees paid and/or payable (within the knowledge of the Franchisee); and

               particulars of performance against the Budget;

          in respect of the period from the commencement of the current financial year to the end of the Accounting Period:

               numbers of new Subscribers;

               numbers of subscriptions terminated or cancelled;

               numbers of total Subscribers;

               numbers   of   total  Subscribers  to  other   Services
               Transmitted by the Franchisee (on a Service by Service basis);

               details of performance against the requisite Minimum Subscriber Levels in each Region;

               amounts of Gross Revenues, Agreed Costs, Net Revenue and a calculation of the Service Fee paid and/or payable;

               amounts of the Other Agreed Fees paid and/or payable (within the knowledge of the Franchisee); and

               particulars of performance against the Budget; and

          such other information reasonably prescribed by the Franchisor in connection with the Franchisee's performance of this Agreement (including information from time to time required to be provided to a third party under any agreement).

     Without limiting the generality of Clause 6.2 and subject to Clause 6.6, the Franchisee shall:

          deliver to the Franchisor within 14 days after the last day of each calendar quarter a quarterly statement of Gross Revenues, Agreed Costs, Net Revenues and Other Agreed Fees prepared in accordance with the requirements of the Corporations Law and generally accepted Australian accounting principles;

          deliver to the Franchisor as soon as available but not later than 75 days after 30 June of each year an audited annual report for the previous 12 month period stating numbers of new and total Subscribers, amounts of Gross Revenues, Agreed Costs, Net Revenues and Other Agreed Fees and a calculation of the Service Fee payable compared to the Service Fee paid, together with such other information reasonably prescribed by the Franchisor in connection with the Franchisee's performance of this Agreement, prepared in accordance with the requirements of Clause 6.1; and

          provide to the Franchisor such other reports in form and substance as shall be reasonably specified from time to time by the Franchisor.

     The Franchisee:

          shall give to the Franchisor on request such information and copies of such documents in relation to its financial condition or the Business as the Franchisor may reasonably request;

          shall provide the Franchisor and its nominees on request with unrestricted access to all books, records, statements and documents maintained or kept by the Franchisee in connection with the Business and this Agreement including books, records, statements and documents stored in computerised form;

          shall give to the Franchisor and its nominees on request the further right to conduct or supervise a physical inspection of the Business premises and any other premises used by the Franchisee in connection with the Business;

          shall fully co-operate with representatives of the Franchisor making, conducting, supervising or observing any inspection under this Clause provided that the inspection shall not interfere with the normal operation of the Business;

          shall, on notification that the Business does not meet the specifications, standards and requirements of the Franchisor, correct such deficiencies within a reasonable time;

          shall give to the Franchisor and its auditors the right at any time during normal business hours, with prior notice to the Franchisee, to audit or cause to be audited the books, records, statements and documents which the Franchisee is required to permit the Franchisor access to under this Clause or which the Franchisee is required to maintain under Clause 6.1; and

          shall fully co-operate with the Franchisor or its auditors conducting any audit and, if any audit should disclose an understatement of Gross Revenues or Net Revenues for any period, the Franchisee shall pay to the Franchisor within 10 Business Days after receipt of the audit report, any amount due as the amount of such understatement and, if any audit should disclose an understatement of at least 5% of total Gross Revenues or Net Revenues, the Franchisee shall also pay to the Franchisor within 10 Business Days after receipt of the audit report, the cost of such audit;

     provided that in each case the Franchisor shall give the Franchisee not less than 5 Business Days' written notice of any proposed inspection or audit. Any inspection or audit shall take place during normal business hours on a Business Day and not more than once during any 6 month period.

     By no later than 1 November 1994 in respect of the 1994-95 financial year, and at least 30 days prior to the commencement of each new financial year thereafter during the Term, the Franchisee shall prepare and provide to the Franchisor an annual income and expenditure budget and marketing plan (`the Budget') in the form reasonably required by the Franchisor and taking into account all relevant cost implications in relation to all Compliance Notes. The Budget shall, unless otherwise specified by the Franchisor, show the following information on a Regional and consolidated (all Regions) basis:

          in respect of the relevant financial year:

               particulars of prospective subscriber penetrations;

               particulars of distribution capacity acquisition and distribution infrastructure roll-out;

               estimates of Gross Revenues, Agreed Costs, Net Revenues and Other Agreed Fees; and

               an estimate of the Service Fee payable based on the estimates in paragraph (iii); and

          in respect of the relevant financial year:

               particulars of proposed marketing, advertising and promotion expenditures; and

               particulars of proposed marketing, advertising and promotion strategies.

     The Franchisee shall use its best endeavours to comply in all respects with the Budget.

     The Franchisor shall assist thc Franchisee in obtaining all information or documents required by this Cause 6, to the extent that such information or documents are in the possession of or under the control of the Franchisor. Any period of time referred to in this Clause 6 shall be extended by the period of any delay in the Franchisor providing to the Franchisee any information or documents under the control of or in the possession of the Franchisor.

     SERVICE FEE

     During the Term, the Franchisee shall pay to the Franchisor a fee calculated as the higher of:

          35% of Net Revenues in respect of all Regions in respect of each Accounting Period; and

          after the Initial Period, 35% of Net Revenues which would have been earned (deeming there to be no increase in Agreed Expenses) had the Franchisee complied with Clause 5.2(b) in respect of all Regions in respect of each Accounting Period;

     provided that if from time to time:

          the Franchisor has provided to the Franchisee a written statement of the Program Fees in respect of the Accounting Period referred to in paragraphs (a) and (b);

          a director or the chief executive officer of the Franchisor has certified that the Franchisor has not received any Benefits that have not been taken into account for the purposes of that written statement in determining the Program Fees; and

          the Program Fees specified in the written statement are in excess of the fee calculated in accordance with paragraphs
          (a) and (b);

     the Franchisee must pay to the Franchisor an additional fee equal to that excess in respect of each relevant Accounting Period, to a maximum of an additional 15% of Net Revenues.

     For the purpose of calculating the Service Fee payable under Clause 7.1, Agreed Costs may be deducted from or set off against Gross Revenues in the same or other Regions.

     The Franchisee shall pay to the Franchisor the Service Fee in accordance with this Clause. In respect of the first and second Accounting Periods in respect of which a payment is required to be made to the Franchisor as envisaged in Clause 7.1, the Franchisee shall make that payment to the Franchisor at the same time as providing to the Franchisor the relevant Franchisee Report, but in any event not later than 14 days after the last day of the relevant Accounting Period. In respect of each Accounting Period after the second Accounting Period in respect of which a payment is required to be made to the Franchisor as envisaged in Clause 7.1, the following procedure shall apply:

          subject to any deduction which the Franchisee is entitled to make under paragraph (b)(ii), not later than the first Business Day of the relevant Accounting Period, the Franchisee shall pay to the Franchisor, as an instalment of the Service Fee, an amount equal to the Service Fee payable by the Franchisee to the Franchisor in the next to last
          Accounting Period (in respect of which the relevant Franchisee Report should have been delivered to the
          Franchisor  by the 14th day of the last Accounting  Period);
          and

          at the same time as providing to the Franchisor the relevant Franchisee Report:

               where the amount paid by the Franchisee to the Franchisor under paragraph (a) is less than the amount of the Service Fee for the relevant Accounting Period calculated as envisaged in Clause 7.1, the Franchisee shall pay to the Franchisor the amount of the shortfall; or

               where  the  amount  paid  by  the  Franchisee  to   the
               Franchisor under paragraph (a) is not less than the amount of the Service Fee for the relevant Accounting Period calculated as envisaged in Clause 7.1, the Franchisee shall notify the Franchisor that it shall make a deduction equal to the overpayment from the amount payable to the Franchisor under paragraph (a) in the next subsequent Accounting Period and the Franchisee shall be entitled to make that deduction.

     At the same time as providing to the Franchisor the audited annual report envisaged in Clause 6.3(b), but in any event within 60 days after 30 June of each year:

          where the amount paid by the Franchisee to the Franchisor in respect of the 12 month period to 30 June is less than the amount of the Service Fee calculated as payable in the audited annual report, the Franchisee shall pay to the Franchisor the amount of the shortfall; or

          where the amount paid by the Franchisee to the Franchisor in respect of the 12 month period to 30 June is not less than the amount of the Service Fee calculated as payable in the audited annual report, the Franchisee shall request a repayment from the Franchisor equal to the overpayment and the Franchisor shall, subject to its rights in Clause 6.4, repay an amount equal to the overpayment within 14 days after that request from the Franchisee.

     If the Franchisee fails to pay to the Franchisor any moneys (other than any amounts bona fide in dispute or amounts not able to be calculated accurately on the otherwise due date) payable under this Agreement on the due date, including as envisaged in Clauses 7.3 and 7.6, the Franchisee shall pay to the Franchisor interest at the rate per annum equal to 4% above the overdraft rate for amounts in excess of $100,000 charged to the Franchisor from time to time by its bankers, accruing on a daily basis on the amount of such moneys from time to time outstanding for the period commencing on the date on which payment was first due and ending on the date on which the Franchisor receives payment of such moneys, such interest to be payable on demand from the Franchisor.

     Fees payable to the Franchisor in respect of pay-per-view Services, and other Services not forming part of the Franchisor's Services, shall be negotiated separately by the parties in accordance with Clause 3.7 and are not included in the Service Fee.

     During the Term, the Franchisee shall pay to the Franchisor all Other Agreed Fees in accordance with this Clause 7.6, in addition to the Service Fee payable from time to time. In respect of the first and second Accounting Periods the Franchisee shall pay the Additional Fixed Fee to the Franchisor at the same time as providing to the Franchisor the relevant Franchisee Report, but in any event not later than 14 days after the last day of the relevant Accounting Period. In respect of each Accounting Period after the second Accounting Period the following procedure shall apply:

          subject to any deduction which the Franchisee is entitled to make under paragraph (b)(ii), not later than the first Business Day of the relevant Accounting Period, the Franchisee shall pay to the Franchisor, as an instalment of the Additional Fixed Fee, an amount equal to the Additional Fixed Fee payable by the Franchisee to the Franchisor in the next to last Accounting Period (in respect of which the relevant Franchisee Report should have been delivered to the Franchisor by the 14th day of the last Accounting Period); and

          at the same time as providing to the Franchisor the relevant Franchisee report:

               where the amount paid by the Franchisee to the Franchisor under paragraph (a) is less than the amount of the Additional Fixed Fee for the relevant Accounting Period and/or where the Franchisor has provided 14 days' prior notice that the actual costs of operating the Franchisor's Subscriber Management System in a previous Accounting Period exceeded the Additional Fixed Fee paid in that Accounting Period, the Franchisee shall pay to the Franchisor the amount of that shortfall (which in the case of the Additional Fixed Fee will not exceed $4.00 per Subscriber or such maximum Additional Fixed Fee as is applicable); or

               where  the  amount  paid  by  the  Franchisee  to   the
               Franchisor under paragraph (a) is not less than the amount of the Additional Fixed Fee for the relevant Accounting Period the Franchisee shall notify the Franchisor that he shall make a deduction equal to the overpayment from the amount payable to the Franchisor under paragraph (a) in the next subsequent Accounting Period and the Franchisee shall be entitled to make that deduction.

     At the same time as providing to the Franchisor the audited annual report envisaged in Clause 6.3(b), but in any event within 60 days after 30 June of each year:

          where the amount paid by the Franchisee to the Franchisor in respect of the 12 month period to 30 June is less than the amount of the Additional Fixed Fee calculated as payable in the audited annual report, the Franchisee shall pay to the Franchisor the amount of the shortfall; or

          where the amount paid by the Franchisee to the Franchisor in respect of the 12 month period to 30 June is not less than the amount of the Additional Fixed Fee calculated as payable in the audited annual report, the Franchisee shall request a repayment from the Franchisor equal to the overpayment and the Franchisor shall, subject to its rights in Clause 6.4, repay an amount equal to the overpayment within 14 days after that request from the Franchisee.

     The Franchisee shall from time to time pay to the Franchisor any Other Agreed Fees (other than Additional Fixed Fees which are payable as provided above) within 14 Business Days after the Franchisor has provided to the Franchisee a written statement of any Other Agreed Fees supported, where appropriate, by copies of invoices. The Franchisor may provide such a written statement to the Franchisee at any time.

     Each of the Franchisor and the Franchisee shall use their best endeavours to collect Subscription Fees and all other amounts charged to any Subscribers on a timely basis. If any Subscriber falls into arrears, the Franchisor shall, at the request of the Franchisee, disconnect that Subscriber from receiving the Franchisor's Services in the Regions. The Service Fee payable to the Franchisor shall not be affected by any bad or doubtful debts due from Subscribers except to the extent provided for or permitted by the underlying Program agreements.

     All revenues received by the Franchisor or the Franchisee as Subscription Fees, as payments for the Program Guide or as other Gross Revenues shall be deposited (without diversion or deduction other than for payment of applicable bank and government fees and charges) into the Bank Account.

     The Franchisee shall procure that financial support is obtained in accordance with this Clause 7.9. Upon the Franchisor's written request but not before 1 November 1994, the Franchisee shall procure the provision by a reputable financial institution acceptable to the Franchisor of any additional credit support including letters of credit (in a form and substance similar to that required of the Franchisor) in respect of an amount equal to the Pro Rata Share (as defined below) of any such credit given or procured by the Australis Group to third parties in respect of the supply of Programs. The Pro Rata Share is the proportion that the Minimum Subscriber Level bears to the total number of occupied private dwellings within Australia (including the Regions) to which the Franchisor's Services can be provided by use of satellite, MDS or any other existing means of delivery available to the Franchisor without any material technical impairment, calculated at the date of the Franchisor's request.

     The Franchisee shall have the right during and for a period of 1 year after the Term to inspect and to audit or cause to be audited the books, records, statements and documents which the Australis Group maintain for the purposes of verifying the Franchisor's determinations and calculations of Program Fees and Other Agreed Fees. The Franchisee shall give the Franchisor not less than 5 Business Days' written notice of any proposed inspection or audit. Any inspection or audit shall take place during normal business hours on Business Days and not more than once during any 6 month period. The costs of any audit shall be paid by the Franchisee except if the Franchisee's auditors find that the amounts actually due by the Franchisee under this Agreement for Program Fees or Other Agreed Fees in respect of the Accounting Periods under review are overstated by an amount in excess of 5% of the amounts claimed by the Franchisor as due in respect of those Program Fees or Other Agreed Fees in which event the Franchisor shall pay the costs of the audit within 10 Business Days after receipt of the audit report. Any amounts found to have been overpaid by the Franchisee to the Franchisor by the Franchisee's auditors shall be reimbursed by the Franchisor to the Franchisee within 14 days.

     EQUIPMENT

     The Franchisor shall use its best endeavours to procure the supply to the Franchisee of:

          the same Equipment as is available to the Franchisor;

          at the same price as is available to the Franchisor;

          subject to minimum and maximum order volumes, and to normal order delays, at the same delivery times as are available to the Franchisor;

          subject to the evaluation by the relevant financier of the circumstances of the Franchisee (including credit worthiness and security provision) with the same financing arrangements as are available to the Franchisor;

          with   the   same   warranties  and  guarantees   from   the
          manufacturers   or  suppliers  as  are  available   to   the
          Franchisor in respect of the Equipment.

     Subject to Clause 8.3, the Franchisee shall have the absolute discretion to decide whether it will purchase, lease or rent the Equipment, if available subject to the requirements of the relevant manufacturer or supplier and financier of the Equipment.

     The Franchisee shall not obtain any Equipment from any person other than the Franchisor or its nominee, so long as the Equipment is made available to the Franchisee in accordance with subparagraphs (a), (b), (d) and (e) of Clause 8.1 and are available for delivery at times reasonably required by the Franchisee.

     The Franchisee shall maintain the Equipment in accordance with the manufacturer's standards.

     The Franchisee shall notify the Franchisor immediately of any defect or malfunction in the Equipment or of any factor causing of threatening damage or destruction of the Equipment which will or is likely to result in interruption or delay of any Service to Subscribers. In the event of interruption of any of the Franchisor's Services to Subscribers by reason of the Equipment malfunctioning or failing, the Franchisee shall promptly and in any event within 2 Business Days notify the Franchisor and both parties shall use their best endeavours to locate and install emergency alternative Equipment (at no cost to the Franchisor and, where reasonably practicable, at the cost of the Equipment supplier or manufacturer) to ensure continuous supply of the Franchisor's Services to Subscribers.

     RISK

     Risk of loss of or damage to any Equipment ordered or purchased by the Franchisee shall be borne by the Franchisee at all times.

     TRAINING

     Subject to Clause 10.4, the Franchisor will conduct Training Programs to which the nominated employees, agents, contractors and subcontractors of the Franchisee will be invited during the Term. The Training Program shall from time to time encompass the operation, maintenance and use of the Equipment, the Franchisor's Delivery System, the Franchisor's Subscriber Management System, the Franchisor's Services and the Software, together with general business, computer, sales and other techniques involved in relation to the conduct of the Business, and be of sufficient standard and frequency to provide the skills and understanding necessary or desirable to carry on the Business in a businesslike manner throughout the Term.

     The Franchisee shall ensure that its nominated employees, agents, contractors and subcontractors attend and complete the Training Program.

     The Training Program shall be at locations and for durations as are reasonably convenient to the Franchisee's nominated employees, agents, contractors and subcontractors. Sydney shall be deemed to be a convenient location for this purpose.

     The  costs  of  travel, accommodation and meals required  by  the
     Franchisee or its nominated employees, agents, contractors and subcontractors in attending any such Training Program shall be borne by the Franchisee. All additional costs of arranging and conducting  the  Training  Program  shall  be  estimated  by  the
     Franchisor and provided to the Franchisee for approval. Where any particular costs are not approved by the Franchisee, the Franchisor shall not be obliged to undertake the relevant action giving rise to those costs. Otherwise, any such additional costs shall be borne by the Franchisor and the Franchisee as agreed between them.

     SUBSCRIBER MANAGEMENT SYSTEM

     The  Franchisee shall use the Franchisor's Subscriber  Management
     System.

     During and, subject to Clause 25, after the Term, all persons receiving the Franchisor's Services in the Regions shall be deemed to be Subscribers of the Franchisee and coded in the Subscriber Management System as such. During and, subject to Clause 25, after the Term, all data or information concerning the Subscribers in the Subscriber Management System shall be Franchisee Information.

     The Franchisor shall act as the agent of the Franchisee in relation to the invoicing and the co-ordination of the collection of Subscription Fees. All transactions with Subscribers shall identify the Franchisee in a form and manner reasonably approved by the Franchisee.

     For the Service Fee and the payment of the Other Agreed Fees the Franchisee shall be entitled to use without any additional cost the Franchisor's customer support and customer service centres and to refer the Franchisee's subscribers to those centres for assistance. However, at its cost the Franchisee shall be entitled to establish its own customer support and customer service centres in Regions.

     The Franchisee shall not:

          use the Software for any purpose other than to operate the Business in accordance with this Agreement;

          sell, rent, lease, lend, sub-licence, transfer or otherwise dispose of the Subscriber Management System or the Software, any associated documents, user manuals or operating releases;

          alter,  decompile,  disassemble  or  reverse  engineer   the
          Software;

          remove or obscure any copyright or trade mark on the Software;

          copy, duplicate or otherwise reproduce the Software;

          permit any person to do anything which the Franchisee is not entitled to do under the provisions of this Agreement; or

          infringe any rights of any person in the Software.

     The Franchisor's Subscriber Management System will at all times during the Term perform and do each of those things referred to in the definition of `Subscriber Management System' in Clause 1.1 of this Agreement in a businesslike manner.

11A. TECHNICAL AND SERVICES COMMITTEE

     The Franchisor shall establish a consultative technical and services committee (`Committee') which will consist of representatives of the Franchisor, the Franchisee and of each of the Franchisor's franchisees. Each of the Franchisor and the Franchisee shall be entitled to nominate one representative to participate in the Committee which will meet on a regular basis which in any event shall not be less than once each calendar quarter. The purpose of the Committee is to exchange views and information on the Equipment, the Franchisor's Subscriber Management Service, the Program Guide and on any other matter which relates to the franchises granted by the Franchisor to the franchisees and the common interests of each of thc Franchisor and the franchisees. The Franchisor agrees to give views expressed and information provided by, and recommendations of, the Committee due consideration but the Franchisor shall not bc bound to comply with or act in accordance with any recommendation or decision of the Committee.

     BUSINESS NAMES

     The Franchisor agrees to permit the Franchisee to use the Business Names during the currency of this Agreement. For this purpose, the Franchisor shall give such consent as is required to enable the Franchisee to become a registered proprietor or user of the Business Names in the Regions.

     The Franchisee shall display in a prominent manner signs bearing the relevant Business Name outside each place where the Business is conducted and at least 1 indoor sign shall also prominently bear, in lettering of a size and type approved by the Franchisor, a statement to the effect that the Business is independently owned and operated by the Franchisee.

     The form, design, colour, text and manner of use of the Business Names on letterhead paper, invoices and other stationery and documents, in advertising, on signs and in all other ways shall be subject to the prior written consent of the Franchisor.

     The Franchisee shall ensure that all documents bearing the Business Names shall also bear a statement to the effect that the Business is independently owned and operated by the Franchisee.

     The Franchisee is entitled to use its own business names, brand names or marks in connection with the Business, but not:

          in identifying the Franchisor's Services or the Programs as its own;

          to denigrate or otherwise to bring into disrepute in any manner whatsoever the Franchisor's Services, the Programs or the Franchisor; and

          in  any  manner which would or may in the reasonable opinion of the Franchisor adversely impact the reaction of any person (including past, present and prospective Subscribers) to the Franchisor's Services, the Programs or the Franchisor.

     COMPLIANCE NOTES

     From time to time during the Term, the Franchisor may prescribe or specify to the Franchisee guidance notes, instructions or directions in respect of the carrying on of the Business in connection with the Franchisor's Services under this Agreement including regarding accounting, computer operation, Equipment installation, operation and maintenance, Delivery System operation and maintenance, the Software, the Franchisor's Subscriber Management System, technical and operational know-how, marketing and sales.

     The Franchisee shall comply with all requirements and standards set out in the Compliance Notes as if they were set out in full in this Agreement provided that, to the extent of any inconsistency (other than Cause 32.3), this Agreement shall prevail.

     Notwithstanding any other Cause of this Agreement, any procedures or requirements specified or to be specified in the Compliance
     Notes:

          shall be reasonable and appropriate having regard to the Franchisor's Services;

          will as far as reasonably practicable be prescribed to ensure consistent practices by the Franchisor and all franchisees of the Franchisor;

          may be amended by the Franchisee with the prior written consent of the Franchisor which shall not be unreasonably withheld to take account of any local circumstances in a Region; and

          shall not be more onerous in its effects on the Franchisee than on any other franchisee of the Franchisor or on the Franchisor acting in its capacity as a principal providing Franchisor's Services.

     SERVICE DELIVERY TO FRANCHISEE

     The Franchisor shall procure that the Franchisor's Services are made available, as scheduled by the program supplier, by means of a broadcast quality signal comprising the Franchisor's Services:

          by satellite within the relevant satellite footprint; and

          by means other than satellite, at any place selected by the Franchisee from which the Franchisor's Services are Transmitted to subscribers, provided that the Franchisee shall pay all costs (including any necessary deposits or capital payments) of Transmitting the Franchisor's Services from that place to any Region.

     The Franchisor may, in its absolute discretion, vary the Programs in the Franchisor's Services provided that the variations apply to the Franchisor's Services throughout Australia.

     The Franchisee shall maintain and service the Equipment and receive the Franchisor's Services from the Franchisor efficiently and in a safe and proper environment to ensure the effective Transmission of the Franchisor's Services to Subscribers.

     Subject to Clause 29, if the Franchisor is unable to provide the Franchisor's Services to the Franchisee for a period of up to 2 hours of scheduled programming in any day for any reason, there shall be no breach of this Agreement and the Franchisee shall be entitled to make no claim on the Franchisor for that interruption of Transmission.

     WARRANTIES

     The Franchisor warrants to the Franchisee that:

          it has full right and power to make and perform this Agreement;

          it owns or is the licensee of all rights of every kind and character necessary or desirable to enable the Franchisor to grant to the Franchisee the rights and benefits referred to in this Agreement and to enable the Franchisee to exercise any enjoy those rights and benefits without requiring any further licence or authority from any other person;

          the use of the Franchisor's Services and the Programs by the Franchisee as contemplated in this Agreement will not:

               infringe the copyright of any person or constitute any tort, breach of contract of breach of law; and

               will not give rise to any actions for defamation or invasion of privacy of any person;

          the Franchisor will obtain and maintain in good standing all Franchisor Approvals necessary or desirable to enable the Franchisor to perform this Agreement and to grant to the Franchisee the rights and benefits referred to in this Agreement;

          the Programs will comply with the BSA;

          the Franchisor's Services will contain identical Programs throughout Australia (other than advertising, station promotions, programming times, permitted local content insertions and other materials prescribed by the Franchisor);

          the Franchisor will refer to the Franchisee any prospective Subscribers of which the Franchisor becomes aware; and

          the Franchisor shall, in respect of all Programs, all Franchisor's Services and the Franchisor's Delivery System, use its best endeavours to obtain Transmission rights in each of the Regions.

     The Franchisee warrants to the Franchisor that:

          it has full right and power to make and perform this Agreement; and

          the Franchisee will (if required by law or a governmental agency to do so) obtain and maintain in good standing all Franchisee Approvals.

     The   Franchisor  agrees  to  indemnify  and  hold  harmless  the
     Franchisee against and from any and all claims, losses and damages (including legal fees on a solicitor and own client basis) arising out of or in connection with any breach by the Franchisor of its obligations under this Agreement.

     ADVERTISING BY FRANCHISEE

     The Franchisee shall undertake for its own account and at its own cost marketing, advertising and promotion of the Franchisor's Services, during the Term and throughout the Regions.

     The Franchisee may also undertake for its own account and at its own cost marketing, advertising and promotion of the Business (including other Services Transmitted by the Franchisee).

     The Franchisee shall use the Franchisor's marketing, advertising and promotion materials in any Advertising where prescribed by the Franchisor, but in addition may use its own advertising, marketing and promotion materials.

     The Franchisee may use the Business Names and the Trade Marks in any Advertising.

     The Franchisee shall, subject to this Agreement:

          devote its best endeavours towards increasing the number of Subscribers to the Franchisor's Services;

          not, in any Advertising, make any representation or give any warranty with respect to the Franchisor's Services or the Franchisor other than those which are authorised in writing by the Franchisor; and

          not hold out any additional Services Transmitted by the Franchisee as the Franchisor's Services.

     If a program guide (`Program Guide') is prescribed by the Franchisor for use by the Franchisee, the Franchisee shall use its best endeavours to sell that Program Guide to Subscribers at the recommended retail price (if any). The Franchisee may insert into the Program Guide (by way of insertion, supplement or wraparound) details of other Services Transmitted by the Franchisee and other information, advertising and materials authorized by the Franchisor, but may not otherwise add to, delete from or change the form or substance of the prescribed Program Guide. The revenue from such insertions shall remain the sole property of the Franchisee. The Franchisor shall procure that the prescribed Program Guide is made available to the Franchisee at the same Cost incurred by the Franchisor being the Costs incurred in the production and printing of the Program Guide.

16A. FRANCHISOR'S ADVERTISING REVENUE

     Subject only to Clauses 5.2(aa) and 16.6, the Franchisee acknowledges that all advertising revenues derived from the sale of advertising in respect of the Programs, the Franchisor's
     Services and the Program Guide (other than revenue from advertising procured by the Franchisee and contained in the Franchisee's insertion, supplement or wrap-around, which revenue remains the property of the Franchisee) is solely the property of the Franchisor and the Franchisee has no interest in our claim over such advertising revenue.

     PROMOTION BY FRANCHISOR

     Subject to Clause 17.4, the Franchisor shall provide a marketing, advertising and promotion service in respect of the Franchisor's Services and the Franchisor's Delivery System in Australia for the benefit of the Franchisee and other franchisees of the Franchisor.

     The Group Promotion Service shall:

          be under the control of the Franchisor; and

          encompass   local,  provincial,  statewide  and   nationwide
          marketing, advertising and promotion materials.

     Subject to Clause 17.4, all advertising, marketing or promotion envisaged in Clause 17 and referring specifically to the Regions shall make reference to the Franchisee if reference is made to any particular franchisee.

     The Franchisee may contribute towards the Group Promotion Service an annual levy prescribed by the Franchisor (which shall be the Pro Rata Share (as defined in Clause 7.9) of the contribution of the Franchisor). Any such contribution shall be made on demand and in advance. If the Franchisee elects not to make such contribution, the Franchisor shall be relieved of its obligations under Clause 17.

     CONFIDENTIALITY

     The Franchisee undertakes to the Franchisor to maintain in confidence the terms of this Agreement and all Confidential
     Information disclosed to it under or in connection with this Agreement and to take reasonable precautions to ensure that its employees, agents, contractors, subcontractors, sublicensees, accountants, solicitors and other advisers keep this information confidential.

     The Franchisor undertakes to the Franchisee to maintain in confidence the terms of this Agreement and all Franchisee
     Information disclosed to it under or in connection with this Agreement and to take reasonable precautions to ensure that its employees, agents, contractors, subcontractors, sublicensees, accountants, solicitors and other advisers keep this information confidential.

     The Franchisee shall not use or attempt to use any Confidential Information for its own purposes (other than in connection with the Business) or for the purposes of any person other than the Franchisor.

     The Franchisor shall not use or attempt to use any Franchisee Information for its own purposes or for the purposes of any person other than the Franchisee.

     Nothing in this Clause 18 shall prevent a party from:

          disclosing information in any manner required by law or in accordance with a requirement of a governmental agency;

          disclosing information in confidence to that party's bankers, accountants, solicitors or other advisers for the purpose of obtaining advice or in relation to their work with respect to that party;

          disclosing information in respect of a Subscriber, to that Subscriber in the day-to-day operation of the respective business of the Franchisor and the Franchisee or at that Subscriber's reasonable request or direction;

          disclosing or providing for use of information in respect of Subscribers to third party program suppliers where required under any agreement with that third party; or

          disclosing information which is in or enters the public domain other than through breach of this Agreement;

     The Franchisor agrees to use its best endeavours to include as a term in all agreements with third party program suppliers that any Franchisee Information disclosed to that program supplier will not be used in any manner except for confirming the Franchisor's compliance with the relevant agreement.

     FRANCHISOR'S PROPRIETARY RIGHTS

     The rights granted by this Agreement to use the Franchisor's Proprietary Rights and to conduct the Business are:

          for the duration only of the Term;

          subject to the provisions of this Agreement;

          for the purposes of the conduct of the Business only; and

          not capable of assignment to or use by other persons except as provided in this Agreement.

     If, at any time, the Franchisor has registered or has lodged an application for registration of a Business Name or Trade Mark, the Franchisor and the Franchisee shall enter into an appropriate agreement authorising the Franchisee to use the Business Name or Trade Mark, during the Term and in the Regions, in such form as the Franchisor reasonably requires. If there is any inconsistency between any such agreement and this Agreement, this Agreement shall prevail.

     Any and all of the Franchisor's Proprietary Rights are and remain the sole property of the Franchisor. The Franchisee shall not in any way question, claim or dispute the Franchisor's Proprietary Rights or the ownership thereof.

     The Franchisee shall promptly and in any event within 2 Business Days notify the Franchisor of any and all apparent infringements of the Franchisor's Proprietary Rights, any Franchisor Approvals or any Act relevant to the Franchisor's Services by third parties which come to the notice of the Franchisee. The Franchisor shall have the sole right to determine whether:

          any action shall be brought, maintained, compromised or disposed of in respect of any infringement; and

          the Franchisee shall be joined in such action at the cost of the Franchisor. The Franchisee shall co-operate in the conduct of any action brought by the Franchisor to the full extent reasonably requested by the Franchisor.

     If   any   action  for  or  claim  of  infringement  or   alleged
     infringement   of  the  Franchisor's  Proprietary   Rights,   any
     Franchisor Approvals, any Franchisee Approvals or any Act relevant to the Franchisor's Services is brought or threatened by a third party against the Franchisee, the Franchisee shall promptly and in any event within 2 Business Days notify the Franchisor of the pending action, claim or alleged infringement. The Franchisor shall have the sole right to control any subsequent litigation relating to that action, claim or alleged infringement. The Franchisee shall co-operate in the conduct of any such litigation to the full extent reasonably requested by the Franchisor, at the cost of the Franchisor.

     Unless otherwise agreed in writing by the Franchisor, the Franchisee shall not, during the Term or after the expiration, termination or assignment of this Agreement, use or adopt any name, trade name, trading style or commercial designation which incorporates any of the Business Names or Trade Marks, or words or symbols contained in them.

     The Franchisor shall:

          indemnify and keep the Franchisee indemnified from any claims and any costs (including legal fees and disbursements) incurred in connection thereto) made against the Franchisee arising out of the right to trade under the Business Names and the Trade Marks, arising out of the use or enjoyment by the Franchisee in accordance with this Agreement of the Franchisor's Proprietary Rights or arising out of any action or claim in respect of the Franchisor's Proprietary Rights or any Franchisor's Approvals whether such claims are successful against the Franchisee or not; and

          subject to its discretions in Clauses 19.4, 16.1 and 19.5, promptly and in any event within 2 Business Days take all reasonable steps it considers necessary in order to protect the Business Names and Trade Marks from being infringed by any third party.

     INSURANCES

     Each party may:

          maintain and keep in force during the Term all necessary and prudent insurances to a prudent level of cover including adequate employer indemnity (including any insurance which that party is required to effect pursuant to any workers compensation or similar legislation), Equipment, motor vehicle, professional indemnity, defamation, property replacement, public liability, product liability, fire, theft and burglary;

          ensure that all policies of Insurance name the other party as an additional named insured; and

          promptly and in any event within 2 Business Days pay all premiums on each policy of Insurance as they become due and payable;

     Provided that if a party fails to obtain insurance in accordance with this Clause 20.1, that party shall be solely responsible for the losses or damages which would have been covered by insurance in accordance with this Clause.

     The Franchisee shall provide to the Franchisor:

          a copy of each policy or a certificate of currency of each policy of Insurance and any other relevant information thereto from time to time as specified by the Franchisor; and

          30   days'  written  notice  prior  to  the  termination  or
          cancellation of any policy of Insurance.

     The Franchisor or its nominees may inspect the Franchisee's insurance file at the Franchisee's principal business premises at any time on reasonable notice.

     ASSIGNMENT

     The Franchisee may not assign this Agreement without the prior written consent of the Franchisor which shall not be unreasonably withheld (if the Franchisee is not in breach of this Agreement and the proposed assignee is in the opinion of the Franchisor of sufficient standing with sufficient business experience, aptitude and financial resources to own and operate the Business in accordance with this Agreement and in co-operation with the Franchisor).

     Unless shares in the Franchisee are listed on a stock market or any securities exchange in Australia, the United States of America or the United Kingdom for the time being, the Franchisee shall not without the prior written consent of the Franchisor which shall not be unreasonably withheld issue or permit the transfer of any of its Securities in any manner which has or may have the effect of directly or indirectly altering the effective control of the Franchisee or which has or may have the effect that the shareholders of the Franchisee at the date of this Agreement will hold or control less than 51% of the voting rights in the capital of the Franchisee.

     The Franchisor may not assign this Agreement without the prior written consent of the Franchisee which shall not be unreasonably withheld provided that the Franchisor is not in breach of this Agreement and the proposed assignee is, in the opinion of the Franchisee, capable of performing this Agreement.

     Clauses 21.1 and 21.3 shall not prohibit the assignment of this Agreement by either party to a Controlled Entity of that party, where that Controlled Entity assumes the obligations of the party under this Agreement.

     CODES OF PRACTICE

     To the full extent permitted by law, the Franchising Code of Practice is expressly negatived and shall not apply to this Agreement or the respective obligations of the parties under it.

     Subject to this Agreement, each party agrees to comply at all times with any CAST Code.

     RESOLUTION OF DISPUTES

     Subject to Clauses 23.2 and 23.5, any dispute, controversy or claim arising out of or in connection with this Agreement shall be settled by mediation administered by the ACDC and the following provisions shall apply:

          the mediation shall be conducted at Sydney;

          the mediator shall be selected by the Franchisor and the Franchisee from a panel of mediators nominated by the ACDC and, failing agreement within 14 days as to a mediator, by the Secretary-General for the time being of the ACDC; and

          each of the parties shall be entitled to be represented by 1 duly qualified legal practitioner or other representative in addition to an executive of the party whether legally qualified or not.

     If the dispute, controversy or claim is not resolved by mediation pursuant to Clause 23.1 within 21 days of the appointment of the mediator (or such longer period as is agreed between the Franchisor and the Franchisee) either party may refer the dispute, controversy or claim to arbitration administered by the ACDC and the following provisions shall apply:

          the arbitration shall be conducted at Sydney;

          subject to Clause 23.2(e), the arbitration shall be conducted in accordance with the current Rules for the Conduct of Commercial Arbitrations issued by the Institute of Arbitrators Australia;

          the arbitrator shall be selected by the Franchisor and the Franchisee from a panel of arbitrators nominated by the ACDC and, failing agreement within 14 days as to an arbitrator, by the Secretary-General for the time being of the ACDC (the arbitrator shall be a person other than the mediator who has conducted the mediation pursuant to Clause 23.1);

          each of the parties shall be entitled to be represented by 1 duly qualified legal practitioner or other representative in addition to an executive of the party whether legally qualified or not; and

          examination  of  witnesses  by  the  parties  and   by   the
          arbitrator shall be permitted, but compliance with the rules of evidence shall not be required.

     The costs of any mediation pursuant to Clause 23.1 or arbitration pursuant to Clause 23.2 shall be borne equally by the Franchisor and the Franchisee, who shall also each bear their own costs.

     A party proposing to exercise its rights under Clause 23.1 shall promptly and in any event within 2 Business Days notify the other in accordance with the terms of this Agreement.

     Clause 23.1 shall not apply to any dispute:

          arising after this Agreement has expired or has been rescinded or terminated;

          concerning whether this Agreement has been validly rescinded or terminated (including the determination of whether or not an Event of Default has occurred); or

          where a party is seeking an injunction or other equitable relief to prevent the other from breaching any provision of this Agreement.

     RENEWAL OF TERM

     If:

          the Franchisee desires to take a renewed licence and franchise in respect of the Franchisor's Services in respect of the Regions for a further term of 10 years;

          the Franchisee not later than the date falling 6 months prior to the last day of the Term gives to the Franchisor written notice of the Franchisee's desire to take a renewed Franchise for the Further Term;

          on the date of the renewal notice under Clause 24.1(b) and on the last day of the Term the Franchisee is not in breach of this Agreement and the Franchisor has not given written notice of that breach to the Franchisee (or if such breach is capable of remedy and is not remedied within a reasonable time following the giving of such notice);

          the Franchisee has duly and punctually paid the Service Fee and all other amounts due to the Franchisor under this Agreement during the Term; and

          the Franchisee has paid the Service Fees in accordance with this Agreement;

     the Franchisor, at the Franchisee's cost, shall grant to the Franchisee a renewal of this Agreement for the further term of 10 years, subject to the terms provided for in Clause 24.2.

     The agreement for the Further Term shall contain the same terms as are contained in this Agreement, subject to the following:

          appropriate amendments to the commencement date and term in those Clauses which refer to Commencement Date and Term; and

          with  the  exception of the Further Term set out  in  Clause
          24.1.

     TERMINATION OF AGREEMENT

     The occurrence of any of the following is an Event of Default under this Agreement in relation to the relevant Region:

          a breach of a material term of this Agreement;

          without limiting the generality of Clause 25.1, Clause 3.9 applies in respect of at least 2 Regions;

          without limiting the generality of Clause 25.1, the Franchisee fails to comply with any applicable law or any condition or requirement imposed by any governmental agency or under any Act (including any foreign ownership requirement imposed by any Act);

          the Franchisee failed to rectify any Event of Default or any breach of this Agreement within the requisite period of notice from the Franchisor to the Franchisee as envisaged in Clause 25.2;

          any material representation, warranty or statement made by the Franchisee to the Franchisor becomes untrue or inaccurate, irrespective of whether the Franchisee has disclosed this to the Franchisor, an order is made for the winding up or dissolution of the Franchisee or a resolution is passed for the winding up or dissolution of the Franchisee other than for the purposes of a reconstruction or amalgamation on terms approved by the Franchisor, a receiver or receiver and manager, official manager, administrator, trustee or similar officer is appointed over all of the assets or undertaking of the Franchisee;

          any mortgage, charge, encumbrance or other security interest over any of the assets of the Franchisee is enforced;

          a distress, attachment or other execution is levied or enforced on or against any asset of the Franchisee;

          the Franchisee ceases to carry on its Business;

          the Franchisee is unable to pay its debts as and when they fall due or is deemed unable to pay its debts under any applicable legislation (other than as a result of a failure to pay a debt or claim which is the subject of a good faith dispute);

          the Franchisee enters into or resolves to enter into any arrangement, composition or compromise with or assignment for the benefit of its creditors generally or any class of its creditors or proceedings are commenced to sanction any such arrangement, composition or compromise other than for the purposes of a reconstruction or amalgamation on terms approved by the Franchisor;

          any Franchisee Approval or other authorisation which is essential to the conduct of the Business in its totality is repealed, revoked or terminated or expires or is modified or amended in such a manner as to prohibit delivery of the Franchisor's Services to Subscribers on the terms of this Agreement, and is not replaced by another sufficient authorisation;

          the Franchisee is in breach of a material term of the Option Agreement; and

          any other event or series of events, whether related or not, occurs (including any material adverse change in the business, assets or financial condition of the Franchisee) which in the reasonable opinion of the Franchisor would materially and adversely affect the ability of the Franchisee to comply with all of any of its material obligations under this Agreement.

     If an Event of Default or other breach of this Agreement occurs the Franchisor may (but is not obliged to) issue a notice in writing to the Franchisee requiring the Franchisee to rectify:

          an Event of Default specified in Clause 25.1(a) and 25.1(k) within 7 days of the notice;

          an Event of Default specified in Clause 25.1(c) within 21 days of the notice or within the requisite period of notice given by the applicable governmental agency or prescribed under the applicable Act, whichever is the earlier, or an Event of Default specified in Clauses 25.1(b), 25.1(e), 25.1(n), 25.1(o) or other breach of this Agreement within 21 days of the notice.

     If an Event of Default specified in Clauses 25.1(d), 25.1(f), 25.1(g), 25.1(h), 25.1(i), 25.1(j) or 25.1(m) occurs or the
     Franchisee fails to rectify any other Event of Default within the applicable time specified in Clause 25.2, the Franchisor may, by notice in writing to the Franchisee, terminate this Agreement and the Franchisee's rights under this Agreement in relation to the relevant Region or Regions.

     The Franchisor may terminate this Agreement to the extent that any Franchisor Approval or other authorisation which is essential to the delivery of the Franchisor's Services to the Franchisee and the performance of the Franchisor's obligations under this Agreement is repealed, revoked or terminated or expires or is modified or amended in such a manner as to prohibit the
     Franchisor's delivery of the Franchisor's Services to the Franchisee or the performance of the Franchisor's obligations under this Agreement, and is not replaced by another sufficient authorisation.

     Termination, expiration or assignment of this Agreement by any means whatsoever shall have no effect on the provisions of Clause 25.6, on the liability for damages or otherwise of any party for breach of this Agreement, on the obligation of any party or for payment of moneys due under this Agreement or on any provision, express or implied, which is intended to survive the termination, expiration or assignment of this Agreement.

     On termination or expiration (other than at the end of the Further Term) of this Agreement then, in relation to each relevant Region:

          all rights of the Franchisee pursuant to this Agreement shall terminate including with respect to the Franchisor's Services and the Programs;

          the Franchisee shall execute all documents and do all acts and things as may be necessary or required by the Franchisor in order more effectually to vest in and to secure to the Franchisor the rights granted to the Franchisee but terminated under this Agreement (including to return to the Franchisor full title in and registered ownership of the Business Names and the Trade Marks);

          the   Franchisee  shall  discontinue  the  use  of  all  the
          Franchisor's Proprietary Rights;

          the Franchisee shall confirm in writing to the Franchisor that use of the Franchisor's Proprietary Rights has been discontinued;

          subject to paragraph (g), the Franchisee shall deliver to the Franchisor or, at the Franchisor's request, destroy in the Franchisor's or its nominee's presence, all advertising, signs and other items bearing the Business Names and Trade Marks and all documents and other materials under the control of the Franchisee which contain the Confidential Information or the Franchisor's Proprietary Rights or which otherwise relate to the Franchisor's Services;

          the Franchisee shall retain all business records (including ledgers, sales reports, accounts and cheques) for at least 6 years (or such longer period as may be required by law) and shall keep the Franchisor advised of the location of such records;

          the Franchisee shall pay all amounts owing to the Franchisor on demand;

          the Franchisee shall provide all reports and records and permit access and audit as required under Clause 6 and make all payments due under Clause 7 (as and when payable) during the Specified Period as if this Agreement had not been terminated, expired or assigned;

          the   Franchisee  shall  not  be  entitled  to  supply   the
          Franchisor's Services or the Programs to the Subscribers, nor to use the Franchisor's Delivery System;

          the Franchisor shall have a lien over and shall be entitled to retain in its possession all of the Franchisee's assets in its possession in the event that there are amounts owing to the Franchisor by the Franchisee or where an Event of Default has occurred and has not been remedied by Court order or judgment or otherwise except that the foregoing shall not apply if an action or proceeding has been commenced only in relation to the items referred to in Clause 23.5;

          without limiting the generality of any other Clause of this Agreement, Clauses 18, 19.6, 25.5 to 25.12 and 26 shall survive termination, expiration or assignment of this Agreement;

          the   Franchisee  shall  notify  all  Subscribers   of   the
          termination, expiration or assignment of this Agreement in the form prescribed by the Franchisor; and

          the Franchisor shall deliver to the Franchisee all things, documents and other all materials under the control of the Franchisor which form part of the Franchisee's Information.

     After termination pursuant to Clause 25.3 or expiration of the Term, in respect of all Regions, the Franchisor shall have an option to purchase from the Franchisee, at the discretion of the Franchisor, all (but not part only) of the assets of the Business which relate to the provision of Franchisor's Services (which shall be determined by the Franchisor at its sole discretion) and which are owned and used by the Franchisee in the performance of its obligations under this Agreement (`the Offered Assets'). For this purpose, immediately after termination or expiration of this Agreement, the Franchisee shall or, in default, the Franchisor may (but is not obliged to) obtain valuations in accordance with Clause 25.8 of all of the Offered Assets. Such valuations shall be obtained by the Franchisee and provided to the Franchisor within 30 days after termination or expiration of this Agreement. The Franchisor shall have 60 days from receipt of the valuations in which to exercise its option under this Clause 25.7. The option shall be exercised by the Franchisor in accordance with Clause 25.9.

     The valuations envisaged in Clause 25.7 shall be obtained as follows:

          within 3 Business Days of termination or expiration of this Agreement, the Franchisor and the Franchisee shall each nominate a duly qualified independent person to provide a valuation of the Offered Assets;

          within 3 Business Days of termination or expiration of this Agreement, the Franchisee shall provide to the Franchisor a list of all Offered Assets which it in good faith determines are Offered Assets (which the Franchisor shall be entitled to verify as complete using its rights under Clause 6) and if the Franchisee fails to provide such a list within the time specified, the Franchisor may select certain (and not all) of the Franchisee's assets and despite clause 25.7 such assets shall be deemed to be Offered Assets;

          within 5 Business Days of termination or expiration of this Agreement, the Franchisee shall or, in default, the Franchisor may (but shall not be obliged to) provide to the Valuers the verified list of Offered Assets provided by the Franchisee, together with instructions in accordance with paragraph (d) on the conduct of the valuation;

          the Valuers shall be instructed as follows:

               each valuation shall, as far as possible, be prepared independently of the other;

               each valuation shall separately identify the value attributed to each Offered Asset or, where more appropriate in the opinion of each Valuer, each class of Offered Asset;

               each valuation shall be made of the price at which all the Offered Assets might reasonably be expected to be sold on the day immediately preceding termination or expiry of this Agreement assuming:

                    a willing, but not anxious, buyer and seller;

                    a reasonable period within which to negotiate the sale, having regard to the nature and situation of the asset or class of asset and the state of the market for assets of the same kind;

                    the Offered Assets are reasonably exposed to the relevant market;

                    no account is taken of the value or other advantage or benefit, additional to market value, to the buyer incidental to ownership of the asset being valued;

                                (D)   the  Franchisee  has  sufficient
                    resources to allow a reasonable period for the exposure of the Offered Assets for sale; and

                    a   goodwill   component   may   (in   appropriate
                    circumstances) be attached to the value of the Offered Assets;

               each valuation shall be completed as soon as reasonable practicable and, in any event, within 21 days of instructions being given to the relevant Valuer;

               if the relevant Valuer requires any additional information, the relevant Valuer should promptly and in any event within 2 Business Days request it from the Franchisee with a copy to the Franchisor;

               the Valuers shall each act as an independent expert, not as an arbitrator;

               the costs of the Valuers shall be borne equally by the Franchisee and the Franchisor; and

               in all other respects, each Valuer shall decide what procedures shall be followed in order to establish and complete the respective valuations of the assets;

          at all times the Franchisee and the Franchisor shall provide all information and assistance reasonably requested by the Valuers on a timely basis to enable the Valuers to provide the valuations within the time period envisaged in Clause 25.7;

          on   receipt  of  the  valuations  from  the  Valuers,   the
          Franchisee shall provide the valuations to the Franchisor;

          on receipt of the accounts from the Valuers, the Franchisee and Franchisor shall each pay half of the costs of the Valuer in preparing the valuations; and

          the valuations provided by the Valuers shall be conclusive and final and binding on the parties (except in the case of manifest error).

     The option provided to the Franchisor in Clause 25.7 may be exercised in respect of all (but not part only) of the Offered Assets. The exercise price shall be the average of the 2 valuations obtained under Clause 25.8 except that if the discrepancy between the valuations obtained from the 2 Valuers appointed under Clause 25.8(a) is greater than 20% of the average:

          the   2   Valuers  shall  appoint  a  third  duly  qualified
          independent  person to provide a valuation  of  the  Offered
          Assets;

          the third Valuer will provide a valuation in all respects in accordance with and on the same terms as specified in Clause
          25.8 including Clause 25.8(h); and

          the exercise price shall be the average of the 3 valuations obtained in accordance with Clause 25.8.

     The option may be exercised by the Franchisor by notice to the Franchisee given at any time during the period envisaged in Clause 25.7. the notice shall specify:

          the Offered Assets of the Business which the Franchisor wishes to purchase from the Franchisee (being the entire verified list of assets envisaged in Clause 25.8(c)); and

          the exercise price to be paid by the Franchisor in respect of the exercise of the option; and

          the date, time and place at which completion of the purchase shall take place, in which respect the date shall be a date not less than 14 days or more than 30 days after the date on which the notice of exercise is given to the Franchisee.

     At completion, the Franchisee shall deliver the assets the subject of the purchase, together with all title and other incidental documents, against payment by bank cheque of the exercise price in respect of the assets. The Franchisee warrants to the Franchisor as at completion that it has absolute and unencumbered title to the assets subject to the purchase. The Franchisee undertakes to assist the Franchisor to minimise stamp duty on the purchase of the assets as required by the Franchisor and as lawfully permitted (including by the sale of companies holding assets rather than by sale of the assets themselves).

     At  the  same time as exercising the option envisaged in  Clauses
     25.7 to 25.9, the Franchisee shall assign to the Franchisor any leases, licences or other rights in respect of any real or personal property used by the Franchisee in the performance of its obligations under this Agreement (including any MDS Licences) which the Franchisor requests the Franchisee to assign, subject to the requirements of any lessor, licensor or other person and to the law. Where it is not possible for such leases, licences or other rights to be assigned to the Franchisor, the Franchisee shall use its best endeavours to procure that the benefit of such leases, licences or other rights requested by the Franchisor are made available to the Franchisor to the fullest extent possible. For the purposes of enabling the Franchisor to determine which leases, licences or other rights it may elect to require the Franchisee to assign to it, the Franchisee shall provide particulars of all leases, licences or other rights used by the Franchisee in the performance of its obligations under this Agreement within 30 days after termination or expiration of this Agreement (which the Franchisor shall be entitled to verify as complete using its rights under Clause 6). The Franchisee undertakes to assist the Franchisor to minimise stamp duty on the assignment of any leases, licences or other rights as required by the Franchisor and as lawfully permitted.

     The Franchisor may deduct and withhold from the purchase price for any assets referred to in Clause 25.7 all amounts whatsoever due to the Franchisor by the Franchisee and under this Agreement.

     The Franchisee and the Franchisor shall co-operate together in good faith and shall each use their best endeavours to procure any approvals, consents or authorisations required from shareholders (of the Australis Group or the ECT Group), from any governmental agency or under any Act for the purposes of performing their obligations under Clause 25.7 to 25.11 on a timely basis (including, where relevant, the obtaining of waivers of any Act).

     RESTRAINT

     From the date of this Agreement to the Commencement Date in a particular Region, the Franchisee shall not Transmit any Services in that Region without the prior written consent of the Franchisor.

     From the date of this Agreement to the date of termination, expiration or assignment of this Agreement, the Franchisee shall not be directly or indirectly involved in the establishment, operation or provision to any person of access to or use of any Delivery System or Subscriber Management System outside the Regions.

     Subject to Clause 3.8, from the date of this Agreement to the date 6 months after the termination, expiration or assignment of this Agreement, the Franchisee shall not Transmit any Service outside of the Regions.

     From the date of this Agreement to the date 2 years after the termination, expiration or assignment of this Agreement, the Franchisee shall not Transmit any Programs in or outside the Regions sourced from a person other than the Franchisor in respect of which the Franchisor has only a non-exclusive licence in respect of any area within Australia.

     FURTHER ASSURANCE

     The parties shall do all acts and things and enter into such other agreements as are not inconsistent with the provisions of this Agreement to effect the intention and purpose of this Agreement.

     POWER OF ATTORNEY

     Effective upon the occurrence of an Event of Default referred to in Clauses 25.1(f), 25.1(g), 25.1(j) or 25.1(l), the Franchisee irrevocably appoints the Franchisor and each director and secretary of the Franchisor jointly and each of them severally as the attorney of the Franchisee, who shall have the power in the name of the Franchisor or of the Franchisee at any time or times after the date of this Agreement at the cost of the Franchisee:

          to perform all acts and things which the Franchisee is liable to do under this Agreement, a requirement of any governmental agency or any Act; and

          to sign all forms necessary to remove the name of the Franchisee from any register as the persons conducting the Business under any of the Business Names or as the registered user of any of the Trade Marks.

     The Franchisee shall indemnify and keep indemnified the Franchisor, its directors and officers against the consequences of any act, document or thing of or done by the attorney in the name of the Franchisee except in the instance where such act, document or thing is a consequence of the negligence or wilful default of the attorney or any such aforementioned person.

     FORCE MAJEURE

     Notwithstanding any other Clause of this Agreement, the obligations of a party imposed by this Agreement and any time requirements under this Agreement shall be suspended during the time and to the extent that that party is prevented from or delayed in complying with that obligation by Force Majeure.

     Each party shall, on becoming aware of Force Majeure, immediately inform the other party and use its best efforts to remedy that Force Majeure or to procure alternative means reasonably available to enable performance of this Agreement to continue as if no Force Majeure had occurred.

     NOTICES

     Any request, order, notification, document, consent or other communication to be given by any party to another shall be in writing and shall be deemed to be sufficiently given if sent by pre-paid registered mail or facsimile transmission to the address or facsimile number set out following the name of that party at the commencement of this Agreement (or such other address or facsimile number which is notified under this Clause).

     Any such request, order, notification, document, consent or communication if sent by pre-paid registered mail shall be deemed to be received by the party to whom it is addressed on the next Business Day after posting or if sent by facsimile transmission shall be deemed to be received by the party to whom it is addressed on receipt by the sender of the confirmation at the conclusion of the transmission.

     GOVERNING LAW

     This Agreement shall be governed by and construed in accordance with the laws of and applicable in the State of New South Wales and the parties submit to the jurisdiction of the Federal and State courts within that State.

     MISCELLANEOUS

     This Agreement shall bind the parties and their successors and assigns.

     This Agreement supersedes all and any previous agreements oral or written in respect of the franchise between the Franchisee and the Franchisor (including the Heads of Agreement) and shall constitute the entire agreement between the parties and there are no understandings, representations or warranties of any kind between the parties except as expressly set out in this Agreement. Accordingly, the Heads of Agreement are terminated and shall be of no further force or effect.

     This Agreement shall not be amended except by an instrument in writing signed by the parties and stating the parties' intent to amend this Agreement accordingly.

     The failure of either party to exercise or its delay in exercising any right, power or privilege available to it under this Agreement shall not operate as a waiver or preclude any other or further exercise of such right, power or privilege or the exercise by that party of any other right, power or privilege under this Agreement.

     No agreement, warranty or undertaking contained in this Agreement shall merge on execution or completion of this Agreement, but shall continue after each party has performed their obligations as provided in this Agreement.

     Nothing contained in this Agreement shall constitute a partnership, joint venture or association of any kind between the Franchisor and the Franchisee or render them liable for the debts or liabilities incurred by the other. In particular, the Franchisee will be solely responsible for all loss or damage arising out of the operation of the Business or arising out of the acts or omissions of the Franchisee, its employees, agents, contractors, subcontractors, sublicensees, accountants, solicitors and other advisers in any context and the Franchisee agrees to indemnify and hold harmless the Australis Group against and from any and all such claims, losses and damages (including legal fees on a solicitor and own client basis).

     The parties shall bear their own costs arising out of the preparation of this Agreement, except that the Franchisee shall bear any stamp duty chargeable on this Agreement and any document created pursuant to it.

     Without limitation to the Franchisor's rights to withhold its consent or refuse to act on reasonable grounds, where the Franchisor is required not to unreasonably withhold its consent or is required to act reasonably, in all circumstances the Franchisor shall be deemed to be acting reasonably if it withholds its consent or refuses to act on the grounds that what is proposed to be done will have a detrimental impact on the Franchisor's name and its business of providing and franchising Franchisor's Services or any other Services.
                          SCHEDULE ONE

                            Regions


     Region                                 Map

     The area of Northern New South Wales   Exhibit 1

     The area of Southern New South Wales   Exhibit 1

     The area being the whole of Tasmania
                          SCHEDULE TWO

                     Franchisor's Services


Any subscription television broadcasting service or any subscription radio broadcasting service:

(a) provided, procured or supplied by the Franchisor in respect of which the Franchisor has Transmission rights in the Regions at any time; or

(b) provided by the Franchisor or third parties pursuant to a contract or arrangement between the Franchisor and third parties and in respect of which the Franchisor has Transmission rights in the Regions; or

any subscription television narrowcasting services provided by the Franchisor to subscribers as at the date of this Agreement.
                         SCHEDULE THREE

                   Minimum Subscriber Levels


Period                                  Minimum Subscriber  Level
                                        %

During the Initial Period (Years  0     0%
to 2)

During the period after the end  of     5%
the Initial period for a further  2
years (Years 2 to 4)

During   the   period   after   the     10%
preceding  period for a  further  2
years (Years 4 to 6)

During   the   period   after   the     18%
preceding  period for a  further  2
years (Years 6 to 8)

During   the   period   after   the
preceding  period for a  further  2     30%  or,  if  lower,  the
years (Years 8 to 10)                   percentage from  time  to
                                        time    equal   to    the
                                        percentage calculated  as
                                        s/p  times 90%,  where  S
                                        equals  the total  number
                                        of   subscribers  to  the
                                        Franchisor's     Services
                                        (excluding            the
                                        Subscribers) and P equals
                                        the   total   number   of
                                        occupied          private
                                        dwellings          within
                                        Australia (excluding  the
                                        Regions)  to  which   the
                                        Franchisor's Services can
                                        be  provided  by  use  of
                                        satellite,  MDS  or   any
                                        other  existing means  of
                                        delivery available to the
                                        Franchisor  without   any
                                        material        technical
                                        impairment, calculated at
                                        the  end  of the relevant
                                        Accounting Period

Thereafter (Years 10 to 20)             30%  or,  if higher,  the
                                        percentage from  time  to
                                        time    equal   to    the
                                        percentage calculated  as
                                        s/p  times 90%,  where  S
                                        equals  the total  number
                                        of   subscribers  to  the
                                        Franchisor's     Services
                                        (excluding            the
                                        Subscribers) and P equals
                                        the   total   number   of
                                        occupied          private
                                        dwellings          within
                                        Australia (excluding  the
                                        Regions)  to  which   the
                                        Franchisor's Services can
                                        be  provided  by  use  of
                                        satellite,  MDS  or   any
                                        other  existing means  of
                                        delivery available to the
                                        Franchisor  without   any
                                        material        technical
                                        impairment, calculated at
                                        the  end  of the relevant
                                        Accounting Period
EXECUTED as an agreement.



THE COMMON SEAL of  )
AUSTRALIS MEDIA LIMITED  )
(A.C.N. 059 741 178) is affixed in )
accordance with its articles of    )
association                   )


 .........................................
                                       Signature of authorised person
 ........................................
Signature of authorised person

 .........................................
                                       Print name of authorised person
 ........................................
Print name of authorised person

 .........................................
                                       Office held
 ........................................
Office held




COMMON SEAL of EAST      )
COAST PAY TELEVISION PTY )
LIMITED (A.C.N. 003 546 272) is    )
affixed in accordance with its articles )
of association                     )


 ........................................
 ........................................
Signature of authorised person         Signature of authorised person

 ........................................
 ........................................
Print name of authorised person        Print name of authorised person

 ........................................
 ........................................
Office held                            Office held

             EAST COAST PAY TELEVISION PTY. LIMITED
                      (A.C.N. 003 546 272)
      Level 7, 80 Clarence Street, Sydney 2000, Australia
          Tel:  61 (2) 290 3355 Fax:  61 (2) 290 3322

Australis Media Limited  8th. July 1994
100 Bulwara Road
Pyrmont
NSW 2007


Dear Sir,

We refer to the Franchise Agreement (`the Franchise Agreement') dated of even date herewith and made between Australis Media Limited (`Australis') and the East Coast Pay Television Pty. Limited (`ECT'). This letter has been executed for the purpose of inducing the parties hereto to enter into the Franchise Agreement.

Words and expressions defined in the Franchise Agreement shall have the same meaning when used in this letter. Clauses 1, 2, 3, 4, 5, 6, 7 and 8 below of this letter should be read and construed as forming part of the Franchise Agreement for so long as Century Communications Corp (`Century') has Relevant Interest in ECT. Clauses 9, 10 and 11 shall apply until the Franchise Agreement expires, is terminated or is assigned.

For the purpose of this letter, Century shall be deemed to have a Relevant Interest in ECT if Century directly or indirectly through Controlled Entities (i) owns 25% or more of the issued Securities of ECT, or (ii) owns 20% or more of the issued Securities of ECT and has management responsibility of or for ECT.

Unless and until Century ceases to have a Relevant Interest in ECT the parties agree that:

     All references to Minimum Subscriber level, shall in relation to any Region, mean the actual number of Subscribers for such Region.

     The provisions of clause 3.8 shall not apply in relation to the holder of the A Licence.

     The  provisions of sub-paragraphs (a), (b), (c), (f),  (s),  (t),
     (u), (v), (x), (y) and (z) of clause 5.2 shall not apply.

     The  provisions of sub-paragraphs (b), (c), (d), (e),  (h),  (i),
     (k), (m) and (o) of clause 25.1 shall not apply.

     The provisions of subparagraph (a) of clause 25.1 shall only apply in relation to a breach which is not capable of remedy, and (in relation to a breach which is capable of remedy), shall only apply in the event that such breach has not been remedied within a reasonable period of notice from Australis specifying that breach.

     The provisions of clause 21.2 shall not apply.

     The Franchisee shall be obliged to notify the Franchisor of the occurrence of any Event of Default or breach of the Franchise Agreement promptly upon becoming aware of the same.

     The first paragraph of clause 25.2 shall be amended to read:

     "If an Event of Default or other breach of this Agreement occurs the Franchisor shall issue a notice in writing to the Franchisee requiring the Franchisee to rectify."

     In addition, for the purpose of the Franchise Agreement, and for any agreement or arrangements to be entered into by AML in connection with the A Satellite Licence, AML confirms and agrees that, subject to the law and the requirements of any governmental agency:

     (i) AML consents to ECT and Century holding direct or indirect economic and voting interests (including shares or debentures) in each other, or having common board or management control;

     (ii)      AML consents to ECT having an interest in the A Satellite
          Licence; and

     (iii) AML consents to any arrangements between ECT and Century and their subsidiaries in connection with the listing on any stock market of the securities of any of them.

     AML confirms that AML agrees to amend from time to time the Franchise Agreement, and to act in any way in connection with the A Satellite Licence, to ensure that all applicable laws and requirements of governmental agencies are observed.

     AML confirms that the Franchise Agreement will be amended to extend to the Franchisee the benefit of any better commercial terms offered to any other Franchisee in Australia of the Franchisor's Services.

This letter shall be governed by and construed in accordance with the laws of New South Wales and the parties hereto submit to the jurisdiction of the courts of New South Wales in relation thereto.

Your acknowledgement to and acceptance of the foregoing terms shall be signified by signing and returning this letter to us.


Yours faithfully,
For and on behalf of
East Coast Pay Television Pty. Limited
We hereby accept the terms contained in this letter, For and on behalf of
Australis Media Limited
AUSTRALIS
  MEDIA
LIMITED

A.C.N. 059 741 178

The Directors
East Coast Pay Television Pty Limited
Level 7
55 Grafton Street
Bondi Junction NSW  2022


Dear Sirs

Ancillary Letter to the Franchise Agreement
TNC Heads of Agreement

We refer to the Ancillary Letter between us dated 8 July 1994 (which amended the Franchise
Agreement between us dated 8 July 1994). Words used in this letter have the same definition as in the Franchise Agreement. "We" means the Australis Group. "You" means the ECT Group.

As you are aware, the Franchise Agreement entitles you to enjoy on an exclusive basis in the Regions certain rights and benefits in connection with the activities of the Australis Group (including the rights to or benefits of the Franchisor's Services, the Programs, the Equipment, other Services, the Franchisor's Delivery System, the Subscriber Management System and the Franchisor's Proprietary Rights).

We made the TNC Heads of Agreement with Foxtel (a joint venture formed between Telstra Corporation Limited ("Telstra") and The News Corporation Limited) and others on 9 March 1995 in which we granted to Foxtel the right to distribute by cable the Franchisor's Services, including in the Regions.

You agree that you will make no objection to or claim in respect of the TNC Heads of Agreement on the basis that we both now agree to all of the following:

     When you enter into the proposed Cable Distribution Agreement with Foxtel authorising Foxtel to distribute Services produced or provided by the ECT Group (including the four A Licence Services) throughout Australia by cable, including in the Regions:

          references in the TNC Heads of Agreement to the `Galaxy
          Package' shall mean the four B Licence Services and shall not include any Services provided by the ECT
          Group to us; and

          the  side letter to the TNC Heads of Agreement dated  8
          March 1995 addressed from me to WF Blount for Telstra shall have no force or effect and will not be relied on by anyone.

     We  will  confirm these matters with Foxtel.   Once  agreed,
     these matters will form part of our long form agreements with Foxtel.

     You will remain exclusively entitled to the rights and benefits otherwise given to you under the Franchise
     Agreement in the Regions, but we are entitled to grant to Foxtel in the TNC Heads of Agreement the non-exclusive right (or, if you have agreed to grant to Foxtel the exclusive right to distribute Services produced or provided by the ECT Group in thc Regions, the exclusive right) to distribute our Franchisor's Services by cable in the Regions, on the basis that we will pay to you or at your direction all Profit that we make from Foxtel with respect to the Franchisor's Services in the Regions. `Profit' shall mean all Gross
     Revenues and Benefits payable to us in respect of Foxtel subscribers in the Regions, less only the actual costs incurred by us in providing those things to Foxtel
     (calculated on a per subscriber basis across all Foxtel subscribers to the Services in the Regions). You agree that you will not distribute the Franchisor's Services to or through any cable system not owned by you.

     The   following  additional  amendments  are  made  to   the
     Franchise Agreement:

          until  such  time  as the costs for  each  subscriber's
          Equipment is fully recouped, items (a) and (b) in the definition of `Agreed Costs' are agreed to be A$7 per subscriber per month;

          all reporting and payment obligations under the Franchise Agreement which were less than 30 days are varied to require those reports and payments to be given or made not later than 30 days after the last day of the relevant Accounting Period. In particular, you will not be bound to pay `on account' as set out in clauses 7.3 and 7.6;

          the definition of `Additional Fixed Fee' is amended to delete the mark-up of 10%;

          the definition of `Term' is varied to an initial period of 15 years, with a 10 year further term as provided in Clause 24; and

          we will use our best endeavours to procure the supply of Equipment, goods and services to you as envisaged in Clause 8 of the Franchise Agreement, at the same total cost and terms as are available to us, subject to other volumes, credit, security and financing provisions. Where access Equipment is held by us we will endeavour to make this available to you at our cost.

     If we intend to grant any Franchise in the State of Western Australia and we are unable to agree a franchise agreement with Kerry Stokes or any entity controlled by him, we will give you first refusal, and last matching offer, to enter into that franchise agreement. Neither the Ancillary Letter nor this letter shall apply to such franchise agreement.

     The Option Agreement entered into as of 8 July 1994 is varied to reduce our entitlement to Option Securities to 2% (after reduction in accordance with Clause 3.5), with a commensurate reduction in the Option Price. You and we agree to determine the precise amount of the reduced Option Price within 14 days of the date of this letter. You agree to provide to us all information reasonably necessary to assist us to determine that reduced Option Price with you.

I  have  signed  below to confirm the agreement of the  Australis
Group to all of the above, which shall become effective only when:

          representatives of the ECT Group and Foxtel execute the Cable Distribution Agreement; and

          the parties to the Cable Distribution Agreement receive an authorisation, approval or notification from the Trade Practices Commission and the Australian Broadcasting Authority that they have no objection to the Cable Distribution Agreement between the ECT Group and Foxtel.

The   above   conditions  may  not  be  waived  by  you.    After
satisfaction of these conditions, the Ancillary Letter, the Option Agreement and the TNC Heads of Agreement shall be deemed amended as set out above.

Yours sincerely
AUSTRALIS MEDIA LIMITED
Per:  Rodney F Price - Chairman
Please sign below to confirm the agreement of the ECT Group.
Agreed and accepted:
EAST COAST PAY TELEVISION PTY LIMITED
Per:  Bernard P Gallagher - Director




                                                   EXHIBIT 10(jj)











                   OPTUS NETWORKS PTY LIMITED
                           ("Optus")







                    AUSTRALIS MEDIA LIMITED
                              and
             CONTINENTAL CENTURY PAY TV PTY LIMITED
                     (together, "Customer")










                OPTUS-CUSTOMER SERVICE AGREEMENT

                       TABLE OF CONTENTS


                                                             Page
Interpretation 1
Application of Table A   2
Preference Shares   2
Registration of Transfers     2
Broadcasting Services Act - Limitation on Ownership    3
Power to Buy Back Shares 5
Number of Directors 5
No Share Qualification   6
Quorum at Meetings  6
Chairman  6
Circular Resolutions     6
Defects in Appointments  6
Powers to Declare Dividends and Pay Interest 7
Differential Dividends   7
Telephone Meetings of Directors    8
Proprietary Company Restrictions   8
Alterations to Table A   8
Articles of Subsidiaries 8
Special Resolutions 8
General Meetings    9
Quorum at General Meetings    9
Indemnity of Officers    9
Insurance of Officers    9
Meaning of     10
SERVICES  1
THE AGREEMENT  2
CONDITIONS SUBSEQUENT    2
DEFINITIONS AND INTERPRETATION     3
PROVISION OF SERVICES    1
OPERATING TERM 1
CHARGES AND BILLING 2
THE AGREEMENT DOCUMENTS  4
MAINTENANCE    4
VARIATIONS TO UPLINK EIRP     5
RELOCATION OF SATELLITE COMPONENTS 5
RELOCATION OF SATELLITES 6
No clause.     6
SERVICE FAILURE AND RESTORATION    6
LICENSES  8
CUSTOMER OBLIGATIONS     8
INDEMNITIES    11
LIABILITY 14
INTERRUPTIONS AND REBATES     16
TERMINATION    20
FORCE MAJEURE  22
CONFIDENTIALITY     23
GENERAL   24
NOTICES   25
DISPUTE RESOLUTION  26
PROVISIONS RELATING TO INDEMNITIES 27
GOVERNING LAW AND JURISDICTION     27


Annexure A - Equipment

Annexure B - Warranted Service Performance Levels

Annexure C - Customer Equipment Specifications and Performance
Levels
                OPTUS-CUSTOMER SERVICE AGREEMENT


THIS AGREEMENT made the ____ day of _______________ 1994

BETWEEN

OPTUS NETWORKS PTY LIMITED ACN 008 570 330 having its principal office at 101 Miller Street, North Sydney, New South Wales, 2060
("Optus")

AND

AUSTRALIS MEDIA LIMITED ACN 059 741 178 of 100 Bulwara Road,
Pyrmont, New South Wales, 2009 and CONTINENTAL CENTURY PAY TV PTY
LIMITED ACN 059 914 840 of Level 40, 50 Bridge Street, Sydney,
New South Wales (together, the "Customer")

RECITALS

A. Optus is licensed as a general carrier pursuant to the Telecommunications Act 1991 (Cth) ("Act").

B. Australis Media Limited and Continental Century Pay TV Pty Limited each directly or indirectly holds a satellite subscription television broadcasting licence issued under the Broadcasting Services Act 1992 (Cth) which authorises the provision of subscription television broadcasting services via satellite.

C. The Customer provides or proposes to provide subscription broadcasting television services to consumers via satellite.

D. Optus has agreed to provide the Services to the Customer on the terms and conditions of this Agreement.

NOW IT IS HEREBY AGREED as follows:

     SERVICES

     Subject to the terms and conditions of this Agreement Optus and the Customer agree that Optus will provide to the Customer the Services and the Customer will pay to Optus the charges for such Services.

     THE AGREEMENT

     This Agreement between the parties comprises:

          this document headed Optus-Customer Service Agreement;

          the attached Terms and Conditions;

          the attached Customer Services Plan.

     If there is any conflict between any of the documents referred to above then such conflict will be resolved according to the documents' precedence in the order in which they are listed.

     CONDITIONS SUBSEQUENT

     Australis Media Limited ("Australis") shall on or before 1
     November 1994:

          assign all of its right, title and interest in this Agreement to the holder of satellite subscription television broadcasting licence "B" ("Licensee");

          procure that the Licensee accepts such assignment and agrees to be bound by the terms of this Agreement as though named in this Agreement in the place of Australis;

          provide a guarantee by Australis or such Related Body
          Corporate of Australis as shall be reasonably acceptable to Optus of the performance by the Licensee of its obligations under this Agreement, substantially in the form of Attachment 1; and

          provide a certificate by Australis or other guarantor acceptable to Optus, as the case may be, substantially in the form of Attachment 2.

     If the conditions specified in clause 3.1 are not satisfied by 1 November 1994 or such later date as Optus may agree, Optus shall be entitled by notice given to the Customer in accordance with clause 21.1 of the Terms and Conditions to terminate this Agreement.

     Continental Century Pay TV Pty Limited consents to the assignment contemplated in clause 3.1 and shall use its reasonable endeavours to facilitate such assignment.


SIGNED FOR AND ON BEHALF OF   )
OPTUS NETWORKS PTY LTD        )
by Robert Mansfield                )
in the presence of                 )


____________________________________
__________________________________
Witness                            Robert Mansfield



SIGNED FOR AND ON BEHALF OF   )
AUSTRALIS MEDIA LIMITED       )
by Neil Gamble                )
in the presence of                 )


____________________________________
__________________________________
Witness                            Neil Gamble



SIGNED FOR AND ON BEHALF OF   )
CONTINENTAL CENTURY PAY TV    )
PTY LIMITED                   )
by Vanda Gould                )
in the presence of                 )


____________________________________
__________________________________
Witness                            Vanda Gould



                          ATTACHMENT 1


                           GUARANTEE


     In consideration of Optus Networks Pty Limited ("Optus") entering into a Customer Services Agreement dated 14 October 1994 between Optus, Australis Media Limited ("Guarantor") and Continental Century Pay TV Pty Limited ("Agreement") at the request of the Guarantor and payment of the sum of $20, receipt of which is acknowledged by Optus, the Guarantor:

          unconditionally and irrevocably guarantees to Optus on demand the due and punctual performance by the holder of satellite subscription television broadcasting licence "B" ("Licensee") of all its obligations under the Agreement; and

          indemnifies Optus from and against any liabilities which may be incurred or sustained by Optus in connection with any default or delay by the Licensee in the due and punctual performance of any of its obligations under the Agreement.

     Liability unaffected by other events

     The liability of the Guarantor under this clause is not affected by any act, omission or thing which, but for this provision, might in any way operate to release or otherwise exonerate or discharge the Guarantor from any of its obligations including (without limitation) the grant to the Licensee or any other person of any time, waiver or other indulgence, or the discharge or release of the Licensee or any other person from any obligation.

     Continuing guarantee and indemnity

     This clause shall:

          extend to cover this Agreement as amended, varied or replaced, whether with or without the consent of the Guarantor; and

          be a continuing guarantee and indemnity and shall remain in full force and effect for so long as the Licensee has any liability or obligation to Optus under this Agreement and until all of those liabilities or obligations have been fully discharged.

                          ATTACHMENT 2

                CERTIFICATE CONCERNING GUARANTEE

It is certified that:

     At a duly constituted meeting of the directors of Australis Media Limited ACN 059 741 178 ("the Company"), resolutions were duly passed to authorise the Managing Director of the Company to execute on behalf of the Company a guarantee ("Guarantee") in favour of Optus Networks Pty Limited ("Optus"), in relation to the performance by the holder of satellite subscription television broadcasting licence "B" from time to time of its obligations under a Customer Service Agreement between Optus, the Company and Continental Century Pay TV Pty Limited.

     At that meeting, the directors considered the issue of benefit to the Company as a result of the giving of the Guarantee. The directors were unanimously of the view that the giving of the Guarantee did result in a satisfactory benefit to the Company which justified the Company granting the Guarantee.

     The Company is not in liquidation nor is it liable to be wound up nor is there any action pending against the Company for its liquidation or any meeting called for the purpose of proposing its liquidation.

     There are no proceedings pending in any Court against the Company.

     The Company has not received any notice under section 460 of the Corporations Law nor any notice of appointment of receiver, manager, official manager or provisional liquidator.

     The Company has no liabilities other than normal current trading debts and in particular has no outstanding liabilities to the Commissioner of Taxation in respect of outstanding group tax or any other liability.

     The Company is not a trustee of any trust fund or settlement.

     No charge over any of the assets or undertaking of the Company is in existence.

     The copy of the Memorandum and Articles of Association annexed and marked with the letter "A" is a true and complete copy of the Memorandum and Articles of Association of the Company as at the date of this declaration.

     The Company acknowledges that Optus is relying upon the correctness of the above representations and statements and that it is on the basis of those representations and statements and in reliance on the Guarantee that Optus has agreed to enter into the Customer Service Agreement.


Dated this               day of October 1994




____________________________________
Director




____________________________________
Director


                      TERMS AND CONDITIONS


     DEFINITIONS AND INTERPRETATION

     In these Terms and Conditions and, if the context so requires, elsewhere in the Agreement:

     "Agreement" means all the documents specified in paragraph 2 of the document headed Optus - Customer Service Agreement to which these Terms & Conditions are attached;

     "AUSTEL" means the Australian Telecommunications Authority or its successor;

     "B-Series Satellite" means a member of the second generation of Satellites launched or planned for launch (commencing in 1992) for the purposes of the business conducted by Optus and known generally as the B-Series Satellites;

     "Bank" means an organisation authorised to conduct banking business under the Banking Act 1959 (Cth);

     "Business Day" means any date on which Banks are open for business in Sydney excluding Saturdays, Sundays and public holidays;

     "Business Hours" means between the hours of 9.00am and 5.00pm on a day which is a Business Day;

     "Commencement Date" means, in respect of a Service, the later of:

          the date referred to as such in respect of that Service in the Customer Services Plan;

          the date on which Optus certifies to the Customer in writing that the tests specified in the Testing
          Protocol in respect of that Service have been performed and that the relevant minimum standards specified in the Testing Protocol have been achieved; and

          such other date as Optus and the Customer may in writing agree;

     "Consumer Equipment" means any equipment which may be owned or leased by, or otherwise provided to, consumers of broadcasting and television services including, without limitation, signal reception equipment;

     "Continuity Discount" means, in relation to a Service, the amount of any discount against Optus" charges for that Service available to the Customer under the relevant Tariff (whether or not described as a "continuity discount") determined by referenced to the length of the period agreed by Optus and the Customer in which the Service is to be provided.

     "Contribution Component" means, in respect of a Service, the component of that Service referred to as such in the relevant Tariff;

     "Cumulative Annual Availability Benchmark" means in respect of a signal comprising part of a Service Component, the cumulative annual availability benchmark specified in respect of that signal in Annexure B.

     "Customer Associates" means:

          (a) the Customer's officers, employees, agents, contractors, sub-contractors and consultants; and

          (b) parties (other than Optus) to whom the Customer directly or indirectly resells or provides capacity of whole or part of a Service and the officers, employees, consultants, agents, contractors and sub-contractors of such parties, and includes customers of Optus when acting in such capacities;

     "Customer Conduct" means any breach of this Agreement by the Customer and any act or omission (including negligent and other tortious acts or omissions) of the Customer or a Customer Associate in connection with the use of a Service or the System (including, without limitation, acts or omissions of the type listed in clauses 14.2 and 14.9) other than an act performed or omission made without negligence in accordance with the provisions of this Agreement or a direction given from time to time by Optus;

     "Customer Equipment" means:

          (a) any equipment which may be owned or leased by, or otherwise provided to, the Customer (excluding receive only earth stations licensed by the Federal Department of Communications and the Arts or AUSTEL or any other body having appropriate jurisdiction to provide the Customer's services through transmitters and also excluding Consumer Equipment); or

          (b) any service which may be provided by a third party to the Customer,

     and which is used in connection with the Services or the System;

     "Customer Services Plan" means the document which identifies operational parameters, origins and destinations of the Customer's Services as amended from time to time in accordance with this Agreement. A copy of the Customer Services Plan at the date of this Agreement has been signed for identification by the parties;

     "Digicipher II" means the Digital Television Compression
     System referred to in Appendix 5 of the Digital Transmission
     Standard as at 3 May 1994;

     "Digital Transmission Standard" means the digital transmission standard for Australian satellite subscription television broadcasting services agreed by satellite subscription television broadcasting licensees "A" and "B" and declared by the Minister for Communications and the Arts pursuant to Section 94(1) of the Broadcasting Services Act, 1992 (Cth) on 3rd May 1994 as amended or replaced from time to time;

     "Distribution Component" means, in respect of a Service, the component of that Service referred to as such in the relevant Tariff;

     "DTH Component" means, in respect of a Service, the component of that Service referred to as such in the relevant Tariff;

     "EIRP" means effective isotropic radiated power, as defined in AUSTEL Technical Standard TS 020-1991 (as amended or replaced from time to time);

     "Emergency" means any event or circumstance in which Optus reasonably considers that urgent or immediate action is required in relation to the System or any one or more System
     Components in order to:

          (a) maintain or maximise the provision of Services or the provision of services to other customers of Optus in accordance with warranted levels;

          (b) prevent any temporary or permanent failure of or damage to, the System or any one or more System
          Components; or

          (c) preserve the integrity of the System for the provision of services to any or all of Optus' customers;

     "Financial Year" means a year commencing on 1st July immediately after midnight of 30th June and ending at midnight on the following 30th June;

     "Force Majeure Event" affecting a person means anything outside that persons's reasonable control, including but not in any way limited to:

          (a) acts of god or the public enemy; national emergencies, asteroids or other space calamity; use of atomic weapons or nuclear fusion or fission;
          radioactive contamination; insurrection; riot, hostile or warlike action in peace or war; sabotage;

          (b) strikes, lockouts, labour disputes, work stoppages, embargoes or any other labour difficulties;

          (c)  Government Action.

     "Government Action" means any action or inaction of, or any law, order, proclamation, regulation, ordinance, demand or requirement lawfully made by, any government or any department, authority, commission or lawful representative of any government or any civil or military authority;

     "Gross Negligence" has the meaning specified in clause 1.3;

     "HomeCast 1 Service" means the Optus Homecast Service as described in the Optus Homecast Service Tariff in force as at the date of this Agreement comprising the DTH Component or a combination of the DTH Component with either or both of the Contribution Component and the Distribution Component;

     "HomeCast 2 Service" means the service replacing the HomeCast 1 Service and comprising the HomeCast 1 Service varied in such manner as shall be appropriate to reflect the adoption in the DTH Component of a multiplexing system and baseband coding system conforming with Digicipher II;

     "Interest Rate" means a rate 2% above:

          (a)  the Reference Rate published by Australia and New
          Zealand Banking Group Limited ("ANZ"); or

          (b) if the ANZ ceases to publish the Reference Rate or for any reason the Reference Rate cannot be determined in respect of all or part of the period in respect of which interest is to be calculated , the indicator lending rate published by any Bank nominated by Optus, in effect during the period in respect of which interest is to be calculated;

     "Interference" means electromagnetic radiation emanating from any source (including, without limitation, the emission of signals from a Satellite or any other space satellite, the emission of spurious signals from defective equipment, unauthorised transmissions to a Satellite, and the interaction of two or more signals authorised for transmission to a Satellite) having or capable of having a detrimental effect on the Satellite Component of one or more Services or on the Satellite component of any one or more services provided to any customer of Optus;

     "Interruption" means any occasion on which a Service or a signal comprising part of a Service Component fails to meet the Warranted Service Performance Levels and "Interrupted" has a corresponding meaning;

     "Level 1 Service" means:

          (a) a Service in respect of which the level of service priority designated in the Customer Services Plan is "level 1"; and

          (b) any service provided by Optus to another customer by means of a Transponder, in respect of which the level of service priority designated in the customer services plan for that customer (or otherwise applicable to that service) and described in the relevant tariff approved by AUSTEL from time to time is "level 1" or "Premium";

     "Level 2 Service" means:

          (a) a Service in respect of which the level of service priority designated in the Customer Services Plan is "level 2"; and

          (b) any service provided by Optus to another customer by means of a Transponder, which is not a Level 1
          Service;

     "Licences" means all licences (including class licences administered by AUSTEL and, where required by AUSTEL, registration under any relevant class license), authorities, consents, approvals or permits which the Customer is required to hold or to have obtained in order to lawfully transmit or receive Telecommunications Traffic or to provide subscription television broadcasting services via satellite;

     "Losses" means all losses, damages (including damage to persons or property), claims, liabilities, demands (whether in contract or tort and whether direct, indirect, foreseeable, consequential or economic) and all expenses, legal or otherwise, of whatever kind and nature;

     "Maintenance" means such tests, adjustments or modifications to or in relation to any System Component, and all other acts and things, as may accord with good satellite and telecommunications practice for the maintenance from time to time of the System in efficient working order;

     "month" means a calendar month;

     "Non-penalty Rebateable Interruption" means:

          a Rebateable Interruption of the type specified in clause 6.1(a) (to the extent that the Interruption does not exceed the agreed duration of Maintenance), clause 6.1(b) (Emergency Maintenance), clause 8.3 (relocation or repolarisation) or clause 9.2 (removal or relocation of satellite or variation of orbit characteristics); and

          a Rebatable Interruption resulting from any Force
          Majeure Event affecting Optus or any person engaged by Optus to supply equipment (including computer software) or to perform services on its behalf.

     "Operating Term" means the term of this Agreement as specified in clause 3.1;

     "Optus" means Optus Networks Pty Limited, its successors and assigns;

     "Optus Associates" means officers, employees, consultants, agents, contractors or sub-contractors of Optus or any Related Body Corporate of Optus, including customers of Optus or any Related Body Corporate of Optus when acting in such capacities;

     "Optus Equipment" means all equipment which forms part of the System other than a Transponder and a Satellite carrying a Transponder;

     "Optus Operating Procedures" means the document setting out the technical standards and day to day operating procedures for the coordination of access to the System, as varied, amended, cancelled or replaced by Optus from time to time.

     "Partial HomeCast 1 Service" means a temporary service comprising the HomeCast 1 Service DTH Component (limited to one Transponder only and providing a maximum of five digital video channels) or, if so agreed by Optus and the Customer, comprising a combination of such DTH Component (as so limited) with either or both of the Contribution Component and the Distribution Component of the HomeCast 1 Service. Such service shall be deemed, for the purposes of clause 11 of this Agreement, to be a HomeCast 1 Service and shall cease to be provided on commencement of the HomeCast 1 Service;

     "Priority Date" means:

          for any Service in operation or specified in the Customer Services Plan at the date of this Agreement, the date midway between the Commencement Date in respect of that Service and the date of actual commencement of that Service, except that the Priority Date for the HomeCast 2 Service shall be 1 December 1994;

          for services neither in operation nor identified in the Customer Services Plan at the date of this Agreement, the date on which provision of the relevant Service commences;

          for a service provided by means of a Transponder by Optus to another customer, the priority date of that service as computed in accordance with the relevant tariff approved by AUSTEL from time to time or any relevant agreement.

     "Priority Service" means, in relation to a Level 2 Service:

          any Level 1 Service; and

          any Level 2 Service having a higher priority ranking
          (determined in accordance with any relevant tariff approved by AUSTEL from time to time or any relevant agreement);

     "Rebatable Interruption" means (notwithstanding any provision of any relevant Tariff) an Interruption arising from any cause other than:

          Sun Transit, rain, storm or hail;

          a suspension or cessation of a Service pursuant to clause 13.4 except where Optus has incorrectly determined that any Customer Equipment or any transmission of Telecommunications Traffic by the Customer caused the Interference that resulted in the suspension or cessation;

          any act or omission by the Customer or a Customer Associate other than an act performed or omission made in accordance with the provisions of this Agreement or performed or made at the direction of Optus or its officers;

          the failure or malfunction of equipment (including Customer Equipment), computer software, power supply (including the power supply to Optus Equipment situated in the Customer's premises), facilities or services:

          _    (i)       operated or provided by the Customer or a Customer
               Associate, or

                    (ii) operated or provided to the Customer by
               any third party;

               provided that, such failure or malfunction has not been caused by a negligent act or omission of Optus or an Optus Associate or, in the case of Customer
          Equipment situated in Optus' premises, the failure of the power supply,

     except that an Interruption shall not be a Rebatable
     Interruption during any period in which Optus is delayed or prevented from taking remedial action in respect of that Interruption by reason of:

          any request by the Customer. Optus shall consult with the Customer where Optus determines that compliance with such a request may delay or prevent remedial action;

          any act or omission of the Customer or a Customer
          Associate; or

          a reasonable determination by Optus or a Related Body
          Corporate of Optus that such remedial action will adversely affect services provided to other customers of Optus.

     "Rebate Year" means, in respect of a Service, the period of twelve months commencing on the Commencement Date in respect of that Service and each period of twelve months commencing on an anniversary of such Commencement Date.

     "Regulation" means any regulation, order, determination or other statutory instrument under the Broadcasting Services Act 1992 (Cth), the Telecommunications Act 1991 (Cth) the Radiocommunications Act 1992 (Cth) or any other Act which regulates telecommunications or any aspect of the provisions of Services and any regulation, order, directive or determination by a Minister of the Crown, AUSTEL, the Australian Broadcasting Authority, the Spectrum Management Agency or any other person or body having appropriate jurisdiction;

     "Related Body Corporate" has the same meaning as in section
     9 of the Corporations Law;

     "Satellite" means a space satellite launched for the purposes of the business conducted by Optus or which is used by Optus for such purposes;

     "Satellite Component" means, in respect of a Service, that part of the Service provided by means of Satellite;

     "Services" means the Partial HomeCast 1 Service, the
     HomeCast 1 Service and the HomeCast 2 Service and "Service" means any of them;

     "Service Component" means any one of the Contribution
     Component, the Distribution Component and the DTH Component;

     "Service Description" means, in respect of a Service, the description of that Service set out in the relevant Tariff;

     "Service Failure" means:

          in relation to a service, an Interruption where Optus reasonably determines that (disregarding any right Optus may have to discontinue another service in order to restore that Service) Optus has no readily available means to restore that Service; and

          in relation to a service provided to another customer, any occasion on which that service fails to meet the warranted service performance levels in respect of that service, as specified in the relevant tariff approved by AUSTEL from time to time or in any relevant agreement, where Optus reasonably determines that (disregarding any right Optus may have to discontinue another service in order to restore that service) Optus has no readily available means to restore that service.

     "System" is the means (including one or more Satellite
     Components) by which Optus provides services (including the Services) to its customers;

     "System Components" means any equipment or facilities forming part of the System, including Transponders and Satellites;

     "Sun Transit" means any period during which electromagnetic radiation from the sum causes and Interruption;

     "Tariff" means, in respect of a Service, the tariff approved by AUSTEL from time to time in respect of that Service.

     "Telecommunications Traffic" means sounds, images, data or signals which are transmitted or received by means of a telecommunications service as defined in the Telecommunications Act 1991 (Cth);

     "Testing Protocol" means the testing protocol signed by Optus and the Customer for the purposes of identification;

     "Transponder" means that part of a Satellite which is capable of receiving, amplifying, translating and re-transmitting Telecommunications Traffic;

     "Transponder Service" means a Service any part of which is provided by means of a Transponder;

     "Warranted Service Performance Levels" means:

          in respect of the Partial HomeCast 1 Service, the performance standards specified in Annexure B, insofar as applicable;

          in respect of the HomeCast 1 Service, the performance standards specified in Annexure B;

          in respect of the HomeCast 2 Service, such performance standards as Optus shall reasonably determine in consultation with the Customer, which shall in all material respects be no less favourable to the Customer than the performance standards applicable in respect of the HomeCast 1 Service immediately prior to the first provision of the HomeCast 2 Service.

1.2 Notwithstanding that this Agreement may deal with the provision of more than one Service and that in certain respects such Service is individually referred to, this Agreement will comprise a single Agreement, which is not intended to be and will not be construed as containing a separate agreement in respect of each Service.

3 For the purpose of this Agreement, negligence will constitute "gross negligence" only if a negligent act or omission occurs and Optus or an Optus Associate (as the case may be) either committed the act or allowed the omission to occur in reckless disregard of the consequences of the act or omission.

4 Words importing the singular number include the plural and vice versa and words importing the masculine, feminine or neuter gender will include the other genders. Marginal notes and headings will not affect the construction of this Agreement. Any references to statutes or regulations made pursuant to such statutes will be to such statutes and regulations as amended or substituted from time to time. All references to times will be to Australian Eastern Standard Time. Any reference to "person" or "persons" in this Agreement will include the Commonwealth of Australia, a State thereof and any company, corporation or other bodies corporate and any agency, authority or instrumentality of any State (or of the Commonwealth of Australia) of whatsoever nature or kind and howsoever named or called, and any association or any partnership.

     PROVISION OF SERVICES

     Subject to the Customer Services Plan and the terms and conditions of this Agreement, Optus will during the Operating Term provide the Services to the Customer. The obligation of Optus to provide a Service shall commence on the Commencement Date in respect of the relevant Service. The Customer shall be entitled to observe the conduct of the tests specified in the Testing Protocol.

     Optus will, except insofar as any failure to meet the Warranted Service Performance Levels is due to a failure by the Customer to comply with its obligations under this Agreement including, without limitation, the Customer's obligation under clause 13.1(g), meet with the Warranted Service Performance Levels for each Service from the commencement of provision of that Service until this Agreement is terminated in respect of that Service or expiration of the Operating Term whichever first occurs.

     Optus and the Customer shall consult in good faith concerning any proposed changes to the Digital Transmission Standard in connection with the introduction of the HomeCast 2 Service and Optus shall use its reasonable endeavors to ensure that a Tariff is filed (and maintained) facilitating the provision of the HomeCast 1 Service and the HomeCast 2 Service.

     Optus shall ensure that the price initially payable by the Customer for the provision of not more than 10 HomeCast 2 Service channels under the Tariff first filed in relation to the HomeCast 2 Service shall be no higher than the price payable by the Customer for the HomeCast 1 Service at the Commencement Date of the HomeCast 2 Service.


     Optus and the Customer shall as soon as reasonably practicable negotiate in good faith (and implement) a transition plan governing the practical steps to be taken by Optus and the Customer to facilitate the adoption of Digicipher II and the provision of the HomeCast 2 Service.

     Optus shall not be obliged to provide the HomeCast 2 Service until such transition plan has been finalized to its reasonable satisfaction, including the extent, if any, of the responsibility of Optus in relation to Interruptions associated with the transition.

     OPERATING TERM

     Subject to earlier termination in accordance with this Agreement, the term of this Agreement shall commence on the date of this Agreement and expire on the tenth anniversary of the Commencement Date in respect of the Service first provided under this Agreement.

     Notwithstanding any other provision of this Agreement, the Customer shall be entitled on not less than six months' prior written notice to Optus given in accordance with clause 21.1 (which notice shall not be given prior to the expiration of the initial 2.5 years of the Operating Term) to require that Optus cease to provide the Contribution Component to the Customer.

     CHARGES AND BILLING

     The Customer shall pay all Optus' charges in accordance with this clause 4. The obligation of the Customer to pay Optus' charges in respect of a Service shall commence on the Commencement Date of that Service.

     Optus' charges in respect of any Service (exclusive of any duties, taxes (including without limitation any value added, consumption or goods and services tax) or similar imposts which may in future be imposed on a payment for a Service) shall be:

          in respect of the partial HomeCast 1 Service:

                    (i) 50% of the amount of Optus' charges at the relevant time in respect of the DTH Component under the Optus HomeCast Service Tariff in force at the date of this agreement; and

                    (ii) if Optus and the Customer agree that the
               Service will include either or both of the Contribution Component and the Distribution Component of the HomeCast 1 Service, 100% of the amount of Optus' charges at the relevant time in respect of the relevant Service Component or Components, as the case may be, under the Optus HomeCast Service Tariff in force at the date of this agreement.

          in respect of the HomeCast 1 Service:

                    (i) the amount set out in the Tariff in respect of that Service as in force at the date of this Agreement, as increased from time to time in accordance with clause 4.3; or

                    (ii) if Optus subsequently files a Tariff which
               specifies an amount in respect of that Service which is lower than the amount referred to in paragraph (i), the amount set out in such subsequently filed Tariff, as increased from time to time in accordance with clause 4.3;

          in respect of HomeCast 2 Service:

                    (i) subject to clause 2.4, the amount set out in the Tariff in respect of that Service as in force at the date of commencement of that Service, as increased from time to time in accordance with clause 4.3; or

                    (ii) if Optus subsequently files a Tariff which
               specifies an amount in respect of that Service which is lower than the amount referred to in paragraph (i), the amount set out in such subsequently filed Tariff, as increased from time to time in accordance with clause 4.3;

          (a) Not later than 1 April in each calendar year during the Operating Term ("Review Date") Optus will (subject to paragraph (b)) give notice to the Customer ("Review Notice") of Optus' charges for the following Financial Year. The charges specified in a Review Notice shall not exceed the charges applicable in the Financial Year current at the Review Date by a percentage greater than the percentage change in the All Groups Consumer Price Index (weighted average of eight capital cities ("CPI") published by the Australian Bureau of Statistics or its successor between the December quarter of the Financial Year current at the Review Date and the previous December quarter.

          If the publication of the CPI in respect of the December quarter of any Financial Year is delayed beyond 1 April in that Financial Year, Optus shall be entitled to issue the Review Notice at any time within 30 days following such publication. Pending issue of a Review Notice, the Customer shall continue to pay Optus' charges at the rate applicable in the Financial Year in which, were it not for such delay, Optus would have been required pursuant to paragraph (a) to issue the Review Notice. The Customer shall within 30 days following the delayed issue of a Review Notice pay to Optus the amount (if any) by which the amount payable by the Customer in accordance with Optus' charges specified in the Review Notice for the relevant Financial Year exceeds the amount actually paid to Optus by the Customer in respect of the provision of Services between the commencement of the relevant Financial Year and the issue of the Review Notice.


          If the publication of the CPI is discontinued Optus and the Customer shall negotiate in an effort to determine an appropriate substitute index and if Optus and the Customer are unable to agree then the president or other senior executive officer of the Institute of Chartered Accountants (New South Wales Division) may be requested by either party to determine a substitute index and his or her determination shall be final and binding on the parties. In so acting, the president or other senior executive officer shall be deemed to be acting as an expert and not as an arbitrator and the costs of the president or other senior executive office of so acting shall be borne equally between Optus and the Customer.

     During the Operating Term, Optus' charges for a Service will be payable in advance on or before the first business day of each month.

     Notwithstanding clause 4.4:

          the Customer has paid to Optus a deposit of $425,000 ("Deposit"). The Deposit (together with 50% of the amount of interest which would notionally have been earned on the Deposit had it been invested for 12 months following the Commencement Date in respect of the Service first provided under this Agreement at the annual rate of 5% ("Interest Entitlement")) shall be applied against Optus' charges in respect of the provision of the Services following the first anniversary of the Commencement Date in respect of the Service first provided under this Agreement (to the intent that the Deposit and the Interest Entitlement shall be credited against Optus' charges in respect of the provision of the Services during the month immediately following that anniversary), but shall not otherwise be refunded or applied for the benefit of the Customer; and

          the Customer shall on 18 October 1994 provide to Optus an unconditional, irrevocable bank guarantee issued by a Bank in an amount not less than $1,475,000. Optus shall be entitled from time to time to call on the bank guarantee where, during the period of 12 months following the Commencement Date in respect of the Service first provided under this Agreement, Optus becomes entitled to terminate this Agreement but shall only do so to the extent that Optus provides to the Customer copies of receipts, invoices or other evidence of payment of amounts, or the incurring of cost, expense or liability (including, without limitation, reasonable salary costs), in connection with the carrying our by, for, or on behalf of Optus of work preparatory to providing the Services to the Customer. Optus shall return the bank guarantee to the Customer within 14 days after such period of 12 months ends.

     The Customer acknowledges that, having regard to the substantial costs incurred by, for or on behalf of Optus in carrying out work preparatory to providing the Services to the Customer, the requirement under this clause for payment of the Deposit and the entitlement of Optus under this clause to have recourse to the bank guarantee, is fair and reasonable.

     Optus will invoice the customer before the start of each month detailing the charges for each Service, any other charges and any rebate of charges for each Service.

     All payments by the Customer will be made into a bank account nominated by Optus from time to time or by cheque in favour of Optus or its nominee and delivered to Optus' principal or nominated office in New South Wales. The obligation of the Customer to make a payment pursuant to this Agreement will be discharged on the date on which payment is made to Optus or the nominated bank account or the date on which the cheque payment is received at Optus' principal or nominated office in New South Wales unless the payment is not cleared through the banking system.

     Without prejudice to Optus' other rights under this Agreement; if any amount payable by the customer pursuant to the Agreement is not paid when due, that amount will bear interest, calculated at the Interest Rate and compounding monthly, from the due date of payment until the actual date of payment.

     THE AGREEMENT DOCUMENTS

     The Customer is aware at the date of this Agreement of the terms and conditions, specifications and details set out in the documents which comprise this Agreement.

     MAINTENANCE

     Optus shall be entitled at any time and from time to time to carry out maintenance. In this regard:

          subject to paragraph (b), Optus will consult with the Customer prior to carrying out any Maintenance and will carry out the relevant Maintenance at times and for durations as may be agreed between Optus and the Customer (such agreement not to be unreasonably withheld). Optus will use its reasonable endeavours to avoid carrying out maintenance during such peak viewing times as may be notified by the Customer to Optus in accordance with clause
          21.3 from time to time. The period of any Interruption arising from such Maintenance shall (unless falling within one of the exceptions in the definition of the term "Rebateable Interruption") be a Rebateable Interruption; and

          if Maintenance is required as a result of an emergency, optus will endeavour to minimise the period of any consequent Interruptions. such Interruption shall (unless falling within one of the exceptions in the definition of the term "Rebateable Interruption") be a Rebateable
          Interruption.

     VARIATIONS TO UPLINK EIRP

     If the Customer elects to use an earth station other than one provided by Optus, then, to compensate for possible changes in satellite transponder characteristics, Optus may at any time and from time to time give notice to the Customer in accordance with clause 21.3, either advising an increase to or directing a reduction in the uplink EIRP of any earth station used by the Customer or otherwise requiring compliance with Optus' Operating Procedures. The Customer will comply with any such direction either:

          forthwith, if Optus determines that an Emergency exists or where there is Interference to services provided to third parties; or

          within a reasonable time, in any other circumstances.

     Optus shall endeavour to maximise the period of any notice given pursuant to clause 7.1 and shall consult with the Customer before issuing a direction pursuant to clause 7.1 (except in cases of Emergency).

     The issuing of a direction by Optus pursuant to clause 7.1 shall not operate to diminish the Warranted Service Performance Levels.

     RELOCATION OF SATELLITE COMPONENTS

     Optus will not, except in cases of Emergency or with the consent of the Customer, change the orbit location or polarisation of transmit beams of a Satellite Component used in the provision of any Service. In this regard:

          if relocation or repolarisation is required as a result of an Emergency, Optus will use its best endeavours (subject to its obligations in respect of any Priority Service) to restore the relevant Service or Services without reduction of service quality or need for equipment modification; and

          in the case of any relocation or repolarisation undertaken with the consent of the customer, Optus will consult with the Customer prior to carrying out any relocation or repolarisation which may have an adverse effect on the Customer in an endeavour to minimise any such adverse effect.

     Optus will at its own cost comply with any reasonable request to assist the Customer to determine the means by which any adjustment or modification to Customer Equipment should be carried out consequent upon any relocation or repolarisation referred to in clause 8.1.

     Subject to any subsequent agreement to the contrary (including without limitation the terms on which the customer grants its consent to Optus pursuant to clause 8.1) Optus shall not bear any costs, losses or expenses incurred by any person as a result of or in connection with any replacement, adjustments or modifications to Customer Equipment or Consumer Equipment which is or are consequent upon any relocation or repolarisation referred to in clause 8.1. Any Interruption which is consequent upon such relocation or repolarisation shall (unless falling within one of the exceptions in the definition of the term "Rebateable Interruption") be a Rebateable Interruption.

     In any adjustment, change in uplink EIRP, modification, relocation or repolarisation occurs pursuant to clauses 6, 7 or 8, the customer Services Plan will be deemed to be appropriately amended with effect from the time such event occurs or is required to occur in accordance with this Agreement (whichever is the earlier) or, if any other time is agreed between Optus and the Customer, with effect from that other time.

     RELOCATION OF SATELLITES

     Subject to clause 8 and to the continuing obligation of Optus to provide the Services in accordance with the Warranted Service Performance Levels from the orbit location and with the polarisation of transmit beams specified in the Customer Services Plan, Optus may at any time and from time to time remove a Satellite from the System or relocate a Satellite from one orbit location to another or vary the orbit characteristics of a Satellite. Optus will consult with the Customer prior to any such relocation, removal or variation and will provide reasonable details concerning the specifications of any replacement Satellite.

     Any Interruption which is consequent upon an action taken by Optus pursuant to clause 9.1 shall (unless falling within one of the exceptions in the definition of the term "Rebateable
     Interruption") be a Rebateable Interruption.

     No clause.

     SERVICE FAILURE AND RESTORATION

     Subject to this Agreement, in the event of a Service Failure in respect of a Service, Optus will use its best endeavours to restore the Service in accordance with the relevant Tariff and, subject to Optus' obligations in respect of any Priority Service, to do so without reduction of service quality or need for equipment modification.

     Notwithstanding clause 11.1 and any other provision of this Agreement or any Tariff, Optus shall not be obliged in the event of Service Failure or in any other circumstances to remove any Satellite from the System or to relocate any satellite from one orbit location to another or to vary the orbit characteristics of any Satellite.

     In no circumstances shall Optus be entitled to discontinue a Level 1 Service in order to restore another service or to discontinue a Level 2 Service provided to the Customer in order to restore a Level 2 Service provided to any other customer.


     If a Service Failure occurs in relation to a Level 1 Service, Optus may discontinue a Level 2 Service provided to the Customer in order to restore in whole or in part that Level 1 Service, but shall not do so where the relevant Level 1 Service may be fully restored by discontinuation of one or more Level 2 Services having a lower priority ranking than the Level 2 Service provided to the Customer. Such discontinuation shall (unless falling within one of the exceptions in the definition of the term "Rebateable Interruption") constitute a Rebateable Interruption. Optus shall keep the Customer informed of the number of Priority Services in respect of each Level 2 Service provided to the Customer.

     If a Level 2 Service has an earlier Priority Date than another Level 2 Service, it shall be deemed to have a higher priority ranking than that other service. If a Level 2 Service has the same Priority Date as another Level 2 Service, Optus shall be entitled in its absolute discretion to determine the priority ranking as between those Level 2 Services.

     If the Customer has not terminated this Agreement pursuant to clause 17.8 following a Service Failure which Optus has been unable to restore and Optus determines at any time after the occurrence of such event that the Service may be restored or that an alternative service may be provided to the Customer, then Optus will:

          give a notice to the Customer, in accordance with clause
          21.3, stating:

          a. the technical specifications of the proposed Service or alternative service;

          b. any proposed amendment to the Agreement which may be required as a result of the proposed restoration;

          c.             the effect of the proposed restoration on any Service;

          d. Optus' proposed charges for the Service or alternative service, following restoration;

          e. the proposed date on which the Service or alternative service would be available to the Customer; and

          f. the date by which the customer is required to notify Optus whether or not the proposed restoration is to proceed as proposed or as otherwise agreed. Such date will be reasonable having regard to all the circumstances; and

          consult with the Customer to assist the Customer in making its final decision as to the acceptability of the proposed restoration.


     The Customer will notify Optus whether or not it will accept the proposed restoration by the date specified in the notice referred to in paragraph (a)(vi).

     If more than one service is affected by the events set out in clause 11.6 and Optus determines that a Transponder which may be used for the purpose of restoration or provision of an alternative Satellite Component is available, then:

          if only the Customer's Satellite Components are affected, the Customer will determine the priority ranking between those Satellite Components; or

          if another customer's Satellite Components are affected, Optus will determine the priority ranking in accordance with clauses 11.3, 11.4 and 11.5.

     If a Transponder or part of a Transponder providing a Satellite Component is required to restore a Priority Service, a minimum of 15 minutes notice of such requirement will be given by Optus in accordance with clause 21.3. Optus will, however, endeavor to give the longest possible notice which it is reasonably able to give.

     LICENSES

     The Customer shall at its cost:

          obtain any Licenses which the Customer is required to obtain in order to use the Services; and

          throughout the Operating Term comply with, observe and maintain every License in good standing.

     If at any time the Customer does not have the necessary Licenses, the Customer will not use the Services for which the Licenses are required.

     CUSTOMER OBLIGATIONS

     The Customer must:

          comply with all statutes, Regulations and any other regulatory requirement, including the requirement of any body having competent jurisdiction, in relation to the System, the System Components and the Services;

          not transmit a signal to a Satellite otherwise than in accordance with this Agreement;

          act in accordance with any reasonable direction given by Optus which may remedy an Interruption. If the Interruption is caused by any act or omission by the Customer or a Customer Associate, the Customer shall bear the costs of complying with any such direction. Notwithstanding any other provision of this Agreement, if the Customer fails to comply with such a direction, the Interruption shall not be a Rebateable Interruption;

          not use a Service for the purpose of carrying on a business of providing facilities for telecommunications between other persons in a manner contrary to law;

          use its best endeavours to procure that the use of any Customer Equipment or any other equipment or services used by the Customer or a Customer Associate does not Interfere with the System or the System Components and accords with all relevant regulatory standards including, without limitation, standards determined by AUSTEL pursuant to the Telecommunications Act 1991 (Cth) or included in any relevant class license issued pursuant to the Telecommunications Act 1991 (Cth). Optus shall consult with the Customer at the Customer's reasonable request concerning the use of Customer Equipment or other equipment or services by the Customer or a Customer Associate, having regard to the Customer's obligations under this paragraph;

          ensure that all Customer Associates are at all relevant times duly Licensed; and

          ensure that any Customer Equipment specified in Annexure C meets the specifications and performance levels specified in Annexure C.

     Subject to the provisions of any agreement for the provision of Services to, or the use of Services by, Optus, if the provision of Services to, or the use of Services by, a Customer Associate, or any failure by the Customer to comply with its obligations under this Agreement, causes:

          a failure of any Service to meet the Warranted Service
          Performance Levels;

          an Interruption of any Service; or

          a failure by Optus to perform its obligations under this Agreement,

     then, notwithstanding any other provision of this Agreement, the Customer has no remedy against Optus pursuant to this Agreement or otherwise and the Customer is not relieved of any of its obligations under this Agreement.

     If Optus reasonably determines that:

          any Customer Equipment or any equipment or services used by a Customer Associate or any transmission of Telecommunications Traffic by the Customer or a Customer Associate Interferes with the System or any System
          Component; or

          any Customer Equipment installed on Optus' premises is not maintained and operated in conformity with Annexure A and statutory requirements (including without limitation in regard to safety),

     in addition to any of its other rights under this Agreement, Optus shall be entitled to give notice to the Customer in accordance with clause 21.3 identifying the apparent cause of the Interference and the relevant failure to conform with Annexure A or statutory requirements and requiring the Customer to remedy the cause of the Interference or to conform with Annexure A or the statutory requirements (as applicable ) within the time specified in the notice. Such time will be reasonable in all the circumstances.

     If the Customer has not remedied the cause of the Interference or conformed with Annexure A or the statutory requirements (as applicable) within the time specified in the notice referred to in clause 13.3, Optus may give notice to the Customer in accordance with clause 21.3 stating that:

          Optus will forthwith suspend any Service which is a cause of the Interference; or

          the Customer is required to cease forthwith to use any Service which is a cause of the Interference.

     If, pursuant to clause 13.4, any Service is suspended or the Customer ceases using any Service, Optus will, if it determines that the reason for the suspension or cessation has ceased:

          forthwith remove the suspension; or

          forthwith permit the Customer to resume using the Service if notice was given pursuant to clause 13.4(b).

     The obligations of the Customer and Optus in regard to Customer Equipment on Optus' premises and Optus Equipment on the Customer's premises are set out in Annexure A to these Terms and Conditions.

     Without detracting from any other obligation of the Customer or any remedy of Optus pursuant to this Agreement, the Customer will not, unless otherwise provided in this Agreement, be relieved of its obligations to pay Optus' charges as they fall due notwithstanding:

          any failure on the part of the Customer to install in a timely manner or maintain any of the Customer Equipment unless caused by any failure by Optus to comply with its obligations under this Agreement;

          a failure to renew any License, the cancellation or suspension of any License; or

          any suspension or cessation referred to in clause 13.4.

     Notwithstanding any other provision of this Agreement, the Customer shall not assign or novate its rights under this Agreement to any person or entity ("Assignee") unless the Assignee has agreed to be bound by the terms of this Agreement as varied from time to time as though named in this Agreement as to the Customer.

     The Customer shall, whenever it has a requirement for the provision of telecommunications services (except where the relevant telecommunications services are for use in an area in which Optus and the Customer are in direct competition), use its reasonable endeavours to give Optus (and any Optus Associate nominated by Optus) reasonable opportunity to offer to provide those services.

     The Customer agrees to consult with Optus six weeks prior to seeking any insurance in respect of consequential loss or business interruption arising in connection with failure of a Satellite or a Transponder located on a Satellite.

     If at any time the Customer changes premises, the Customer shall bear all costs incurred by Optus in relation to the disconnection, removal, replacement, modification and reinstallation of Optus Equipment in or from the Customer's premises and in or to the Customer's new premises. Optus shall use its reasonable endeavours to ensure that such costs are minimized.

     INDEMNITIES

     Subject to the limitations specified in clause 14.5, the Customer indemnifies and agrees to keep indemnified Optus and every Optus Associate from and against any and all Losses which Optus or an Optus Associate may suffer or incur as a result of or in connection with Customer Conduct.

     Without limitation, the indemnity contained in clause 14.1 shall apply to all Losses suffered or incurred as a result of or in connection with Customer Conduct which occurs in or in relation to any of the following situations:

         the use in connection with the System or a Service of any device, including without limitation, any invention, which causes or is alleged to cause an infringement of a patent except where the use of the device results from a direction or authorization by Optus or an officer of Optus;

         the transmission, reception or attempted transmission or reception of any Telecommunications Traffic or any failure to receive or transmit Telecommunications Traffic to or for the benefit of the Customer, the Customer Associate or any other person;

         the Customer's use of or inability to use or manner of use of a Service or the System or the provision of any service by the Customer as part of such use;

         the failure to carry any Telecommunications Traffic or the transmission of any Telecommunications Traffic by error or containing any error intended to be carried or transmitted by, to or for the benefit of the Customer;

         the loss of any data or information intended to be carried or transmitted by, to or for the benefit of the Customer;

         the failure by the Customer or any third party to encrypt any Telecommunications Traffic;

         the transmission by or on behalf of the Customer to a person of any of the Customer's Telecommunications Traffic when that person was not intended by the Customer to receive the Telecommunications Traffic, or the failure of the Customer to transmit any of the Customer's Telecommunications Traffic to a person when that person was intended by the Customer to receive the Telecommunications Traffic;

         the emission of ionising radiation, radioactive contamination or microwave radiation; or

         the use, installation, maintenance, testing or removal of any of the Customer Equipment which may be in Optus' premises or any of the Optus Equipment which may be in the Customer's premises.

     The indemnity contained in clause 14.1 shall operate in relation to Customer Conduct occurring in or in relation to the situation specified in clause 14.2(h) whether or not any of the circumstances referred to in that paragraph have been contributed to by an act or omission of Optus or an Optus
     Associate, unless such an act or omission constitutes wilful misconduct or negligence.

     The indemnity contained in clause 14.1 shall operate in relation to Customer Conduct occurring in or in relation to the situation specified in clause 14.2(i) whether or not any of the circumstances referred to in that paragraph have been contributed to by an act or omission of Optus or an Optus
     Associate unless such act or omission constitutes wilful misconduct or negligence.

     If:

         the Customer elects to use an earth station in connection with any Service, other than an earth station provided by Optus, the maximum amount which may be recovered under the indemnity contained in clause 14.1, in respect of:

          a. subject to sub-clause (a)(ii), a breach, act or omission comprising the relevant Customer Conduct shall be limited to $50,000,000; or

          b. a series of related breaches, acts or omissions comprising the relevant Customer Conduct, which taken together gave rise to the same event in which or by virtue of which the Loss was suffered by Optus, shall be limited to $50,000,00.

         the Customer does not elect to use an earth station in connection with any Service, other than an earth station provided by Optus, the maximum amount which may be recovered under the indemnity contained in clause 14.1, in respect of:

          a. subject to sub-clause (b)(ii), a breach, act or omission comprising the relevant Customer Conduct shall be limited to $5,000,000; or

          b. a series of related breaches, acts, or omissions comprising the relevant Customer Conduct, which taken together gave rise to the same event in which or by virtue of which the Loss was suffered by Optus, shall be limited to $5,000,000.

     If for any reason any one or more of the exclusions of liability set out in clause 15 are void, invalid or ineffective in relation to any claim, demand, action or proceeding made or brought by a Customer Associate or any person claiming by or through the Customer which is in any way referable to the provision or use by any person of the Services ("Associate Claim"), the Customer indemnifies and agrees to keep indemnified Optus from and against any and all Losses which Optus may suffer or incur as a result of or in connection with each Associate Claim.

     The Customer:

         except to the extent that the relevant Losses are attributable to the wilful misconduct or negligence of Optus or an Optus Associate, indemnifies and agrees to keep indemnified Optus from and against any and all Losses which Optus may suffer or incur as a result of or in connection with any claim, demand, action or proceeding made or brought by any officer, employee or agent of the Customer or of any Customer Associate which is in any way referable to the provision or use by any person of the Services ("Employee Claim"); and

         irrevocably waives all rights (other than rights arising in relation to wilful misconduct or negligence of Optus or an Optus Associate) it may at any time and from time to time have (or would, but for this clause, have had) against Optus or any Optus Associate in relation to or in connection with any Employee Claim.

     Optus:

         except to the extent that the relevant Losses are attributable to the wilful misconduct or negligence of the Customer or a Customer Associate, indemnifies and agrees to keep indemnified the Customer from and against any and all Losses which the Customer may suffer or incur as a result of or in connection with any claim, demand, action or proceeding made or brought by any officer, employee or agent of Optus or of any Optus Associate which is in any way referable to the provision or use by any person of the Services ("Employee Claim"); and

         irrevocably waives all rights (other than rights arising in relation to wilful misconduct or negligence of the Customer or a Customer Associate) it may at any time and from time to time have (or would, but for this clause, had had) against the Customer or any Customer Associate in relation to or in connection with any Employe Claim.

     The Customer indemnifies and agrees to keep indemnified Optus and every Optus Associate from and against any and all Losses which Optus or an Optus Associate (directly or indirectly) may suffer or incur arising from or in connection with any transmission or reception by or for and on behalf of the Customer or a Customer Associate of Telecommunications Traffic (other than Telecommunications Traffic transmitted by Optus which has not been provided to Optus by the Customer, or the transmission of which has not been requested or otherwise authorised by the Customer) which:

         infringes any trade mark, patent, copyright, design or other intellectual property right of any person whatsoever;

         is of a defamatory, libellous or slanderous nature; or

         breaches any statute or Regulation of any government of the Commonwealth of Australia or any State or Territory of Australia including, but not limited to the Broadcasting Services Act 1992, the Radiocommunications Act 1992 and the Telecommunications Act 1991.

     LIABILITY

     Notwithstanding any other provision of this Agreement, Optus will not be liable to the Customer, a Customer Associate or to any person claiming by or through the Customer under this Agreement for damage or injury to property or persons, including sickness and death, arising from the following:

         ionising radiation or radioactive contamination;

         war, invasion, acts of foreign enemy or hostilities (with or without the declaration of war);

         civil war, rebellion, revolution, insurrection, military or usurped power;

         exposure to microwave radiation unless caused by the wilful misconduct or negligence of Optus or an Optus Associate;

         the use, installation, maintenance, testing or removal of any of the Customer Equipment which may be in Optus' premises or any of the Optus Equipment which may be in the Customer's premises unless caused by the wilful misconduct or negligence of Optus or an Optus Associate;

         confiscation, nationalisation, requisition or destruction of or damage to any property of the Customer by or under any order of a government or public or local authority;

         any Force majeure Event affecting Optus not listed above.

     Notwithstanding any other provision of this Agreement, Optus will not be liable to the Customer, a Customer Associate or any other person claiming by or through the Customer, for any damage whether foreseeable or not, (no matter how that damage may arise, including, without limitation, by an act or omission of Optus or an Optus Associate (unless such act or omission constitutes wilful misconduct or negligence) suffered as a result of:

         any errors occurring in the transmission of any Telecommunications Traffic intended to be carried or transmitted by, to or for the benefit of the Customer; or

         the loss of any data or information intended to be carried or transmitted by, to or for the benefit of the Customer; or

         the transmission or reception by the Customer, a Customer
          Associate or any third party of Telecommunications Traffic or any other signal; or

         the failure by the Customer or any third party to encrypt any Telecommunications Traffic; or

         a person other than the Customer receiving any of the Customer's Telecommunications Traffic when that person was not intended by the Customer to receive the Telecommunications Traffic, or a person other than the Customer failing to receive any of the Customer's Telecommunications Traffic when that person was intended by the Customer to receive the Telecommunications Traffic.

     Notwithstanding any other provision of this Agreement, Optus will not be liable, either in contract or in tort, to the Customer, a Customer Associate or to any other person claiming by or through the Customer for:

         any Interruption caused by or due to any act or omission
          (except where done at the direction of Optus or an officer of Optus) of the Customer or a Customer Associate or by or due to equipment, facilities or services operated by the Customer, a Customer Associate or their respective officers, employees, servants or agents, contractors or subcontractors or consultants; or

         any loss of revenue or profits or any indirect or consequential damage or any indirect or consequential economic loss, whether foreseeable or not, arising from;

          a. Optus' performance or non-performance of its obligations under this Agreement; or

          b. the exercise by Optus of its rights to terminate this Agreement in its entirety or in respect of any Service; or

          c. any other act or omission of Optus or an Optus Associate which has caused any damage or loss to the Customer, a Customer Associate or any other person claiming by or through the Customer,

     whether or not any such damage or loss arises from an act or omission of Optus or an Optus Associate including, without limitation, an act or omission which is negligent (unless such act or omission constitutes Gross Negligence or wilful misconduct).

     Subject to clause 15.5, the Warranted Service Performance Levels, any relevant Tariff and the Customer Services Plan, all express or implied statements, terms or conditions whether arising by virtue of statute or otherwise relating to the fitness for any purpose or performance of any equipment or materials supplied in connection with any Service or the System are expressly excluded.

     Nothing in this clause 15 will exclude, restrict or modify any condition, warranty, right or liability implied in this Agreement or protected by law where to do so would render this clause void.

     To the extent, if any, that:

         Optus or an Optus Associate is liable in tort to the Customer or any other person; and

         AUSTEL has made a determination of the maximum amount recoverable in tort in relation to an act done or omission made in relation to the supply of Services,

     the liability of Optus and the Optus Associates is limited to the maximum amount so determined.

     The Customer acknowledges that, except where the relevant Interruption is caused by the wilful misconduct or negligence of Optus or an Optus Associate, the only liability of Optus to the Customer, a Customer Associate or any person claiming by or through the Customer in respect of an Interruption shall be the liability to provide a rebate of its charges in accordance with clause 16 of this Agreement and that, in particular, Optus shall not be liable in respect of an interruption to pay damages for breach of the Warranted Service Performance Levels.

     INTERRUPTIONS AND REBATES

     Minimisation

     Subject to this Agreement, Optus must use its best endeavours to minimise the period of any Interruption. Optus shall endeavour to notify the Customer of each Interruption and shall notify the Customer of each Interruption which occurs in relation to the DTH Component and which continues for longer than one minute. Optus shall discuss with the Customer in good faith the reasons for any such Interruption and the expected duration of any such Interruption. Optus undertakes to keep the Customer informed of Optus' best estimate of the timing of restoration of any Service which is Interrupted.

     DTH Component signals

     If one or more Rebateable Interruptions (other than Non-penalty Rebateable Interruptions) occur during a Rebate Year in respect of one or more signals comprising part of the DTH Component THEN the following provisions shall apply in respect of each signal so Interrupted:

         if the aggregate duration of such Rebateable Interruptions exceeds the Cumulative Annual Availability Benchmark in respect of the relevant signal, Optus will provide a rebate of its charges equal to one-half of one day's charges for the DTH Component;

         if the aggregate duration of such Rebateable Interruptions is at least twice the Cumulative Annual Availability Benchmark in respect of the relevant signal, Optus will provide a further rebate (in addition to the rebate specified in paragraph (a)) of its charges at three times the rate specified in paragraph (a); and

         if the aggregate duration of such Rebateable Interruption is at least three times the Cumulative Annual Availability
          Benchmark in respect of the relevant signal:

          a. Optus will provide a further rebate (in addition to the rebates specified in paragraphs (a) and (b)) at seven times the rate specified in paragraph (a) to the intent that, subject to sub-paragraph (ii), the total maximum rebate per DTH Component signal for any Rebate Year shall be equal to eleven times the rate specified in paragraph (a); and

          b. Optus will provide a further rebate equal to one-half of that portion of Optus' charges in respect of the DTH Component which is referable to the aggregate duration of such Rebateable Interruptions (less the period equal to three times the Cumulative Annual Availability Benchmark in respect of the relevant signal).

     Distribution Component signals

     If one or more Rebateable Interruptions (other than Non-penalty Rebateable Interruptions) occur during a Rebate Year in respect of one or more signals comprising part of the Distribution Component THEN the following provisions shall apply in respect of each signal so Interrupted:

         if the aggregate duration of such Rebateable Interruptions exceeds the Cumulative Annual Availability Benchmark in respect of the relevant signal, Optus will provide a rebate of its charges equal to one-twelfth of one day's charges for the Distribution Component;

         if the aggregate duration of such Rebateable Interruptions is at least twice the Cumulative Annual Availability Benchmark in respect of the relevant signal, Optus will provide a further rebate (in addition to the rebate specified in paragraph (a)) of its charges at three times the rate specified in paragraph (a); and

         if the aggregate duration of such Rebateable Interruptions is at least three times the Cumulative Annual Availability Benchmark in respect of the relevant signal:

          a. Optus will provide a further rebate (in addition to the rebates specified in paragraphs (a) and (b)) at seven times the rate specified in paragraph (a) to the intent that, subject to sub-paragraph (ii), the total maximum rebate per Distribution Component signal for any Rebate Year shall be equal to eleven times the rate specified in paragraph (a); and

          b. Optus will provide a further rebate equal to one-twelfth of that portion of Optus' charges in respect of the Distribution Component which is referable to the aggregate duration of such Rebateable Interruptions (less the period equal to three times the Cumulative Annual Availability Benchmark in respect of the relevant signal).

     Contribution Component signals

     If one or more Rebateable Interruptions (other than Non-penalty Rebateable Interruptions) occur during a Rebate Year in respect of one or more signals comprising part of the Contribution Component THEN the following provisions shall apply in respect of each signal so Interrupted:

         if the aggregate duration of the Rebateable Interruptions exceeds the Cumulative Annual Availability Benchmark in respect of the relevant signal, Optus will provide a rebate of its charges equal to one-quarter of one day's charges in respect of the Contribution Component;

         if the aggregate duration of such Rebateable Interruptions is at least twice the Cumulative Annual Availability Benchmark in respect of the relevant signal, Optus will provide a further rebate (in addition to the rebate specified in paragraph (a)) of its charges at three times the rate specified in paragraph (a); and

         if the aggregate duration of the Rebateable Interruptions is at least three times the Cumulative Annual Availability
          Benchmark in respect of the relevant signal:

          a. Optus will provide a further rebate (in addition to the rebates specified in paragraphs (a) and (b)) at seven times the rate specified in paragraph (a) to the intent that the total maximum rebate per Contribution Component signal for any Rebate Year shall be equal to eleven times the rate specified in paragraph (a).

          b. Optus will provide a further rebate equal to one-quarter of that portion of Optus' charges in respect of the Contribution Component which is referable to the aggregate duration of such Rebateable Interruptions (less the period equal to three times the Cumulative Annual Availability Benchmark in respect of the relevant signal).

     Multiple Signal Interruptions

     If one or more Rebateable Interruptions (other than Non-penalty Rebateable Interruptions) occur during a Rebate Year in respect of one or more signals comprising part of a Service Component (other than any signal in respect of which Optus has already incurred a liability to provide a rebate under clauses 16.2,
     16.3 or 16.4) and the aggregate duration of such Rebateable Interruptions exceeds the Cumulative Annual Availability Benchmark in respect of signals of that type, Optus will provide a rebate of its charges equal to:

         if the relevant Interruptions have occurred in respect of signals comprising part of the DTH Component, one-half of one day's charges for the DTH Component;

         if the relevant Interruptions have occurred in respect of signals comprising part of the Distribution Component, one-twelfth of one day's charges for the Distribution Component;

         if the relevant Interruptions have occurred in respect of signals comprising part of the Contribution Component, one-quarter of one day's charges for the Contribution Component.

     Non-penalty rebates

     If at any time there occurs a Non-penalty Rebateable
     Interruption in respect of a signal forming part of a Service
     Component:

         the duration of that Non-penalty Rebateable Interruption shall not be included in any calculation for the purposes of clauses 16.2, 16.3, 16.4 or 16.5; and

         Optus will, for each signal so Interrupted, provide a rebate equal to:

          a.             in the case of a signal forming part of the DTH
               Component, one-half;

          b. in the case of a signal forming part of the Distribution Component, one-twelfth;

          c. in the case of a signal forming part of the Distribution Component, one-quarter,

               of that portion of Optus' charges in respect of the Service Component of which the relevant signal forms part referable to the duration of that Non-penalty Rebateable Interruptions.

     Rate of accrual of charges

     For the purpose of determining any rebate to be provided under:

         clauses 16.2, 16.3, 16.4 or 16.5, Optus' charges shall, subject to paragraph (L), be deemed to accrue on a daily basis; and

         clauses 16.2(c)(ii), 16.3(c)(ii), 16.4(c)(ii) or 16.6,
          Optus' charges shall be deemed to accrue on an hourly basis.

     Variations in number of signals

     As at the date of this agreement, the DTH Component comprises two signals, the Distribution Component comprises twelve signals, and the Contribution Component comprises four signals. If at any time:

         the number of signals comprising the DTH Component is varied, any reference in this clause 16 in the context of the DTH Component to "one-half" shall be deemed to have been replaced by a reference to a fraction, the numerator of which shall be one (1), and the denominator of which shall be equal to the number of signals comprising the DTH Component at the relevant time;

         the number of signals comprising the Distribution Component is varied, any reference in this clause 16 in the context of the Distribution Component to "one-twelfth" shall be deemed to have been replaced by a reference to a fraction, the numerator of which shall be one (1), and the denominator of which shall be equal to the number of signals comprising the Distribution Component at the relevant time; and

         the number of signals comprising the Contribution Component is varied, any reference in this clause 16 in the context of the Contribution Component to "one-quarter" shall be deemed to have been replaced by a reference to a fraction, the numerator of which shall be one (1), and the denominator of which shall be equal to the number of signals comprising the Contribution Component at the relevant time.

     Monthly payments

     Optus shall promptly following the end of each month provide to the Customer a credit note representing the amount of any rebate to which the Customer has become entitled in that month.

     Refund of pre-payment

     if Optus considers that a Service or Service Component the subject of a Rebateable Interruption cannot be restored earlier than 60 days after the commencement of the Interruption, it will forthwith refund to the Customer the proportionate amount of any advance payment applicable to the period for which Optus estimates the Rebateable Interruption will continue. Such estimate will be the best estimate Optus can make having regard to all the information which is available regarding he Interruption.

     TERMINATION

     In addition to the rights of termination referred to elsewhere herein, this Agreement may be terminated pursuant to the provisions of this clause 17.

     The Customer may by giving notice to Optus in accordance with clause 21.1 terminate this Agreement:

         pursuant to clauses 17.3, 17.4, 17.8 or 18.2; or

         if Optus has breached any of the material terms of this Agreement and has failed to remedy that breach within 21 days or any other period that the Customer and Optus may agree after the date on which the Customer has given notice to Optus specifying the breach and requiring Optus to remedy it.

     The Customer may terminate this Agreement with effect from either the 4th or the 7th anniversary of the Commencement Date in respect of the Service first provided under this Agreement by not less than twelve months prior notice given to Optus in accordance with clause 21.1. Such notice of termination shall be of no effect unless the Customer, before giving such notice to Optus, has demonstrated to Optus that the Tariff in respect of the relevant Service will not be comparable (plus or minus 5%) with charges made by an alternative satellite service provider (the identity of whom shall be disclosed by the Customer to Optus at the time of such demonstration) over the balance of the Operating Term in respect of a service substantially equivalent in all material respects to the relevant Service.

     Subject to this clause 17, the Customer may terminate this Agreement forthwith by giving notice to Optus in accordance with clause 21.1 if a receiver or receiver and manager is appointed over any of the property or assets of Optus, or if a liquidator or provisional liquidator or administrator is appointed to Optus (other than for the purposes of amalgamation or reconstruction or corporate reorganisation) or if Optus enters into any arrangement with its creditors or any class of creditors (other than for the purposes of amalgamation or reconstruction or corporate reorganisation).

     Optus may, by giving notice to the Customer in accordance with clause 21.1 terminate this Agreement pursuant to clauses 17.6,
     17.7 or 17.8.

     Subject to this clause 17, Optus may terminate this Agreement forthwith by giving notice to the Customer in accordance with clause 21.1 if:

         the Customer fails to pay any charges due to Optus within 21 days after the date on which Optus has given notice to the Customer that the charges are due and unpaid; or

         the Customer has breached any of the material terms of this Agreement (including without limitation its obligations under clause 12, but excluding the failure to pay any charges on due date) and has failed to remedy that breach within 21 days or any other period that Optus and the Customer may agree after the date on which Optus has given notice to the Customer specifying the breach and requiring the Customer to remedy it.

     Subject to this clause 17, Optus may terminate this Agreement forthwith by giving notice to the Customer in accordance with clause 21.1 if a receiver or receiver and manager is appointed over any of the property or assets of the Customer, or if a liquidator or provisional liquidator or administrator is appointed to the Customer (other than for the purposes of amalgamation or reconstruction or corporate reorganisation) or if the Customer enters into any arrangement with its creditors or any class of creditors (other than for the purposes of amalgamation or reconstruction or corporate reorganisation).

     Notwithstanding any other provision of this Agreement, each of Optus and the Customer shall be entitled by notice given to the other in accordance with clause 21.1 to terminate this Agreement if:

         a Rebateable Interruption occurs in relation to one or more signals comprising the DTH Component and continues for a period of not less than 336 hours; or

         two or more Rebateable Interruptions occur in relation to one or more signals comprising the DTH Component during any period of twelve consecutive months and have an aggregate duration of not less than 336 hours.

     If this Agreement is terminated in respect of a Service:

         by the Customer pursuant to clause 17.3 or 17.8; or

         by Optus pursuant to clauses 17.6 or 17.7

     the Customer shall within 30 days after the date of termination pay to Optus a sum equal to the difference between the amount of the Continuity Discount received by the Customer in respect of that Service, up to the date of termination, and the amount to which the Customer would have been entitled had the Continuity Discount in respect of that Service applied up to a maximum of 5 years only. The parties acknowledge that such payment represents a genuine pre-estimate of relevant loss.

     If this Agreement is terminated in respect of a Service by the Customer pursuant to 18.2, the Customer shall within 30 days after the date of termination pay to Optus a sum equal to 50% of the difference between the amount of the Continuity Discount received by the Customer in respect of that Service, up to the date of termination, and the amount to which the Customer would have been entitled had the Continuity Discount in respect of that Service applied up to a maximum of 5 years only. The parties acknowledge that such payment represents a genuine pre-estimate of relevant loss.

     If Optus lawfully terminates this Agreement, Optus may subject to this Agreement recover all damages as it would be entitled in law or in equity to recover whether the damages arise as a result of the Customer's breach or arise out of the termination by Optus of this Agreement or otherwise.

     If the Customer lawfully terminates this Agreement, the Customer may subject to this Agreement recover all damages as it would be entitled in law or in equity to recover whether the damages arise as a result of Optus' beach or arise out of the termination by the Customer of this Agreement or otherwise.

     Subject to any other provisions of this Agreement, if this Agreement terminates for any reason, such termination shall be without prejudice to any antecedent right or obligation of the parties under this Agreement.

     Notwithstanding termination of this Agreement in respect of any
     Service:

         the Customer will not be entitled to any refunds or rebates other than rebates referred to in clause 16 and a refund of any payments made in advance in respect of the provision of Services after the date of termination;

         the obligations of the Customer and where applicable Optus pursuant to clauses 14, 17.15 and 19 will continue; and

         the provisions of clause 20.6 will continue to apply.

     If any Customer Equipment is situated in Optus' premises or any Optus equipment is situated in the Customer's premises, upon termination of this Agreement the parties will comply with the termination provisions in Annexure A.

     FORCE MAJEURE

     Notwithstanding any other provision of this Agreement or any relevant Tariff Optus will not be liable for any failure to fulfil any term of this Agreement in respect of any Service nor, subject to clause 17.8, will it or the Customer be entitled to terminate this Agreement if fulfillment is delayed, prevented, restricted or interfered with by reason of any Force Majeure Event affecting Optus or any person engaged by Optus to supply equipment (including computer software) or to perform services on its behalf.

     If at any time the Customer is by reason of any Force Majeure Event rendered unable to use a Serve for the transmission of Telecommunications Traffic (other than test patterns or such other transmissions as Optus may agree):

         the Customer shall not by reason of that event be relieved from its obligation to pay Optus' charges;

         if such event continues for a period of not less than 90 days and the Customer is not in default in performing its obligation to pay Optus' charges the Customer may forthwith terminate this Agreement by giving notice to the other in accordance with clause 21.1;

         the Customer will give the earliest possible notice of the Force Majeure Event and its effect to Optus. That notice will also set out, insofar as it is known to the Customer, the expected duration of the Force Majeure Event. The Customer agrees to exercise all reasonable diligence to remedy or cause to be remedied any event which is capable of remedy; and

         Nothing in this clause will require the Customer or any person engaged by it to settle any difficulty referred to in paragraph (b) of the definition of Force Majeure Event on terms which the Customer or that person, in its sole discretion, does not consider satisfactory.

     If Optus or any person engaged by it to supply equipment
     (including computer software) or to perform services on its behalf, is affected by any Force Majeure Event:

         For the duration of the event Optus will if possible in all the circumstances, provide the Customer with the best estimates available to Optus of when the Services will be restored and undertakes to keep the Customer informed of progress towards restoral of the Service; and

         Nothing in this clause will require Optus or any person engaged by it to settle any difficulty referred to in paragraph (b) of the definition of Force Majeure Event on terms which Optus or that person, in its sole discretion, does not consider satisfactory.

     CONFIDENTIALITY

          (a) Optus and the Customer must not at any time, including at any time after the termination of this Agreement, disclose to any person, firm or corporation, without the prior consent in writing of the other party, the contents of this Agreement or any confidential information relating to the business or trade secrets of the other party, and without limiting the generality of the foregoing, any information acquired by Optus or the Customer through the Customer's use of the any Service and any information contained in the Customer Services Plan.

         Each of the parties agrees to take reasonable steps to ensure that its employees, officers, servants, contractors, sub-contractors, consultants and agents observe this requirement of non-disclosure.

     The obligations referred to in clause 19.1 will not apply to information which:

         is published or otherwise is generally available in the public domain other than through the default of any of the parties;

         is received by the parties from a third party having a bona fide right to disclose the same;

         is required to be given pursuant to a governmental or judicial requirement or order or a requirement of any body having competent jurisdiction.

     The obligations arising from this clause 19 will not prevent either Optus or the Customer from disclosing the content of this Agreement to its bankers, other financiers, insurers or legal advisers provided that the contents of the Customer Services Plan will not be disclosed without the prior written consent of the Customer or Optus (as the case may be), which will not be unreasonably withheld.

     GENERAL

     This Agreement constitutes the entire agreement between the Customer and Optus in relation to the provision of the Services. Any previous negotiations, representation, warranties, arrangements and statements are merged herein and otherwise are hereby excluded and cancelled except in so far as the parties may expressly state otherwise in writing.

     If any part of this Agreement is void or unenforceable that part will be severable from and not affect the enforceability of the remaining provision.

     The waiver by Optus or the Customer of any breach or non-observance of any of the terms of this Agreement will not be construed as a general waiver. Any waiver will relate only to the particular breach or non-observance in respect of which it was made.

     No waiver of any breach or of any of the terms hereof will be effective unless that waiver is in writing and signed by the parties against whom such waiver is claimed. No waiver of any breach will be deemed a waiver of any other or subsequent breach.

     Optus is entitled to assign its rights, entitlements and obligations under this Agreement to its successors with the consent of the Customer (such consent not to be unreasonably withheld), and its rights and entitlements under this Agreement or any part thereof to any third party. The Customer shall be entitled to assign its rights and entitlements under this Agreement with the consent of Optus (such consent to be unreasonably withheld).

     Save for rebates referred to in clause 16, refunds of any payments made in advance in respect of the provision of Services after the date of termination of this Agreement and any amounts payable by Optus to the Customer in respect of services provided to Optus, the Customer will not be entitled to any right of set-off, whether in law or in equity, against Optus' charges, or any other amounts which may be due to Optus under this Agreement, in respect of any amounts which the Customer may claim are payable by Optus to the Customer (including, without limitation, claims for damages resulting from the breach, repudiation, frustration or termination of this Agreement).

     Unless otherwise provided in this Agreement, no amendment or modification to this Agreement will be effective unless that amendment or modification is embodied in writing and signed by each of the parties.

     This agreement may be executed in any number of counterparts and all those counterparts taken together are regarded as one instrument.

     The Customer shall bear and be responsible for all stamp duty charged or chargeable in respect of this Agreement.

     In this Agreement, unless the contrary intention appears:

         an agreement, obligation, liability, representation, warranty, guarantee or indemnity in favour of 2 or more persons is for the benefit of them jointly and severally;

         an agreement, obligation, liability, representation, warranty, guarantee or indemnity given or undertaken by 2 or more persons binds them and is given jointly and severally;

     and, in particular, where two or more persons comprise the
Customer:

         an agreement, obligation, liability, representation, warranty, guarantee or indemnity in favour of the Customer is for the benefit of those persons jointly and severally; and

         an agreement, obligation, liability, representation, warranty, guarantee or indemnity given or undertaken by the Customer binds those persons jointly and severally.

     If there is any inconsistency between this Agreement and any relevant Tariff, this Agreement shall prevail to the extent of any such inconsistency.

     NOTICES

     Subject to clause 21.3, and unless otherwise specifically provided in this Agreement, all notices, consents, requests and other communications or documents authorised or required to be given by or pursuant to this Agreement ("Notices") will be given in writing by facsimile, prepaid post or hand to the relevant party at its facsimile number or address appearing in this clause;

     If to the Customer:

                    Address:       100 Bulwara Road,
                    Prymont NSW 2000

                    Telephone: (02) 325-7333
                    Facsimile: (02) 325-7322

     If to Optus:

                    Address:       The Account Executive
                    National Media Sales
                    Optus Centre
                    Optus Communications Pty Limited
                    101 Miller Street
                    NORTH SYDNEY NSW 2060

                    Telephone: (02) 342-6864
                    Facsimile: (02) 342-6988

     A Notice is deemed to have been given to the party to whom it was sent:

         in the case of hand delivery, on delivery during Business
          Hours;

         in the case of prepaid post, two Business Days after the date of despatch; and

         in the case of facsimile transmission, at the time of despatch if, following transmission, the sender received a transmission confirmation report or, if the sender's facsimile machine is not equipped to issue a transmission confirmation report, the recipient confirms in writing that the Notice has been received.

     Notices given in accordance with this clause will be given by facsimile or telephone and will be identified by a unique number provided by Optus.

     Notices given by telephone will be deemed given at the time recorded on the service docket or log book of notices or the Customer's equivalent as having been made or attempted. A Notice sent by facsimile will be deemed to have been given at the time of despatch if, following transmission, the sender received a transmission confirmation report or, if the sender's facsimile machine is not equipped to issue a transmission confirmation report, the recipient confirms in writing that the notice has been received.

     Notices given under this clause will be given:

     to the Customer:

     ATTENTION:          Duty Master Control Operator

     TELEPHONE:          (02) 325 7452
     FACSIMILE           (02) 325 7455

     to Optus:

                         ADDRESS:            Senior Network Engineer,
                         Broadcast Operations Centre

     TELEPHONE:          (02) 486 3477
     FACSIMILE           (02) 450 2935

     Any party may change its address (referred to in either clause
     21.2 or clause 21.3) for receipt of Notices, at any time by giving notice thereof in accordance with clause 21.1 to the other parties.

     Where the Customer comprises two or more persons:

         a Notice given by the Customer in accordance with clauses
          21.1 shall not be valid or effective unless signed for and on behalf of the Customer by a duly authorised representative of each of the persons comprising the Customer;

         a Notice given by the Customer in accordance with clause
          21.3 shall not be valid or effective unless given by a person whose name appears on a list of "authorised personnel" given in accordance with clause 21.1 by the Customer to Optus from time to time for this purpose; and

         where Optus has given a Notice to the Customer in accordance with clause 21.1, or has, in accordance with clause 21.3, given a Notice to a person appearing on the list of "authorised personnel" referred to in paragraph (b), Optus shall not be obliged to give separate Notice to the persons comprising the Customer.

     DISPUTE RESOLUTION

     Before resorting to external dispute resolution mechanisms the parties shall attempt to settle by negotiation any dispute in relation to this Agreement including by referring the matter to:

         the Managing Director of Optus; and

         the Managing Directors of the persons comprising the Customer.

     In the event of a dispute referred to in clause 22.1 any action, decision or determination made by Optus will stand and be accepted by the Customer until the determination of the dispute. All parties undertake to facilitate the expeditious determination of any dispute.

     PROVISIONS RELATING TO INDEMNITIES

     Duty to Mitigate

     Any party which is granted the benefit of an indemnity under this Agreement ("Indemnified Party") shall use all reasonable endeavours to mitigate any liability the subject of the indemnity.

     Notification and Assistance

     If an Indemnified Party becomes aware of facts or circumstances which may cause it to make a claim under an indemnity granted under this Agreement, the Indemnified Party must promptly notify the party which granted the indemnity ("Grantor") of those facts and circumstances and use all reasonable endeavours to enable the Grantor at its own cost to dispute the alleged liability or commence proceedings or defend any claim against a third party with respect to the alleged liability. The Indemnified Party must provide the Grantor with reasonable assistance (at the Grantor's cost) with respect to any such dispute, proceedings or claim.

     GOVERNING LAW AND JURISDICTION

     This Agreement will be governed by and construed in accordance with the laws of the State of New South Wales and the parties hereby irrevocably submit to the non-exclusive jurisdiction of the courts of that State.



                                              Exhibit 10(mm)

              ADVISORY AND OVERSIGHT AGREEMENT

     THIS ADVISORY AND OVERSIGHT AGREEMENT (the "Agreement") is made as of the ___ day of February, 1995, between CENTURY AUSTRALIA PTY LIMITED, an Australian corporation ("Century Australia"), whose address for purposes of this Agreement is 50 Locust Avenue, New Canaan, Connecticut 06840, and CENTURY AUSTRALIA COMMUNICATIONS CORP., a Nevada corporation ("Special Advisor" or "Century Nevada"), whose address for purposes of this Agreement is 50 Locust Avenue, New Canaan, Connecticut 06840.


                      R E C I T A L S

          Century Australia has an economic interest in Continental Century Pty, Ltd. ("Concen") and through Concen, an economic interest in Concen's subsidiary Continental Century Pay TV Pty Limited
("CCPTV"), the owner of the subscription television License A for the Commonwealth of Australia ("License A") .

          Concen and CCPTV are contemplating offering video, audio, programming and other services and distributing such services to subscribers in the Commonwealth of Australia through License A, MDS and other means of carriage that are currently and may hereafter become available.

          Each of Century Australia, Concen and CCPTV, itself and through subsidiaries or affiliates, may hereafter engage in additional activities.

          Heretofore and under date of March 1, 1994, Century Communications Corp., a Texas Corporation ("Century Texas") and parent of Century Nevada, entered into a Management Agreement with Century Australia, which Agreement was assigned by Century Texas to Century Nevada and which Agreement is being replaced in its entirety by this Agreement. Century Australia now desires to retain the Special Advisor to act in an oversight and advisory capacity in connection with the business and activities of Concen and CCPTV referenced in Recitals B and C (which business and activities are sometimes referred to as the "Services and Business") and with responsibility for the general day-to-day operations and oversight of the Services and the Business, all on the terms and conditions hereinafter set forth. Special Advisor represents that it has the competence to carry out its responsibilities hereunder and will act in the best interests of Century Australia.

          NOW, THEREFORE, in consideration of the mutual covenants and promises hereinafter set forth, the parties hereto agree as follows:

          Appointment. Effective upon the date hereof, Century Australia hereby appoints Special Advisor in an advisory and oversight capacity in connection with the Services and the Business with the Special Advisor having responsibility for supervision of the Business, and Special Advisor hereby accepts the appointment on the terms and conditions hereinafter set forth.

          Term and Territory of the Agreement.

               The term of this Agreement shall commence on the date hereof and terminate on the date which is ninety nine (99) years from the date hereof (the "Term") except that the first year of the Term shall be a period of ten months.

               This Agreement shall apply throughout the Commonwealth of Australia including, without limitation, any territories and areas where Concen or CCPTV offers the Services or any of them at any time during the Term.

          Responsibilities of Special Advisor. Special Advisor's responsibilities with respect to the Services shall include, without limitation, the following (and Special Advisor shall have the power and authority to take any actions for and on behalf of Concen and CCPTV and to execute in the name of Concen and CCPTV any instruments necessary to perform the following): provided, however, that to the extent any of the following responsibilities constitutes a "Material Transaction" as set forth in the Ninth Schedule of the Auction Agreement (as hereafter defined), same shall be exercisable by the Board of Directors of Century Australia and not by the Special Advisor unless the Board of Directors elects not to exercise one or more of said responsibilities.

               Causing the purchase of or entering into purchase agreements with respect to, any and all materials, supplies, machinery and equipment necessary for the operation and maintenance of the Services or any of them and for the construction or installation of any additions to or replacements thereof;

               Entering into any and all agreements with third parties to supply services required for the operation, maintenance, construction, expansion or replacement of the Services, including, but not limited to, agreements with program suppliers, data processing organizations, advertising agencies, marketing and/or sales persons or organizations, installers, general and other contractors, subcontractors, or others as are deemed by Special Advisor to be necessary for the operation, maintenance or improvement of the Services, and overseeing all performances under such agreements;

               Supervising and maintaining the accounting group of Concen, CCPTV and Century Australia (the "Australia Accounting Group") in keeping or causing to be kept all necessary books and records in accordance with generally accepted Accounting Principles of Australia;

               Selecting, employing, supervising, instructing, discharging, and otherwise managing all employees of the Services and the Business and any agents or independent contractors considered by Special Advisor to be necessary for the operation, maintenance or improvement of the Services;

               Causing to be purchased and maintained in effect such policies of insurance as the Board of Directors of Concen, CCPTV and Century Australia may determine;

               Supervising the Concen, CCPTV, and the Century Australia Accounting Groups in preparation of operating and capital improvements budgets (the "Budgets") for approval by the Board of Directors of Century Australia covering the next fiscal year of the Services and in preparing a Business Plan in respect of such period;

               Providing programming and administration services, such as:

                              (i)  periodic evaluation of the
                    programming activities of the Services and recommendations for the improvement or modification of program offerings or alignments; and

                              (ii) programming contract
                    administration, including the authority and responsibility (A) to negotiate with program suppliers the terms of programming contracts for programming to be supplied to and telecast or carried as part of the Services, (B) to enter into programming contracts on behalf of Concen and CCPTV, (C) for the billing of subscribers for programming services, (D) for the processing of programming billings of programming suppliers and
                    (E) for acting as agent for Century Australia with respect to programming matters,

               Carrying out all negotiations with unions, whether relating to elections, contracts, grievances or other matters and assisting in the preparation of union contracts if any are required;

               Participating with Century Australia before all governmental authorities with respect to any matter necessary or desirable; and

               Performing all other advisory services which Manager/Advisor may deem necessary or desirable for the efficient operation of the Services and/or Business.

          Special Advisor Fee; Reimbursement of Expenses.

               For each year of the Term, payable as hereinafter set forth, Special Advisor shall be entitled to receive from Century Australia for its services as advisor of and in an oversight capacity over the Services and Business a fee equal to the greater of (i) US$1,000,000 and (ii) the percentage of the aggregate of the gross revenues emanating from the Services or Business (the "Business and Service Gross Revenues") for such year set forth in Schedule "A" annexed. "Business and Service Gross Revenues" shall be determined in accordance with "Generally Accepted Accounting Principles", as such term is understood and applied in the United States, without deduction of any kind or nature but excluding (i) any sales or similar tax on fees from subscribers; and (ii) fees paid directly from subscribers to third parties (that is other than Century Australia, or any of its subsidiaries or affiliated companies) for equipment rental which is both not owned and not leased by Concen, CCPTV or Century Australia. Payments with respect to the management fee shall be made monthly in arrears, not more than 50 days after the end of each quarter annual period commencing with the date of this Agreement and interest shall accrue on unpaid balances at the rate of 13.5% per annum.

               Copies of the determination by the Century Australia Accounting Group shall be prepared as soon as practicable after (but in no event more than 45 days after) the end of each quarter annual period. Within 120 days after the end of each calendar year Century Australia shall cause its independent public certified or chartered accountants to determine the Business and Service Gross Revenues for that year and the management fee payable to Special Advisor that year and to deliver a copy to Special Advisor. Within 10 days after receipt by Century Australia of the accountants' determination (which shall be final and binding on Century Australia and Special Advisor) Century Australia shall pay to Special Advisor (or Special Advisor shall repay to Century Australia) the amount by which the management fee for the year payable to Special Advisor as determined by the accountants exceeds (or is less than) the amount paid to Special Advisor for that year.

               Century Australia shall pay or reimburse Special
Advisor for out-of-pocket expenses for travel, lodging and meals for its personnel and for out-of-pocket fees and expenses to third parties (e.g., accountants and attorneys) and similar expenses, and all other expenses, including personnel and overhead costs incurred in performing its services as Special Advisor of the Services and Business.

          Termination.

          This Agreement may not be terminated prior to the end of the Term except by the mutual written consent of both Special Advisor and Century Australia.

          Indemnification.

          Century Australia shall indemnify, defend and hold harmless Special Advisor and its affiliates (and their respective officers, directors, partners, employees and affiliates) from any claims, costs, damages (including consequential damages), losses or expenses (including reasonable attorneys' fee) arising out of or relating to this Agreement or Special Advisor's performance of its responsibilities under this Agreement except where attributable to the gross negligence or willful misconduct of Special Advisor. Neither Special Advisor nor any of its affiliates (nor any of their respective officers, directors, partners, employees or affiliates) shall be liable, in damages or otherwise, to Century Australia for any error of judgment or other act or omission performed or omitted by Special Advisor under or otherwise in respect of this Agreement, except if such error of judgment or other act or omission results from its willful misconduct or gross negligence in which event Century Australia shall indemnify and hold ECT harmless from liabilities arising from such gross negligence or wilful misconduct. All of the obligations of Special Advisor hereunder have been undertaken by Special Advisor solely for the benefit of Century Australia and nothing set forth in this Agreement shall (or shall be deemed to) grant to any other person any interest (whether as a third party beneficiary or otherwise) herein.

          General.

                    Further Assurances. The parties covenant and agree that each will do all acts and things and execute all deeds and documents and other writings as are from time to time reasonably required for the purpose of or to give effect to this Agreement.

                    Governing Law and Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New South Wales, Australia.

               Each party irrevocably submits to the exclusive jurisdiction of the courts of New South Wales and Century Nevada agrees that service of all writs, process and summonses in such jurisdiction may be made upon the person listed opposite its name in the Schedule "B" hereto.

               Each party irrevocably waives any objection to the venue of any legal process on the basis that the process has been brought in an inconvenient forum.

               Each party irrevocably waives any immunity in respect of its obligations under this Agreement that it may acquire from the jurisdiction of any court or any legal process for any reason including, but not limited to, the service of notice, attachment prior to judgment, attachment in aid of execution or execution.

               Severability. Any provision of this Agreement which is illegal, void by law or unenforceable by law will be ineffective to the extent only of that illegality, voidness by law or unenforceability by law without invalidating the remaining provisions. In such event, the parties shall negotiate in good faith and shall conclude a new provision which is not illegal, void by law or unenforceable and which provides and will provide Century Australia and Special Advisor, as the case may be, with the same benefits and participation that are provided for by the provision which is or deemed to be illegal, void or unenforceable.

               Notice. Any notice to be serviced in connection with this Agreement shall be in writing (which shall include telex and facsimile) and any notice or other correspondence under or in connection with this Agreement shall be delivered to the address of that party shown in this Agreement or as otherwise notified by the relevant addressee marked (in the case of a corporate body) for the attention of its President or transmitted by facsimile or by first class mail in each case to the address marked as aforesaid, or by overnight air courier.

          Any notice or correspondence shall be deemed to have been served as follows:

                    (a)  in the case of delivery, on delivery;

                    (b) in the case of service by first class mail, on the fifth business day after the day on which it was posted;

                    (c) in the case of facsimile transmission (`Fax') on the date transmitted if transmitted on a business day of the addressee and during the addressee's normal business hours and if not so transmitted on the first business day of the addressee, immediately following the transmittal provided in all instances that the sender retains the Fax receipt of dispatch;

                    (d) in the case of transmission by overnight courier, on the second business day after transmitted.

          For the purpose of this paragraph the following are the Fax numbers of the parties hereto:

                    (a)  Century Australia - 612 330 8111 (Australia)

                    (b)  Special Advisor - 203 972 2013 (United
               States)

Copies of notices or correspondence to Century Australia shall be delivered to:

          Leavy Rosensweig & Hyman
          11 East 44th Street
          New York, NY 10017
          Attn:  David Z. Rosensweig, Esq.
          Fax No. (212) 983-2537

and copies of notices or correspondence to Special Advisor shall be delivered to:

          Leavy Rosensweig & Hyman
          11 East 44th Street
          New York, NY 10017
          Attn:  David Z. Rosensweig, Esq.
          Fax No. (212) 983-2537

               Formal Public Announcements. Each of the parties agrees that neither it nor any of its related parties shall make any formal public announcement or disclosure to any person in relation to this Agreement or information of which it has become aware in connection with this Agreement unless it first consults with and obtains the agreement in writing of the other party, which agreement shall not be unreasonably withheld, provided that:

                              (i)  following such consultation no
                    party shall be entitled to withhold agreement in the case of a public announcement or notification where and to the extent that the same is required by law or the applicable listing rules of any stock exchange; and

                              (ii) a party shall be entitled to make
                    such disclosures to the directors, secretary, professional advisers and bankers of that party and its related parties so long as the party uses all reasonable endeavors to ensure that the matters disclosed arc kept confidential.

               Modification. This Agreement may not be modified, amended, added to or otherwise varied except by a document in writing signed by each of the parties or signed on behalf of each party by a director under hand.

               Assignments.

                              (i)  Neither party shall assign, novate,
                    mortgage, charge, or otherwise transfer all or any part of its rights or delegate any of its obligations under this Agreement without the prior written consent of the other party; provided, however, that Manager may assign its rights and delegates its obligations hereunder to any of its Affiliates without the consent of Century Australia.

                              (ii) This Agreement shall be binding on
                    and inure to the benefit of each party and its respective successors and permitted assigns.

               No Partnership. Nothing contained in this Agreement shall constitute a partnership, joint venture or association of any kind between any of the parties or render any of those persons liable for the debts or liabilities incurred by any other person.

               Entire Agreement. This Agreement sets forth all of the promises, covenants, agreements, conditions and understandings between the parties hereto, with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions pertaining thereto, express or implied, oral or written, except as contained herein.

               Counterparts. This Agreement may be signed in any number of counterparts, each of which shall be an original for all purposes, but all of which taken together shall constitute only one agreement.

               Waiver. Either party may (a) extend the time for the performance of any of the obligations or other acts of the other party to this Agreement, or (b) waive compliance by the other party with any of the agreements or conditions contained herein or any breach thereof. Any agreement on the part of any party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. No waiver of any breach of this Agreement shall be held or construed to be a waiver of any other subsequent or antecedent breach of this Agreement.

               Recitals.  The recitals are part of this Agreement.

          Definitions.

          "Affiliate" shall mean, with respect to any person, any other person controlling, controlled by or under common control with such person, with "control" for such purpose meaning the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities or voting interests, by contract or otherwise.

          "MDS" means multipoint distribution services or channels.

          "Auction Agreement" means the certain Deed dated July 12, 1994 by and among Century Australia Pty Limited, Century
Communications Corp., Century Australia Communications Corp. and East Coast Pay Television Pty. Limited.

          IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first above written.

                              CENTURY AUSTRALIA PTY LIMITED


                              By:
                                  Its


                              CENTURY COMMUNICATIONS CORP.
                                 (a Texas corporation)


                              By:
                                  Its



                             SCHEDULE "A"
                                  to
                         MANAGEMENT AGREEMENT


       The percentage to be utilized in Section 4(a)

     For each of the first two years of the Term:      5%

     For each of the third, fourth, fifth, sixth, seventh
     and eighth years of the Term:                     4%

     For each of the ninth and tenth years of the Term:     3%

     For each year of the Term after the tenth year:   2%


                              Schedule B

                             PROCESS AGENT


                             Sly & Weigall
                           Gold Fields House
                             Circular Quay
                           Sydney, NSW 2001


                          Telephone: 230-8000
                          Facsimile: 330-8111


                                              Exhibit 10(nn)

         ADVISORY AND TECHNICAL SERVICES AGREEMENT

          THIS ADVISORY AND TECHNICAL SERVICES AGREEMENT (the "Agreement") is made as of the ___ day of February, 1995 by and among EAST COAST PAY TELEVISION PTY LTD. ("ECT"), with its registered address at Level 7, 80 Clarence Street, Sydney 2000, Australia, and CENTURY AUSTRALIA COMMUNICATIONS CORP., a Nevada corporation whose address for the purposes of this Agreement is 50 Locust Avenue, New Canaan, CT 06840 ("Century Nevada").

                      R E C I T A L S

          ECT (which for the purposes of this Agreement is deemed to include ECT and its subsidiaries, now or hereafter created) has or contemplates having the authority to offer video, audio and other services pursuant to the A License and to distribute such services via MDS and has or contemplates having the right to offer and distribute video, audio and other services and certain programming services owned, controlled or utilized by Australis (as defined) pursuant to a certain franchise granted to it by Australis under date of July 8, 1994.

          ECT is also engaged in other activities, itself and through various subsidiaries and affiliates and may hereafter engage in additional activities, itself and through subsidiaries and affiliates.

          The business and services and activities of ECT referenced in Recitals A and B are sometimes referenced to as the Services and the Business.

          ECT wishes to retain Century Nevada as advisor ("Advisor") with respect to the Services with responsibility for the general day-to-day operations and oversight of the Services and the Business, all on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the mutual covenants and promises hereinafter set forth, the parties hereto agree as follows:

          Appointment. Effective upon the date hereof, ECT hereby appoints Century Nevada as Advisor of the Services and the Business with responsibility for the day-to-day operations of the Services and for the supervision of the Business, and Century Nevada accepts the appointment on the terms and conditions hereinafter set forth.
Special Advisor represents that it has the competence to carry out its responsibilities hereunder and will act in the best interests of ECT.

          Term and Territory of the Agreement.

               The term of this Agreement shall commence on the date hereof and terminate on the date which is 99 years from the date hereof (the "Term").

               This Agreement shall apply throughout the Commonwealth of Australia including, without limitation, any territories and areas where ECT offers the Services on any of them at any time during the Term.

          Responsibilities of Century Nevada. Century Nevada's responsibilities as Advisor with respect to the Services shall include, without limitation, the following, and Century Nevada shall have the power and authority to take any actions for and on behalf of ECT and to execute in the name of ECT any instruments necessary to perform the following, provided however that to the extent any of the following responsibilities constitutes a "Material Transaction" as set forth in the Ninth Schedule of the Auction Agreement (as hereafter defined), same shall be exercisable by the Board of Directors of ECT and not by the Advisor, unless the Board of Directors elects not to exercise one or more of said responsibilities:

               Causing the purchase of or entering into purchase agreements with respect to any and all materials, supplies, machinery and equipment necessary for the operation and maintenance of the Services or any of than and for the construction or installation of any additions to or replacements thereof;

               Entering into any and all agreements with third parties to supply services required for the operation, maintenance, construction, expansion or replacement of the Services, including, but not limited to, agreements with program suppliers, data processing organizations, advertising agencies, marketing and/or sales persons or organizations, installers, general and other contractors, subcontractors, or others as are deemed by Century Nevada to be necessary for the operation, maintenance or improvement of the Services, and overseeing all performances under such agreements;

               Supervising and maintaining the accounting group of ECT (the "ECT Accounting Group") in keeping or causing to be kept all necessary books and records in accordance with generally accepted accounting principles of Australia;

               Selecting, employing, supervising, instructing, discharging, and otherwise managing all employees of the Services and the Business and any agents or independent contractors considered by Century Nevada to be necessary for the operation, maintenance or improvement of the Services;

                    Causing to be purchased and maintained in effect such policies of insurance as the Board of Directors of ECT may determine;

                    Supervising the ECT Accounting Group in preparation of operating and capital improvements budgets (the "Budgets") for approval by the Board of Directors of ECT covering the next fiscal year of the Services and in preparing a business plan in respect of such period;

               Providing programming and administration services, such as:

                    (i)  periodic evaluation of the programming
               activities of the Services and recommendations for the improvement or modification of program offerings or alignments; and

                    (ii) programming contract administration,
               including the authority and responsibility (A) to negotiate with program suppliers the terms of programming contracts for programming to be supplied to and telecast or carried as pan of the Services, (B) to enter into programming contracts on behalf of ECT, (C) for the billing of subscribers for programming services, (D) for the processing of programming billings of programming suppliers and (E) for acting as agent for ECT with respect to programming matters;

               Carrying out all negotiations with unions, whether relating to contracts, grievances or other matters and assisting ECT's attorneys in the preparation of contracts if any are required;

               Participating with ECT before all governmental authorities with respect to any matter necessary or desirable; and

               Performing all other advisory services which Century Australia may deem necessary or desirable for the efficient operation of the Services and/or Business.

          Advisory Fee; Reimbursement of Expenses.

               For each year of the Term, payable as hereinafter set forth, Century Nevada shall be entitled to receive from ECT for its services as Advisor of the Services and Business a fee equal to the greater of (1) US$1,000,000 and (ii) the percentage of the total ECT Gross Revenues of the Services and Business for such year as set forth in Schedule "A" annexed. The term "ECT Gross Revenues" means the aggregate of all revenues of the Services and Business in accordance with Generally Accepted Accounting Principles, as such term is understood and applied in the United States, without deduction of any kind or nature, but excluding (i) any sales tax on fees from subscribers; (ii) fees paid directly from subscribers to third parties (that is other than to ECT or any of its subsidiaries or affiliated companies) for equipment rental, and the cost of equipment not owned or not leased by ECT; and (iii) those amounts for the applicable time periods which were included in determining "Business and Service Gross Revenues;" for the purpose of ascertaining the fee Century Nevada is entitled to receive pursuant to that certain Advisory and Oversight Agreement, dated February ___, 1995, between Century Australia Pty Limited and Century Nevada Communications Corp. (the "Oversight Agreement") and if not excluded would be included in determining "ECT Gross Revenues". The fee payable to Century Nevada under this Agreement for serving as Advisor of the Services and Business hereunder shall be in addition to and not offset by fees Century Nevada is to receive under the Oversight Agreement. Payments with respect to the fee to Century Nevada as Advisor shall be made monthly in arrears, not more than 50 days after the end of each quarter annual period commencing with the date of this Agreement and interest shall accrue on unpaid balances at the rate of 13.5% per annum.

               Copies of the determination by the ECT Accounting Group shall be prepared as soon as practicable after (but in no event more than 45 days after) the and of each quarter annual period. Within 120 days after the end of each calendar year ECT shall cause its independent public certified or chartered accountants to determine the Gross Revenues for that year and the advisory fee payable to Century Nevada for that year and to deliver a copy to Century Nevada. Within 10 days after receipt by ECT of the accountants' determination (which shall be final and binding on ECT and Century Nevada) ECT shall pay to Century Nevada (or Century Nevada shall repay to ECT) the amount by which the advisory fee for the year payable to Century Nevada as determined by the accountants exceeds (or is less than) the amount paid to Century Nevada for that year.

               ECT shall pay or reimburse Century Nevada for out-of-pocket expenses for travel, lodging and meals for its personnel and for out-of-pocket fees and expenses to third parties (e.g., accountants and attorneys) and similar expenses, and all other expenses, including personnel and overhead costs incurred in performing its services as Advisor of the Services and Business.

          Termination.

          This Agreement may not be terminated prior to the end of the Term except by the mutual written consent of both ECT and Century
Nevada.

          Indemnification.

          ECT shall indemnify, defend and hold harmless Century Nevada and its affiliates (and their respective officers, directors, partners, employees and affiliates) from any claims, costs, damages (including consequential damages), losses or expenses (including reasonable attorneys' fee) arising out of or relating to this Agreement or Century Nevada's performance of its responsibilities under this Agreement except where attributable to the gross negligence or willful misconduct of Century Nevada. Neither Century Nevada nor any of its affiliates (nor any of their respective officers, directors, partners, employees or affiliates) shall be liable, in damages or otherwise, to ECT for any error of judgment or other act or omission performed or omitted by Century Nevada under or otherwise in respect of this Agreement, except if such error of judgment or other act or omission results from its willful misconduct or gross negligence in which event Century Nevada shall indemnify and hold ECT harmless from liabilities arising from such gross negligence or wilful misconduct. All of the obligations of Century Nevada hereunder have been undertaken by Century Nevada solely for the benefit of ECT and nothing set forth in this Agreement shall (or shall be deemed to) grant to any other person any interest (whether as a third party beneficiary or otherwise) herein.

          General.

               Further Assurances. The parties covenant and agree that each will do all acts and things and execute all deeds and documents and other writings as are from time to reasonably required for the purpose of or to give effect to this Agreement.

               Governing Law and Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of New South Wales.

               Each party irrevocably submits to the exclusive jurisdiction of the courts of New South Wales and Century Nevada agrees that service of all writs, process summonses in such jurisdiction may be made upon the person listed opposite its name in the Schedule "B" hereto.

               Each party irrevocably waives any objection to the venue of any legal process on the basis that the process has been brought in an inconvenient forum.

               Each party irrevocably waives any immunity in respect of its obligations under this agreement that it may acquire from the jurisdiction of any court or any legal process for any reason including, but not limited to, the service of notice, attachment prior to judgment, attachment in aid of execution or execution.

               Severability. Any provision of this Agreement which is illegal, void by law or unenforceable by law will be ineffective to the extent only of that illegality, voidness by law or unenforceability by law without invalidating the remaining provisions. In such event, the parties shall negotiate in good faith and shall conclude a new provision which is not illegal, void by law or unenforceable and which provides and will provide Century Nevada and ECT, as the case may be, with the same benefits and participation that are provided for by the provision which is or deemed to be illegal, void or unenforceable.

               Notice. Any notice to be service in connection with this Agreement to be in writing (which shall include telex and facsimile) and ny notice or other correspondence under or in connection with this Agreement shall be delivered to the address of that party shown in this Agreement or as otherwise notified by the relevant addressee marked (in the case of a corporate body) for the attention of its President or transmitted by facsimile or by first class mail in each case to the address marked as aforesaid, or by overnight air courier.

          Any notice or correspondence shall be deemed to have been served as follows:

          (a)  in the case of delivery, on delivery;

          (b) in the case of service by first class mail, on the fifth business day after the day on which it was posted,

          (c) in the case of facsimile transmission ("Fax") on the date transmitted if transmitted on a business day of the addressee and during the addressee's normal business hours and if not so transmitted on the first business day of the addressee, immediately following the transmittal provided in all instances that the sender retains the Fax receipt of dispatch;

          (d) in the case of transmission by overnight courier, on the second business day after transmitted.

          For the purpose of this paragraph the following are the Fax numbers of the parties hereto:

          (a)  Century Nevada - 612 330 8111 (Australia)

          (b)  ECT:  61 2 290 3322 (Australia)

Copies of notices or correspondence to Century Nevada shall be delivered to:

          Leavy Rosensweig & Hyman
          11 East 44th Street
          New York, NY 10017
          ATTN:  David Z. Rosensweig, Esq.
          Fax number 212 983 2537

and copies of notices or correspondence to ECT shall be delivered to:

          Michael E. Fitzgerald, Esq.
          Le Saint Andre
          20 Boulevard de Suisse
          MC 98000, Monaco
          Fax # (33) 93 25 6759

               Formal Public Announcements. Each of the parties agrees that neither it nor any of its related parties shall make any formal public announcement or disclosure to any person in relation to this Agreement or information of which it has become aware in connection with this Agreement unless it first consults with and obtains the agreement in writing of the other party, which agreement shall not be unreasonably withheld, provided that:

                    (i) following such consultation no party shall be entitled to withhold agreement in the case of a public announcement or notification where and to the extent that the same is required by law or the applicable listing rules of any stock exchange; and

                    (ii) a party shall be entitled to make such
               disclosures to the directors, secretary, professional advisers and bankers of that party and its related parties so long as the party uses all reasonable endeavors to ensure that the matters disclosed are kept confidential.

               Modification. This Agreement may not be modified, amended, added to or otherwise varied except by a document in writing signed by each of the parties or signed on behalf of each party by a director under hand.

               Assignments.

                    (i) Neither party shall assign, novate, mortgage, charge, or otherwise transfer all or any part of its rights or delegate any of its obligations under this Agreement without the prior written consent of the other party; provided, however, that Century Nevada may assign its rights and delegates its obligations hereunder to any of its Affiliates without the consent of ECT.

                    (ii) This Agreement shall be binding on and enure
               to the benefit of each party and its respective successors and permitted assigns.

               No Partnership. Nothing contained in this Agreement shall constitute a partnership, joint venture or association of any kind between any of the parties or render any of those persons liable for the debts or liabilities incurred by any other person.

               Entire Agreement. This Agreement sets forth all of the covenants, agreements, conditions and understandings between the parties hereto, with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions pertaining thereto, express or implied, oral or written, except as contained herein.

               Counterparts. This Agreement may be signed in any number of counterparts, each of which shall be an original for all purposes, but all of which taken together shall constitute only one agreement.

               Waiver. Either party may (a) extend the time for the performance of any of the obligations or other acts of the other party to this Agreement, or (b) waive compliance by the other party with any of the agreements or conditions contained herein or any breach thereof. Any agreement on the part of any party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. No waiver of any breach of this Agreement shall be held or construed to be a waver of any other subsequent or antecedent breach of this Agreement.

               Recitals. The recitals are deemed part of this Agreement.

          Definitions.

               "A License" means satellite subscription television broadcasting license A to be issued under the Act.

               "Affiliate" shall mean, with respect to any person, any other person controlling, controlled by or under common control with such person, with "control" for such purpose meaning the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities or voting interests, by contract or otherwise.

               "Australis" means Australis Media Limited, an
          Australian corporation.

               "MDS" means all of those multipoint distribution services or channels owned, controlled or operated by ECT or any Affiliate of ECT, or licensed to ECT by Australis from time to time.

               "Auction Agreement" means the certain Deed dated July 12, 1994 by and among Century Australia Pty Limited, Century Communications Corp., Century Australia Communications Corp. and East Coast Pay Television Pty Limited.

          IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first above written.

                         EAST COAST PAY TELEVISION PTY LTD.


                         By:
                             Its


                         CENTURY COMMUNICATIONS CORP.


                         By:
                             Its


                             SCHEDULE "A"
                                  to
               ADVISORY AND TECHNICAL SERVICES AGREEMENT



       The percentage to be utilized in Section 4(a)


     For each of the first two years of the Term:      5%

     For each of the third, fourth, fifth, sixth, seventh
     and eighth years of the Term:                     4%

     For each of the ninth and tenth years of the Term:     3%

     For each year of the Term after the tenth year:   2%


                              Schedule B


                             PROCESS AGENT

                             Sly & Weigall
                           Gold Fields House
                             Circular Quay
                           Sydney, NSW 2001

                          Telephone: 230 8000
                          Facsimile: 330-8111



EXHIBIT 11

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

EXHIBIT TO FORM 10-K ANNUAL REPORT

For the Three Years Ended May 31, 1996

COMPUTATION OF LOSS PER COMMON SHARE

                                                      1996           1995           1994
                                                    (In thousands, except per share data)
Primary and fully diluted:
Net loss                                          $ (102,117)    $  (82,625)    $  (41,927)
Dividend requirement on subsidiary convertible
redeemable preferred stock                             4,256          4,419          5,838
Loss applicable to common shares                  $ (106,373)    $  (87,044)    $  (47,765)

Average number of common shares and common
share equivalents outstanding:
   Average number of common shares
   outstanding during the year (B)                    73,748         86,277         89,381
   Add common share equivalents - Options
   to purchase common stock - net (B)                    519            607            832
Average number of common shares and common
shares equivalents outstanding (B)                    74,267 (A)     86,884 (A)     90,213 (A)
Loss per common share (B)                         $   (1.43) (A) $   (1.00) (A) $    (.53) (A)


(A)In accordance with Accounting Principles Board Opinion No. 15, the inclusion of common share equivalents in the computation of earnings per share need not be considered if the reduction in earnings per share is less than 3% or the effect is antidilutive.  Therefore, loss per common share and common share equivalent as shown on the Consolidated
   Statements of Operations for the three years ended May 31, 1996 do not include common share equivalents as their effect is antidilutive.

(B)All share and per share amounts have been adjusted for the three 5% stock distributions issued on  November 30, 1992, August 6, 1993 and July 2, 1993 and the three 3% stock dividends issued on July 3, 1992, March 22, 1993 and October 28, 1993.



                                                                EXHIBIT 21

               Subsidiaries of Century Communications Corp.

      State of
Name of Corporation                                      Organization

Century Communications Corp.                             Texas
Badger Holding Corp.                                     Delaware
Century Cable Management Corp.                           Connecticut
Century Norwich Corp.                                    Connecticut
FAE Cable Management Corp.                               Delaware
Century Australia Communications Corp.                   Nevada
Century Oregon Cable Corp.                               Delaware
Century Cable Holding Corp.                              New York
Century Radio Corp.                                      Delaware
Century Microwave Corp.                                  Delaware
Century Investment Holding Corp.                         Delaware
S/T Cable Corp.                                          Delaware
Century Southwest Cable Television, Inc.                 Delaware
Century Washington Cable Television Inc.                 Delaware
Century Ohio Cable Television Corp.                      Delaware
Century Wyoming Cable Television Corp.                   Delaware
Century Cable of Southern California                     California
Century Cable of Northern California                     California
Century Indiana Corp.                                    Wyoming
Valley Video Inc.                                        New York
Century Virginia Corp.                                   Delaware
Century Huntington Company                               Delaware
Century Trinidad Cable Television Corp.                  Delaware
Century Kansas Cable Television Corp.                    Delaware
Rentavision of Brunswick Inc.                            Georgia
Paragon Cable Television, Inc.                           Wisconsin
Paragon Cablevision Construction Corp.                   Wisconsin
Paragon Cablevision Management Corp.                     Wisconsin
Century New Mexico Cable Television Corp.                Delaware
Century Investors, Inc.                                  Delaware
Century Pacific Cable TV Inc.                            Delaware
Century Mendocino Cable Television Inc.                  Delaware
Century Berkshire Cable Corp.                            Delaware
Century Enterprise Cable Corp.                           Delaware
Century Shenango Cable Television, Inc.                  Delaware
Century Mississippi Corp.                                Delaware
Century Mountain Corp.                                   Delaware
Century Cullman Corp.                                    Delaware
Century Alabama Corp.                                    Delaware
      State of
Name of Corporation                                      Organization

Century Lykens Cable Corp.                               Delaware
Century Carolina Corp.                                   Delaware
Wilderness Cable Company                                 West
Virginia
Owensboro on the Air, Inc.                               Kentucky
Cowlitz Cablevision Inc.                                 Washington
Sentinel Communications of Muncie, Indiana, Inc.         Indiana
Huntington CATV, Inc.                                    Indiana
Century Warrick Cable Corp.                              Delaware
Grafton Cable Company                                    W. Virginia
Star Cable Inc.                                          W. Virginia
Imperial Valley Cablevision, Inc.                        Texas
Yuma Cablevision, Inc.                                   Texas
Mickelson Media, Inc.                                    Minnesota
Warrick Cablevision Inc.                                 Indiana
Mickelson Media of Florida, Inc.                         Florida
E.& E. Cable Service, Inc.                               W. Virginia
Westover T.V. Cable Co., Incorporated                    W. Virginia
Enchanted Cable Corporation                              New Mexico
Century Realty Corp.                                     Delaware
CCC-I, Inc.                                              Delaware
CCC-II, Inc.                                             Delaware
Star Cablevision, Inc.                                   Georgia
Century Federal, Inc.                                    California
Century Cellular Holding Corp.                           New York
CT Investment Corp.                                      Delaware
Century Programming Ventures Corp.                       Nevada
Centennial Cellular Corp.                                Delaware
Century Roanoke Cellular Corp.                           Delaware
Century Roanoke Cellular Corp.                           Virginia
Century Elkhart Cellular Corp.                           Delaware
Century Michiana Cellular Corp.                          Delaware

     For each of the first two years of the Term:      5%

     For each of the third, fourth, fifth, sixth, seventh
     and eighth years of the Term:                     4%

     For each of the ninth and tenth years of the Term:     3%

     For each year of the Term after the tenth year:   2%


             Virginia
Century Rural Cellular Corp.                             Delaware
Century OCN Programming, Inc.                            Delaware
      State of
Name of Corporation                                      Organization

Century Montgomery Cellular Corp.                        Delaware
Century Beaumont Cellular Corp.                          Delaware
Century Yuma Cellular Corp.                              Delaware
Century Cellular Realty Corp.                            Delaware
Century Yuma Paging Corp.                                Delaware
El Centro Cellular Corporation                           Delaware
Century Indiana Cellular Corp.                           Delaware
Citizens Cellular Telephone Company of Coconino          Delaware
Citizens Cellular Telephone Company of Del Norte         Delaware
Citizens Cellular Telephone Company of Modoc             Delaware
Citizens Cellular Telephone Company of Lawrence          Delaware
Citizens Cellular Telephone Company
  of Sacramento Valley                                   Delaware
Citizens Cellular Telephone Company
  of San Francisco                                       Delaware
Michiana Metronet, Inc.                                  Indiana
South Bend Metronet, Inc.                                Indiana
Elkhart Metronet, Inc.                                   Indiana
Bauce Communications, Inc.                               Oregon
Hendrix Electronics, Inc.                                California
Century El Centro Cellular Corp.                         California
Bauce Communications of Beaumont, Inc.                   Oregon
Hendrix Radio Communications, Inc.                       California
Century Michigan Cellular Corp.                          Delaware
Centennial Microwave Corp.                               Delaware
Centennial Jackson Cellular Corp.                        Delaware
Centennial Randolph Cellular Corp.                       Delaware
Centennial Beauregard Cellular Corp                      Delaware
Alexandria Cellular License Corp.                        Delaware
Alexandria Cellular Corp.                                Delaware
Centennial Ashe Cellular Corp.                           Delaware
Centennial Caldwell Cellular Corp.                       Delaware
Centennial Louisiana Holding Corp.                       Delaware
Centennial DeSoto Cellular Corp.                         Delaware
Centennial Claiborne Cellular Corp.                      Delaware
Iberia Cellular Telephone Company, Inc.                  Washington
Centennial Morehouse Cellular Corp.                      Delaware
Centennial Hammond Cellular Corp.                        Delaware
Centennial Lake Charles Cellular Corp.                   Delaware
Centennial Asia Pacific Cellular Holding Corp.           Nevada
Mega Comm, Inc.                                          Delaware
Centennial Clinton Cellular Corp.                        Delaware
Centennial Clay Cellular Corp.                           Delaware
      State of
Name of Corporation                                      Organization

Lambda Communications, Inc.                              Puerto Rico
Century Telecommunications Venture Corp.                 Delaware
Century International Holding Corp.                      Nevada
Century Western Cable Corp.                              Nevada
Century Granite Cable Television Corp.                   Delaware
Centennial Michigan RSA 6 Cellular Corp.                 Delaware
Centennial Michigan RSA 7 Cellular Corp.                 Delaware
Pullman TV Cable Co., Inc.                               Washington
Century Colorado Springs Corp.                           Delaware
Century Shasta Cable Television Corp.                    Delaware
Century Southwest Colorado Cable Television Corp.        Delaware
Century Island Associates, Inc.                          Delaware
CDA Cable, Inc.                                          Idaho
Southwest Colorado Cable, Inc.                           Delaware
Century Island Cable Television Corp.                    Delaware
Kootenai Cable, Inc.                                     Delaware
Centennial Virginia RSA 2 Cellular Corp.                 Virginia
Century Valley Cable Corp.                               Delaware
Century Bay Area Cable Corp.                             Delaware
Century Advertising, Inc.                                Delaware
Century Programming, Inc.                                Delaware
Century Alabama Holding Corp.                            Delaware
Century International Investment Corp.                   Nevada
Centennial Puerto Rico Wireless Corporation              Delaware
Lambda PCS Corp.                                         Nevada
COG Creations Corp.                                      Nevada
COG Creations Holding Corp.                              Nevada
Century Programming Ventures Holding Corp.               Nevada
Centennial Lafayette Cellular Corp.                      Louisiana
Lafayette Communications, Inc.                           Delaware
Lambda Realty Corp.                                      Delaware
Centennial Benton Harbor Cellular Corp.                  Delaware
Century Australia Telecommunications Corp.               Delaware
CCC III, Inc.                                            Delaware
Century Voice and Data Communications, Inc.              Nevada
Century Advertising Sales Corp.                          Delaware
Joint Venture or Partnership                             Organization

Century Venture Corporation                              Delaware
Century-ML Cable Venture
Century-ML Cable Corporation                             Delaware
Charlottesville Cellular Partnership
Franem Cable Company
Citizens Century Cable Television Venture
Century Colorado Springs Partnership                     Delaware
Centennial Cellular Tri-State Operating Partnership New York Lafayette Cellular Telephone Partnership
____________





                                                        EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

Century Communications Corp.:

We consent to the incorporation by reference in Registration Statement No. 33-50779 of Century Communications Corp. on Form S-3 of our report dated August 23, 1996, appearing in the annual Report on Form 10-K of Century Communications Corp. for the year ending May 31, 1996, and to the reference to us under the heading "Experts" in the Prospectus, which is part of the Registration Statement.




Deloitte & Touche LLP

Stamford, Connecticut
August 28, 1996