Form 10-K/A
period 1996-05-31
CENTURY COMMUNICATIONS CORP
filed 1996-08-29
CIK 785080

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-K/A1

                             AMENDMENT NO. 1
                                    TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended May 31, 1996

                      Commission file number 0-19603

                                 CENTURY COMMUNICATIONS CORP.
          (Exact name of registrant as specified in its charter)

                   New Jersey                             06-1158179
                (State of incorporation)       (I.R.S. Employer
Identification No.)

         50 Locust Avenue, New Canaan, Connecticut                  06840
           (Address of principal executive offices)                    (Zip
Code)

Registrant's telephone number, including area code:  (203) 972-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                                          Name of each exchange
                          Title           of           each           class
on which registered
Class  A Common Stock, Par Value $.01 per share           The Nasdaq  Stock
Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X
NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X

As of August 16, 1996, there were 29,014,414 shares of Class A Common Stock outstanding and 45,101,115 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on August 16, 1996 of $8.50 per share, was $239,274,626.


               DOCUMENTS INCORPORATED BY REFERENCE

None.
                             EXPLANATORY NOTE

      This Form 10-K/A1 is being filed by Century Communications Corp., a New Jersey corporation (the "Company"), as an amendment to its Annual Report on Form 10-K for the fiscal year ended May 31, 1996 to make certain amendments to Part IV -- Item 14(a)(4) thereof and to make certain amendments to the Exhibit Index thereof to reflect the inclusion of exhibits labeled Exhibit 10(kk) and Exhibit 10(ll).
                                 PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

                                  * * *

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

10(kk)    -   Subscription Television Distribution Agreement between  CCPTV and  Australis, together with the amending letter from  Australis
          to CCPTV.                                 .

10(ll)    -   Infrastructure Utilization Agreement, dated as  of  June  13,
          1995,   between  Australis,  New  World  Telecommunications   Pty
          Limited, a New South Wales corporation, ECT and CCPTV.

10(mm)    -   Advisory  and Oversight Agreement, between Century  Australia
          Pty Limited, an Australian corporation and Century Nevada.

10(nn)    -   Advisory  and Technical Services Agreement, between  ECT  and
          Century Nevada.

11     -  Computation of loss per common share.

21     -  List of subsidiaries of the Company.

23.1   -  Consent of Deloitte & Touche LLP.
                                SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 28th day of August, 1996.

                                      CENTURY COMMUNICATIONS CORP.


                                     By: /s/ Scott N. Schneider
                                         Scott N. Schneider
                                         Senior  Vice  President
                                         and Treasurer




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
          herein by reference.

3(c)      Articles   of  Association   and
          Memorandum  of  Association   of
          ECT.

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

10(gg)    Credit Agreement, dated  as  of
          June 30, 1994, by and among CCC-
          II,  Inc.,  Citibank  N.A.   as
          managing agent, and each of the
          banks parties thereto, filed as
          Exhibit  10  to  the  Company's
          report  on Form 8-K dated  July
          25,   1994   and   incorporated
          herein   by   reference.    The
          Company   hereby   agrees    to
          furnish   to   the   Securities
          Exchange  Commission, upon  its
          request,   a   copy   of   each
          instrument omitted pursuant  to
          Item     601(b)(4)(iii)      of
          Regulation S-K.

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

10(kk)    Subscription         Television
          Distribution Agreement  between
          CCPTV  and Australis,  together
          with  the amending letter  from
          Australis to CCPTV.

10(ll)    Infrastructure      Utilization
          Agreement, dated as of June 13,
          1995,  between  Australis,  New
          World  Telecommunications   Pty
          Limited,  a  New  South   Wales
          corporation, ECT and CCPTV.

10(mm)    Advisory      and     Oversight
          Agreement,   between    Century
          Australia   Pty   Limited,   an
          Australian   corporation    and
          Century Nevada.

10(nn)    Advisory and Technical Services
          Agreement,  between   ECT   and
          Century Nevada.

11        Computation of loss per  common
          share.

21         List  of subsidiaries  of  the
           Company.

23.1      Consent  of Deloitte &  Touche,
          LLP.
                                              Exhibit 10(kk)









           CONTINENTAL CENTURY PAY TV PTY LIMITED
                      ACN 005 546 272



                            AND



                  AUSTRALIS MEDIA LIMITED
                      ACN 059 741 178



       SUBSCRIPTION TELEVISION DISTRIBUTION AGREEMENT














                       Sly & Walgall
                      Goldfields House
                       Circular Quay
                         SYDNEY NSW
                      21049:RVM:120495
AGREEMENT made

BETWEEN:  CONTINENTAL  CENTURY PAY TV PTY LIMITED  (ACN  003
          546 272) an Australian corporation having its registered office at Level 7, 55 Grafton Street
          Woollahra in the State of New South Wales

AND:            AUSTRALIS MEDIA LIMITED (ACN 059 741 178) an
          Australian   corporation  having  its   registered
          office at 100 Bulwara Road Pyrmont in the State of New South Wales.


INTRODUCTION:

     CCPTY carries on business as a broadcaster of subscription television to subscribers and is the holder of the A Satellite Licence. Under that licence it will shortly commence broadcast of a 4 channel service.

     Australis  has  facilities  for  the  distribution   of
     subscription television services via MDS, both directly to subscribers and through a franchise network.

     CCPTV wishes to appoint Australis to distribute by MDS its 4 channel service in the Distribution Areas and the Franchise Areas on the terms of this Agreement.


IT IS AGREED:

     Definitions

     In   this   Agreement,  unless  the  context   requires
     otherwise, the following words and expressions (whether commencing with capital letters or not) have the following meanings:

          "Agreement" means this agreement between CCPTV and Australis;

          "Australis" means Australis Media Limited and its permitted assigns;

          "A Licence" means the satellite licence held by CCPTV issued under the BSA;

          "broadcast"   means   delivery   of   subscription
          television  programmes  only  direct  to   persons
          having equipment appropriate for receiving those programmes by MDS delivery;

          "BSA" means the Broadcasting Services Act 1992;

          "CCPTV" means Continental Century Pay TV Pty Ltd and its permitted assigns;

          "Co-operation Agreement" means the agreement dated 14 January 1995 between Australis and New World Telecommunications Pty Ltd and CCPTV and Continental Century Pty Ltd and released from escrow on 24 March 1995;

          "Confidential Agreement" means any information concerning, relating to or used in connection with any Services or the business of CCPTV, its parent and subsidiaries and the business of Australis and its subsidiaries, including information of every kind concerning or relating to customers, Subscribers, suppliers, business transactions, business methods, accounting, marketing techniques, technical matters, technology, forms, charges, financial affairs, trade secrets or know how;

          "Distribution Areas" means the whole of Australia;

          "Dollars" and "$A" means Australian dollars;

          "Force Majeure" means a circumstance beyond the reasonable control of a party which occurs without the fault or negligence of the party affected and includes civil disturbance or commotion, strikes, acts of God, war, blockade, revolution, riot, earthquake, flood, storm, tempest, or other natural calamities, technology or equipment failure or malfunction, prolonged atmospheric interference with transmission, non-performance of any obligations by any third party and legal or governmental enactment, order, requirement or regulation;

          "Franchisees" means East Coast Pay Television Pty Ltd., CTV Pty Ltd and STV Pty Ltd; being the corporations which hold and/or any additional persons which may hereafter hold franchises from Australis or any related body corporate of Australis for the distribution of subscription television services in the areas covered by those franchises.

          "Franchise Areas" means the areas covered  by  the
          franchises   granted   by   Australis    to    the
          Franchisees;

          "MDS" has the same meaning as "MDS system" in the BSA;

          "Services" means the 4 A licence subscription television channels of programming produced for broadcast by satellite delivery by or on behalf of CCPTV; presently being the 4 channels of programming more particularly described in
          Schedule 1;

          "Subscribers" means person who have a current agreement with Australis or any of its related bodies corporate or a Franchisee or any of its related bodies corporate to take the Services by MDS, whether as part of a package offered by Australis or the Franchisee or otherwise;

          "$US" means United States dollars; and

          "Year" means financial year.



     In this Agreement:

          The singular includes the plural and the plural includes the singular.

          A reference to a gender includes a reference to each other gender.

          A reference to a person includes a reference to a firm, corporation or other corporate body.

          A reference to a statute, regulation, or provision of a statute or regulation includes a reference to that statute, regulation or provision as amended or re-enacted from time to time.

          A reference to writing includes a reference to printing, typing and other methods of producing words in a visible form.

          Where  a  word or expression is given a particular
          meaning,  other  parts of speech  and  grammatical
          forms   of   that   word   or   expression    have
          corresponding meanings.

          Headings are for ease of reference and do not affect the construction of this Agreement.

          References    to    related   bodies    corporate,
          subsidiaries and holding companies have the same meaning as in the Corporations Law.


     Appointment of Australis

     Subject  to the terms and conditions contained in  this
     Agreement:

          CCPTY appoints Australis as a distributor of the Services by means of MDS delivery in the Distribution Areas and confers on Australis the right to sub-contract and licence distribution to the Franchisees for broadcast over MDS in the Franchise Areas;

          Australis accepts such appointment and will, in the manner required in this Agreement, broadcast the Services, provided by CCPTV in the manner provided in this Agreement, to Subscribers in the Distribution Areas by MDS as and when the Services are transmitted by CCPTV by satellite or other means of delivery as determined by CCPTV; and

          Australis will, to the extent it is contractually entitled under the franchises with the Franchisees, ensure that the Franchisees broadcast the Services, provided by CCPTV in the manner provided in this Agreement, to Subscribers in the areas covered by their respective franchises as and when the Services are transmitted by CCPTV by satellite or other means of delivery as determined by CCPTV. All future franchises and renewals of franchises  (other than pursuant  to  exercise  of
          presently existing options) are to contain provisions that mandate carriage.

     The rights conferred by clause 2.1(1) will be exclusive rights for MDS delivery in the Distribution Areas and the Franchise Areas.

     Broadcast Rights

     Australis may only broadcast the Services by MDS delivery to and for reception by Subscribers in the Distribution Areas and the Franchise Areas.

     Australis many not, nor may Australis authorise or permit any of the Franchisees, to, broadcast, relay or transmit the Services or any part of the Services to any person otherwise than as permitted by this Agreement or consented to by CCPTV in writing.

     Australis may not cause, authorise or permit the duplication or recording of any part of the Services, or its sound track other than as permitted by this agreement (including clause 10.3(4)(a)), or consented to by CCPTV in writing.

     Australis many not, nor may Australis authorise or permit any of the Franchisee, to use the Services, any part of the Services or the sound track otherwise than in accordance with this Agreement or consented by CCPTV in writing.

     CCPTV reserves to itself all rights now known or hereafter created in the Services not specifically granted to Australis under this Agreement, including, but not limited to:

          the right to telecast film, video and computer generated clips from the Services;

          all pay and subscription and other television rights;

          all theatrical and non-theatrical rights; and

          all re-make and sequel rights

     on the basis that these rights or any of them may be exercised and exploited by CCPTV throughout Australia and elsewhere concurrently with and during the term of this Agreement (and after), freely and without limitation or restriction and without obligation of any kind to Australis. CCPTV will notify Australis of any exercise or exploitation of such rights from time to time.

     Australis may price the Services to the public as it thinks fit but will price the Services competitively.

     Term

     This Agreement commences on 1 April 1995 and continues in force until the first to occur of the following:

          the   date  being  10  years  from  the  date   of
          commencement; or

          the date on which the Agreement is terminated for cause under clause 19.

     CCPTV has an option to renew this agreement for a term of 5 years; such option being on the same terms and conditions as this Agreement (other than this clause and clause 4.3).

     CCPTV may exercise the option contained in clause 4.2 by notice in writing to Australis at any time during the term of the Agreement provided the notice is given not less than 6 months from the date of expiry of the term of the Agreement.

     Programming

     CCPTV will determine and advise Australis, from time to time, of the titles and programme content it determines will constitute the Services, giving Australis no less notice of its programme titles and general information for promotional purposes of its programme content than Australis generally receives from other suppliers of full channel services. It is expected that this notice will normally be 2 months in advance of broadcast.

     CCPTV may change the title of the Services and of any programme forming part of the Services, as and when it thinks fit, but having regard to the requirements of advance notice to consumers, which is normally expected to be 2 months.

     In determining the content and title of any programmes and of any programming changes, CCPTV will have regard to lead times for appropriate promotion and programme publishing.

     If any Force Majeure results in the failure of CCPTV to deliver a programme previously notified to Australis, CCPTV may deliver substitute programming of its choosing unless Force Majeure precludes delivery of substitute programming. CCPTV will give Australis as much notice as possible of any substitute programming.

     CCPTV may pre-empt any scheduled programme and substitute broadcast matter which it deems, acting reasonably, to be of local or national importance in which case it will re-schedule the pre-empted programme.

     CCPTV  may  withdraw any programme  if  it  determines,
     acting  reasonably,  that  the  transmission  of   that
     programme might:

          infringe the rights of other or violate any law, court order, regulation or ruling of a government agency;

          constitute or aid in a breach of the use permitted under this Agreement;

          affect adversely any licence held by CCPTV; or

          subject CCPTV to any liability.

     In the event of any withdrawal, CCPTV will use its best endeavours to deliver substitute programming of its choosing. CCPTV will give Australis as much notice as reasonably possible of any such substitution.

     Promotion

     CCPTV will undertake a reasonable level of promotion of its Services, tasking into account that the Services compete with free to air competitors and other subscription television operators and will do so having regard to and taking into account the nature and types of promotion of the Services undertaken by Australis.

     Each party will devote its best endeavours towards increasing the number of subscribers for the Services in the Distribution Areas and the Franchise Areas.

     Australis will promote and advertise the Services in a manner and to an extent no less favourable than is reasonable having regard to the level of promotion and advertising Australis undertakes for any other subscription channel or service it promotes (excluding its movie and sports channel programming).

     CCPTV expressly authorises Australis to broadcast film and video clips from the Services, including sound tracks, for promotional purposes only in accordance with clause 6.3, subject to such rights and limitations as may apply.

     If Australis decides to offer to subscribers, channels of programming in packages which are comprised of more than the 4 B licence channels of programming, the Services will be part of the package.

     There  will be no "buy through" for any person  to  buy
     another  channel  of  programming  before  taking   the
     Services.

     Australis agrees that, in advertising the Services;

          it   will  comply  with  such  reasonable  general
          advertising guidelines as CCPTV may issue;

          it will list the Services in any guide publicising services offered by Australis (and, with respect to guides published by or on behalf of Franchisees, will use its best endeavious to have the Service listed in those guides) and where the guides list entire programming schedules the entire programming schedules for the Services will be listed;

          it will use its best endeavours to have the entire programming schedules for the Services listed in all media which list the entire programming schedules for any services offered by Australis or the Franchisees;

          it will not give any warranty, or make any representations with respect to the Services or CCPTV other than those expressly authorised by CCPTV;

          any  such  advertising will not be  misleading  or
          deceptive  or  constitute an  express  or  implied
          endorsement  of  any  products,  services   or   a
          sponsors; and

          it will not advertise or announce any programme or Service the title to which has been changed by CCPTV other than under the new title.

     Australis may use CCPTV trade marks, logos and business
     names  in all promotion of the Services, in any  manner
     approved   by  CCPTV;  which  approval  will   not   be
     unreasonably withheld.

     The parties will negotiate in good faith to conclude an arrangement covering the sale of advertising which is intended to take effect when CCPTV is able to offer advertising on the Services.

     The parties agree that the Services shall be badged, advertised and promoted by Australis and by the Franchisees as part of the "Galaxy" package of services and not as part of any other package of services for
     MDS delivery. When advertising and promoting the services for delivery by MDS, CCPTV will not advertise or promote them in a manner inconsistent with the preceding Clause.

     Fees

     From 1 June 1995 (and as long as Australis receives no subscription fees for the period prior to 1 June 1995 (based on commencement of Services in full by CCPTV before 1 May 1995)) and thereafter during the term of this Agreement, Australis will pay to CCPTV, without deduction, fees calculated in accordance with Schedule 2.

     Within 45 days of the end of each calendar month during
     the  term  of  this  Agreement  and  of  the  date   of
     termination,  Australis  will  provide  the   following
     information to CCPTV:

          the number of subscribers who subscribers for the Services during the relevant monthly period with Australis or any Franchisee; and

          the subscription fees paid or payable by those subscribers for the Services;

     and will remit the fees to CCPTV with that information.

     Australis will:

          keep accurate and proper account and records in relation to its and the Franchisees' subscribers and receipts paid or due from those subscribers, in such form as will enable a full and adequate audit to be undertaken;

          procure an annual audit by a qualified auditor of all accounts, records and documents to be kept in accordance with this Agreement within 6 months of the end of each financial year during the term of this Agreement (or such shorter period as is required by law) and within 6 months of the termination of this Agreement;

          make available to the appointed auditor or any other qualified auditor for the purpose of sub-clause (2) at all reasonable times all such accounts, records and documents and such information as the auditor may reasonably require to assets the accounts records and documents;

          provide CCPTV with a copy of the report of the auditor; and

          allow an auditor appointed by CCPTV reasonable access to all such accounts, records and documents if CCPTV wishes to have the work of the auditor appointed by Australis verified and provide to any such auditor such information as the auditor may reasonably require to assess the accounts records and documents; such right to continue until 12 months after the termination of the Agreement or completion of any audit commenced within that time.

     Australis will pay CCPTV interest at the rate to 1.5% per month for each month or part thereof that Australis delays in paying fees in accordance with clause 7.1 unless and to the extent only that payment is delayed by legal or governmental enactment, order, requirement or regulation.

     If Force Majeure results in a failure to deliver the Services for a period of not less than 7 days, a reasonable adjustment in the fee will be made in accordance with any reasonable adjustment made by Australis or a Franchisee to affected Subscribers.

     If CCPTV suspends or otherwise fails to deliver any of the Services for a period not less than 7 days (other than for Force Majeure), a reasonable adjustment in the fee will be made in accordance with any reasonable adjustment made by Australis or a Franchisee to affected Subscribers.

     Programme Rights

     CCPTV warrants that:

          it has the right to broadcast the programmes, including sound tracks, transmitted as part of the Services, received from its applicable suppliers and to permit Australis and the Franchisees to re-broadcast those programmes, including sound tracks, in accordance with this Agreement;

          broadcast of those programmes in accordance with and subject to the provisions of this Agreement will not violate the right of others;

          performing and other rights in the music contained in the Services are either controlled by a performing rights society having jurisdiction (including performing right to music which was created by CCPTV but which now resides in a performing rights society) or by the copyright proprietor; or

               in the public domain; or

               CCPTV has a right to use the music to the extent necessary to permit delivery of the Services to Australis in accordance with this Agreement; and

          the programmes broadcast as part of the Services will comply with all applicable regulatory and government administrative requirements including under the BSA, with respect to content.

     Australis and the Franchisees will, at their sole cost, secure any performing and other rights and licences necessary to broadcast and carry music contained in the programmes forming part of the Services which do not fall into subdivisions (b) or (c) of clause 8.1(3) (and pay the licence fees) and Australis indemnifies CCPTV from any liability arising if they fail to do so.

     Where CCPTV has secured rights of the type referred to in clause 8.1(3) which extend to permitting broadcast by Australis and the Franchisees to Subscribers, CCPTV will inform Australis of that position.

     Australis will notify CCPTV immediately of any claim made against it for any alleged breach of the rights of any other person resulting from any broadcast made in accordance with this Agreement.

     CCPTV may defend at its cost or otherwise resolve any such claim in such manner as it thinks fits in the name of Australis. Australis will co-operate in any such defence at the reasonable request of CCPTV.

     CCPTV will indemnify Australis against all claims made against it by reason of any breach by CCPTV of the warranty contained in clause 8.1 provided:

          Australis complies with clauses 8.2, 8.4 and  8.5;
          and

          Australis  does  not  broadcast  or  continue   to
          broadcast any relevant programme after receipt of a claim without the prior consent of CCPTV.

     Separation of Business and Confidentially

     Having regard to the fact that, in addition to the business of Australis relevant to this Agreement, a subsidiary of Australis competes with CCPTV in delivery of subscription television services which are also broadcast by Australis and the Franchisees to subscribers by MDS delivery, the parties acknowledge that it is a matter of central importance to CCPTV that Australis keep its broadcast and franchise business entirely separate from the programming of the B Licences satellite subscription television business of its subsidiary, New World Telecommunications Pty Ltd.

     Australis will:

          ensure that its MDS broadcast and franchise business is kept separate from the programming of the B Licence satellite subscription television business of its subsidiary, New World Telecommunications Pty Ltd. at all times during the term of this Agreement;

          do all things necessary to keep information concerning CCPtV and its business confidential to those persons engaged in the performance of this Agreement including ensuring that such persons are aware of and agree to comply with the requirements of this clause;

          not use any such information for any purpose other than the performance of this Agreement; and

          comply  with  all reasonable directions  given  by
          CCPTV   for   the   protections  of   confidential
          information.

     Each party will keep all Confidential Information of the other party confidential but nothing in this clause prevents that party disclosing information:

          in any manner required by law or in accordance with the requirements of a government agency or any stock exchange on which Australis has its securities listed or registered;

          in    confidence   to   that   party's    bankers,
          accountants, solicitors or other advisers for the purpose only of obtaining advice or in respect to their work for that party;

          in respect of a Subscriber, to that Subscriber;

          to Franchisees but only to the extent necessary to ensure that the Franchisee properly performs its obligations in relation to the subject matter of this Agreement; or

          which is already in the public domain other than through breach of this Agreement.

     Service Obligations

     CCPTV will:

          ensure that the Services are made available, subject to this Agreement, as scheduled, by means of broadcast quality signal by satellite or other means of delivery it may select, in each case, within the relevant satellite footprint; and

          taking the channels of programming in aggregate, provide popular programming with a broad mix of content tailored for Australian audiences; and

          at all times diligently carry on business with all due care and skill, vigorously and competitively.

     During the term of this Agreement Australis will, and will exercise its rights to ensure that the Franchisees at all times diligently carry on business with all due care and skill vigorously and competitively.

     Australis will itself and will use its best endeavours including exercising its rights to ensure that the Franchisees;

          provide the Services to all Subscribers in the areas served by their MDS transmissions;

          promptly   install  and  maintain  the   necessary
          equipment to ensure that Subscribers receive the Services and that Australis has proper equipment to receive the signals of the Services;

          include programme and promotional information regarding the Services in program guides published by them; on the basis that information concerning the Services will be promoted on no less favourable terms than any other programmes or services promoted in the guide having regard to the nature of the Services, noting however that the movie and sports channel programming will be more extensively promoted;

          at  all times transmit the Services to subscribers
          in  their  entirely without interruption,  on  the
          dates   and  at  the  times  scheduled  by  CCPTV,
          provided that:

               "time shifting" to accommodate differential time zone will be allowed subject to the reasonable approval of CCPTV; and

               it will not be required to do so if and to the extent that, based on written opinion by independent counsel, Australis believes that the broadcast of a programme will, on the balance of probabilities, violate any law, court order, regulation or filing of a government agency or affect adversely any licence held by Australis or any subsidiary (but if independent counsel engaged by CCPTV disagrees, the issue will be referred to an independent counsel selected by both counsel and the decision of that counsel will prevail); and

          subject to CCPTV's delivery of signal in accordance with clause 10.1(1), at all times ensure that all broadcasts of Services originated by Australis or other Franchisee are of broadcast quality.

     The parties acknowledge that, the Australian Capital Territory, the number of MDS licences held by Australis may be insufficient to allow broadcasting of all of the A Licence, B Licence and C Licence channels of programming. If, in such circumstances, Australis elects to carry both of the C Licence channels of programming it may, by 2 months advance notice in writing to CCPTV, elect not to broadcast one of CCPTV's channels of programming as selected by CCPTV:

          for the period only that Australis elects to broadcast both C Licence channels of programming or until it is able to broadcast all channels, including the suspended A Licence channel of programming whichever first occurs.  In such cast Australis will  obtain
CCPTV's prior consent to any notification to subscribers of the programming change.

     Australis will not and will take all reasonable steps to ensure that the Franchisees do not:

          at any time refuse to procure any particular subscriber (except for justifiable commercial reasons) or subscribers for the Services in the Distribution Areas and the Franchise Areas respectively; or

          at any time add to, edit or in any way interfere with the Services in the form in which they are provided by CCPTV unless to ensure compliance with any appliance law.

     Insurance & Indemnities

     Each party will effect its own insurances and, except as specifically provided in this Agreement, bear its own risks in relation to any matter to be done or not done pursuant to this Agreement.

     Force Majeure

     Notwithstanding any other clause in this Agreement, the obligations of a party imposed by this Agreement and any time requirements under this Agreement shall be suspended during the time and to the extent that party is prevented from or delayed in complying with the obligation by Force Majeure.

     Each party will, on becoming aware of Force Majeure likely to prevent or delay its compliance with its obligations under this Agreement, immediately inform the other party and use its best endeavours to remedy the Force Majeure or to procure alternative means reasonably available to enable performance of this Agreement to continue as if no Force Majeure had occurred.

     Further Requirements

     The parties will forthwith lodge a Notification under the Trade Practices act 1974 and do all things reasonably necessary to ensure that the Notification remains in force and effect for the full term of this Agreement, including, if necessary, exercising all appeal and review rights.

     Each party will do all acts and things and execute all documents as are from time to time reasonably required for the purpose of or to give effect to this Agreement.

     Australis will use its best endeavours to ensure that the Franchisees are aware of and comply, and in all future agreements and renewals of franchises (other than pursuant to presently existing options) will contractually obligate Franchisees to comply, with the obligations imposed on Australis on the basis that the obligations placed on Australis under this Agreement are to apply equally to the Franchisees with respect to their broadcast of the Services.

     Non Partnership

     This   Agreement  does  not  create   or   evidence   a
     partnership or joint venture between the parties.

     Variation & Confirmation

     The   variation  or  waiver  of  a  provision  of  this
     Agreement, or a party's consent to a departure from a provision by another party, will be ineffective unless in writing, signed by the parties.

     Nothing in this Agreement modifies the right or obligations of the parties under the Co-operation
     Agreement, which remains in effect as between the original parties to that agreement only according to its terms.

     Severability

     Any provision of this Agreement which is illegal, void by law, or unenforceable by or contrary to law will be ineffective to the extent only of that illegality, voidness by law, unenforceability or contrariness to law without invalidating the remaining provisions.

     In such event, the parties will negotiate in good faith a new provision which is not illegal, void by law, or unenforceable by or contrary to law and which provides and would provide CCPTV and Australis with the same or equivalent benefits that are provided for by the provision which is deemed illegal, void or unenforceable.

     Assignment and Subcontracting

     Subject to clause 17.2, this Agreement is personal to Australis and Australis may not assign this Agreement, its interest in the Subject matter of this Agreement or any right under this Agreement without the prior written agreement of CCPTV.

     Australis may at any time during the term of this Agreement, assign or novate its rights and delegate its obligations under this agreement to Galaxy Network International Pty Ltd (ACN 067 041 383) provided that it gives not less than 1 month's notice in writing to CCPTV and provides, with that notice, the following to the reasonable satisfaction of CCPTV:

          evidence  that  the financial standing  of  Galaxy
          Network International Pty Ltd is not less than the financial standing of Australis, or a parent guarantee in a form acceptable to CCPTV;

          evidence that Galaxy Network International Pty Ltd has all necessary rights to broadcast the Services in accordance with this Agreement for its full term and the term of any option (including rights to the MDS facilities);

          evidence that the franchises between Australis and the Franchisees have all been validly assigned to Galaxy Network International Pty Ltd; and

          a deed by which Galaxy Network International Pty Ltd has, in a form acceptable to CCPTV, covenanted to be bound by the Co-operation Agreement as if it were an original party to that Agreement having the same rights and obligations as Australis.

     Austalis will not subcontract the performance of its obligations under this Agreement except to Franchisees in relation to Franchise Areas other than, in the ordinary course of business to reasonably qualified contractors over which Australis maintains proper supervision.

     No subcontractor or assignment shall in any way receive
     Australis   from  the  full  responsibility   for   the
     performance of this Agreement or its obligations or liabilities thereunder.

     CCPTV  may assign this Agreement with the prior written
     notice   to   Australis,  provided  the   assignee   is
     reasonably capable of performing CCPTV's obligations under this Agreement.

     The right and obligations of either party under this Agreement may be exercised or assumed by any related body corporate of that party but on the basis that the party will remain personally responsible for ensuring full and complete compliance with this Agreement by or on its behalf.

     Mediation of Disputes

     Any dispute, controversy or claim arising out of or in connection with this agreement will be settled by mediation administered by the Australian Commercial Disputes Centre and the following provisions apply:

          the mediation will be conducted in Sydney;

          the mediator will be selected by the parties from a panel of mediators nominated by the Australian Commercial Disputes Centre and, failing agreement within 14 days as to a mediator, by the Secretary-General for the time being of the Centre; and

          each party will be entitled to be represented by a
          duly   qualified  legal  practitioner   or   other
          representative in addition to executives of the party.

     Termination

     This Agreement may terminate immediately by CCPTV without notice if:

          a receiver or a receiver and manager of Australis or the assets of Australis, is appointed;

          Australis makes an assignment for the benefit of its creditors, or enters into any composition or scheme of arrangement with its creditors or stops or suspends payments to its credits or states its intention to do so;

          Australis becomes insolvent under administration;

          Australis ceases to carry on the business of broadcasting subscription television services by MDS in the Distribution Areas or sufficient part thereof to materially affect the coverage by MDS of the Services in accordance with this Agreement;

          licences held or sued by Australis which have a material effect on its ability to perform its obligations under this Agreement, issued under the BSA or the Radiocommunications Act, are cancelled or suspended for a period in excess of 2 months; or

          any of the agreements between Australis and the Franchisees are terminated or amended in a manner which, in the reasonable opinion of CCPTV, adversely affects the ability of Australis to ensure compliance with the terms of this Agreement.

     This Agreement may terminate immediately by Australis without notice if:

          a receiver or a receiver and manager of CCPTV or the assets of CCPTV, is appointed;

          CCPTV makes an assignment for the benefit of its creditors, or enters into any composition or scheme of arrangement with its creditors or stops or suspends payment to it creditors or states its intention to do so;

          CCPTV becomes insolvent under administration;

          CCPTV  ceases to deliver Services for more than  2
          consecutive months; or

          CCPTV's   entitlement  to  deliver   Services   to
          Australis is suspended for a period in excess of 2 consecutive months or cancelled by final order or any governmental authority.

     Either party may terminate this Agreement for wilful and persistent breach by the other party of its obligations under this Agreement.

     Australis will, on receipt of notice by CCPTV terminating this Agreement, or on Australis terminating the Agreement, within 5 working days, advise Subscribers, in a form and manner acceptable to CCPTV that the Services are no longer available through it and provide to those Subscribers such materials as are reasonably requested by CCPTV and supplied to Australis by CCPTV at its cost.

     Notices

     A notice or other communications required to permitted to be given by a party to another shall be in writing and:

          delivered personally;

          sent to an address in Australia by security post or certified mail, postage prepaid; or

          sent by facsimile transmission, to the address for service, or facsimile number described below.

     A notice or other communication is deemed given if:

          personally delivered, upon delivery;

          mailed  to  an  address  in Australia,  on  actual
          delivery   to  the  addressee,  as  evidenced   by
          Australia Post documentation; or

          sent by facsimile, on the next business day after being sent if following transmission the sender receives a transmission confirmation report or if the sender's machine is not so equipped to issue a transmission confirmation report then upon the sender receiving acknowledgment or receipt.

     A party who receives a notice or other communication by facsimile shall forthwith acknowledge receipt to the sender.

     Each party's address for service is:

          in the case of CCPTV:

           Name:    Continental Century  Pay  TV  Pty Limited
          Address:  Level 7
                    55 Grafton Street
                    BONDI JUNCTION NSW

               Attention:          Andrew Tow
               Facsimile:          02-3871970

          and in the case of Australis:

          Name:     Australis Media Limited
          Address:  100 Bulwara Road
                    PYRMONT NSW

               Attention:          Neil Gamble
               Facsimile:          02 3257339

     A party may change its address for service by giving written notice of that change to the other party.

     Governing Law

     The law of this Agreement is the law of New South Wales and the Commonwealth of Australia.

     The  parties  submit themselves to the jurisdiction  of
     the  Court  of  South  Wales and  the  Commonwealth  of
     Australia   for  all  proceedings  arising  from   this
     Agreement.


SIGNED FOR AND ON BEHALF OF        )
CONTINENTAL CENTURY                )
PAY TV PTY LIMITED BY              )
ANDREW TOWN who warrants that he   )
has authority to bind the Company  )
in the presence of:                )







SIGNED FOR AND ON BEHALF OF        )
AUSTRALIS MEDIA LIMITED            )
BY RODNEY PRICE, CHAIRMAN          )
who warrants that he               )
has authority to bind the Company  )
in the presence of                 )






                         SCHEDULE 1

                  CHANNELS OF PROGRAMMING




First Channel

Name

     Arena


Description:

     A  mixture of Australasian, European and North American
     programmes   including  without  limitation   situation
     comedies, series, mini-series, game shows, adventure stories and movies (primarily in English).


Second Channel

Name

     Max or Classic Max

Description:

     Max  is  produced  for children and  is  a  mixture  of
     cartoons,   educational  programmes,  game  shows   and
     children's drama to be viewed during the daylight hours.

     Classic  Max is produced for families and is a  mixture
     of  family  entertainment, series and  other  favourite
     classic   British,   Australian  and   North   American
     programmes.


Third Channel

Name

     Quest

Description:

     An international mixture of documentaries, adventure, history and lifestyle programmes.

Fourth Channel

Name

     Red

Description:

     New music videos, concerts and related promotions for both the Australian music industry and the general public.

General

     Arena and Max will be in English other than as noted in relation to Arena.

     In the case of Quest and Red, no less than 95% of the total air time per day on each channel will be in English.

     The channels will operate 24 hours per day 365 days per year.

     CCPTV may, by notice to Australis, vary the types of channels referred to in this Schedule.

                         SCHEDULE 2

                            FEES


1    Period  1               $US3.15 per  Subscriber  per month
(Period to 30 November 1997)

2    Period 2                $US4.15 + 120% of any increase
(1 December 1997 to          internal costs + 110% of any
 30 November  1998)          increase   of
                             external  costs  over   launch
                             levels   per  Subscriber   per
                             month ("Period 2 Rate")

3   Period 3                 Period  2 Rate + 120%  of  any
(1 December 1998 to          increase in internal costs +
 30 November  1999)           110%   of   any  increase   of
                             external  costs over Period  2
                             per   Subscriber   per   month
                             ("Period 3 Rate")

4   Period                   Period  3 Rate + 120%  of  any
(1 December 1999 to          increase in internal costs +
 30 November  2000)          110%   of   any  increase   of
                             external  costs over Period  3
                             per   Subscriber   per   month
                             ("Period 4 Rate")

5  Each 12 month period      The per Subscriber rate for the
   thereafter                prior 12  month period + 120% of
                             any increase in internal  costs
                             + 110%   of   any  increase   of
                              external  costs over  the  per
                              Subscriber rate for the  prior
                              12 month period per Subscriber
                              per month.

PROVIDED that:

(1) the following non-cumulative volume discounts are to apply to any month if the number of Subscribers in that month reaches the levels as listed below:

               250,000                   2%
               500,000                   4%
               750,000                   6%
               1,000,000                 8%
               1,250,000                10%
               1,500,000                12%
               1,750,000                14%
               2,000,000                16%
               2,250,000                18%
               2,500,000 or over        20%


(2) The rate card prices specified above will be decreased from time to time by the amount of any decreases in the actual cost to CCPTV of the individual channels of programming forming part of the Services. Australis has the right to verify decreases and increases by audit by an independent auditor.

Definitions

(1) "Subscriber per month" means the number determined by the following formula:

     Subscriber = (A+B)/2

     Where:

      A means the number of Subscribers on the first day of the current month

      B means the number of Subscribers on the last day of the current month.

(2) Subscribers include equivalent subscribers which, in the instance where bulk rates are paid, shall mean the quotient derived by dividing the bulk rate by the then applicable individual subscriber rate.

(3) Where a fee is charged for additional outlets, the additional outlets will be counted as subscribers on a pro rata basis based upon the revenue derived from such outlets divided by the then applicable individual subscriber rate.

                                              Exhibit 10(ll)

                                           Final as executed



                          BETWEEN:

                   AUSTRALIS MEDIA LIMITED
                      (ACN 059 741 178)
                             AND
          NEW WORLD TELECOMMUNICATIONS PTY LIMITED
                      (ACN 059 915 936)

            (together referred to as "Australis")

                            AND:

            EAST COAST PAY TELEVISION PTY LIMITED
                      (ACN 003 546 272)
                             AND
       CONTINENTAL CENTURY PAY TELEVISION PTY LIMITED
                      (ACN 059 914 840)
               (together referred to as "CC")




            INFRASTRUCTURE UTILISATION AGREEMENT




                        HARPER WATSON
              Corporate and Commercial Lawyers
               Level 10 15 Castlereagh Street
                      Sydney NSW  2000
                    Telephone:  231 5755
                        Fax: 231 5231
                       DX: 530 Sydney
            INFRASTRUCTURE UTILISATION AGREEMENT

THIS  INFRASTRUCTURE UTILISATION AGREEMENT (the "Agreement")
is made as of this          day of                , 1995.

BETWEEN: AUSTRALIS MEDIA LIMITED (ACN 059 741 178) with its registered address at 100 Bulwara Road, Pyrmont, New South Wales ("AML") AND NEW WORLD TELECOMMUNICATIONS PTY LIMITED (ACN 059 915 936) with its registered address at 100 Bulwara Road, Pyrmont, New South Wales (which parties are together referred to as "Australis")

AND:            EAST  COAST PAY TELEVISION PTY LIMITED  (ACN
          003 546 272) with its registered address at Level 7, 55 Grafton Street, Bondi Junction, New South Wales ("ECT") AND CONTINENTAL CENTURY PAY TV PTY LIMITED (ACN 059 914 840) with its registered address at Level 20, Royal Exchange Building, 56 Pitt Street, Sydney, New South Wales (which parties are together referred to as "CC")

RECITALS

     Section 116 of the Act permits the holders of the A Licence and the B Licence to cooperate with each other in respect of the following specific matters:

           A subscriber management system;

           Marketing;

           Facilities for transmission; and

           The operation of disabling devices.

     Australis and CC wish to record the terms of their cooperation in respect of these matters in this Agreement.

IT IS AGREED as follows:

     APPOINTMENT

Effective upon the signing of this Agreement, CC hereby designates Australis and Australis hereby accept the designation as the exclusive consultant/agent to CC to procure, provide and perform the Services upon the terms and conditions herein set forth.

     TERM AND TERRITORY OF THE AGREEMENT

          This Agreement shall continue for a period of ninety-nine (99) years commencing immediately upon the signing of this Agreement. For the avoidance of doubt, neither party shall be entitled to terminate this Agreement, even by the giving of reasonable notice.

          This Agreement shall apply throughout the Commonwealth of Australia (including, without limitation, those territories in the Commonwealth of Australia covered by franchises entered into by Australis whether now or hereinafter obtained).

     DUTIES AND UNDERTAKINGS OF AUSTRALIS

          Australis shall:

               Provide where technically feasible carriage of the four (4) A Licence channels and shall, in pursuance of its obligations under this Agreement, make available and maintain the means for the delivery of the four (4) B Licence channels and any licensed channels hereafter controlled by the Australis Group over MDS or by any other means of delivery controlled by the Australis Group, to facilitate the delivery of all voice, audio, video or data, including, without limitation, other programming;

               Establish, operate and thereafter maintain the Facilities, which shall have sufficient capacity to provide subscribers with the signals to be broadcast by CC pursuant to the A Licence;

               Assist and provide technical expertise in the promotion, advertising and marketing of the A Licence;

               Establish, operate and thereafter maintain and make available to CC a Subscriber Management System and subscriber management services;

               Assist at the request of CC in all technical areas of the reception, distribution, installation and maintenance of the Facilities used for the Services; and

               Remit all revenue due to CC after deduction of X (as defined in Schedule I ), within forty-five (45) days after the end of each calendar month.

          Notwithstanding any other provision of this Agreement, CC shall at all times have absolute control of:

               The selection of all of the programs to be broadcast by it by and through the A Licence; and

               All significant aspects of its operations in providing broadcasting services through the A Licence.

               For the avoidance of doubt, the parties agree that the terms of this Agreement are not to be read so as to confer upon Australis any power. right or expectation that CC will act in accordance with Australis's directions, instructions or wishes or to confer upon Australis any ability to exercise direction or restraint over any substantial issue affecting the management or affairs of CC and this Clause 3(b) shall prevail over all other provisions of the Agreement (other than Clause 5(n)).

          In respect of each subscriber to one or more of the A Licence channels who is not also a subscriber to any channels offered by Australis, Australis shall ensure that the services necessary to provide transmission (other than transponder space), subscriber management and all other matters necessary to support those services of the A Licence shall be available.

     COMMITTEE

     Immediately following the signing of this Agreement, the parties shall establish a committee (the "Committee") in relation to the matters the subject of this Agreement. Such Committee shall be constituted from time to time by one (1) nominee of each of CC and Australis. The Committee will add one (1) further nominee to be appointed by the nominees for each of the parties. Additional members may be appointed to the Committee from time to time as the parties think appropriate. The Committee shall meet at least quarterly, shall approve budgets as envisaged in Clause 5 and Schedule 1 on matters which are the subject of this Agreement and shall have such responsibilities as are provided for in this Agreement and as Australis and CC shall from time to time agree.

     DIVISION OF ADJUSTED INFRASTRUCTURE NET CASH FLOW

          The parties agree that the Adjusted Infrastructure Net Cash Flow shall, subject to recalculation under this Clause 5, be divided as follows:

               ECT (or such other company or person as it may direct) shall be entitled to receive an amount equal to 25% of the Adjusted Infrastructure Net Cash Flow; and

               AML (or such other company or person as it may direct) shall be entitled to receive an amount equal to 75% of the Adjusted Infrastructure Net Cash Flow.

               These percentage shares have been calculated by taking into account the relationship between the agreed capital originally invested or committed to by each of Australis ($300,000,000) ("Australis Capital") and CC ($100,000,000) ("CC Capital") as a proportion of the total capital ($400,000,000) ("Total Capital") invested or committed to by or on behalf of both parties to pay television in Australia.

          The parties envisage that pay television in Australia will be very capital intensive. The parties acknowledge that it is Australis's and CC's intention from time to time to raise further funds, whether by way of equity or debentures, or in any other manner which appears to it to be appropriate and efficient.

          The parties agree that their respective percentage shares of Adjusted Infrastructure Net Cash Flow shall be recalculated from time to time as the Australis Group raises and expends further funds (such recalculation to include additional funds raised and expended since acquisition of the B License) by such further funds being added to the Australis Capital and to the Total Capital.

          In the event that ECT wishes to maintain its current percentage share of Adjusted Infrastructure Net Cash Flow from time to time, it may do so by

               In the case of additional funds raised and expended by the Australis Group prior to the execution of this Agreement, paying to AML an amount sufficient to retain its then current percentage share referred to in this Clause 5 ("Adjusted Infrastructure Payment") with such payment being made within fifteen (15) days of receipt of a notice from AML which identifies expenditure of the funds by the Australis Group to the reasonable satisfaction of ECT. Any resulting surplus from the Adjusted Infrastructure Payment shall be the initial reserve;

               In the case of budgeted expenditure of funds already raised by the Australis Group, by notifying AML within thirty (30) days of the receipt of an expenditure budget, of ECT's agreement to meet its then current percentage share of such expenditure and an agreed level of reserves and paying to AML its relevant Adjusted Infrastructure Payment on the 15th day of the month prior to the month in which the expenditure is to be made under the budget by AML;

               In the case of further funds required by the Australis Group to meet its budgeted expenditure and an agreed level of reserves, paying to AML the Adjusted Infrastructure Payment sufficient to retain its then current percentage share upon the recalculation referred to in this Clause 5 on the 15th day of the month prior to the month in which the expenditure is to be made under the budget by AML. ECT shall advise AML within thirty (30) days of the receipt of an expenditure budget, of ECT's agreement to meet its current percentage share of such expenditure.

               Any recalculation of the respective current percentage shares of Adjusted Infrastructure Net Cash Flow of ECT and AML, shall take effect on the date on which the Adjusted
          Infrastructure Payment would otherwise have been due and payable.

          For the purposes of this Clause 5, the expression "the Australis Group raises further funds" shall, without limiting the generality of the expression, include all the following matters:

               The raising of additional funds whether by way of debt or equity in any manner; and

               The making of any payment to the Australis Group by any joint venture partner.

          Conditions precedent to any recalculation referred to in this Clause 5 are:

               AML shall have provided annual budgets to ECT and shall have agreed such budgets with ECT to the extent that the budgets require ECT to provide any advice of its agreement to AML under Clauses 5(d)(ii) and (iii), such agreement of ECT not to be unreasonably withheld;

               AML shall have agreed with ECT the determination of all amounts which give rise to a recalculation under this Clause 5, such agreement of ECT not to be unreasonably withheld; and

               AML shall have provided to ECT any material information requested by ECT and relevant to the determination of any recalculation in relation to the budgets.

          Division of estimated Adjusted Infrastructure Net Cash Flow and payments in accordance with Clause 5(a) shall take place within forty-five (45) days after the end of each calendar quarter, based upon the estimated Adjusted Infrastructure Net Cash Flow for such calendar quarter. Adjustments in the payments made on account of such division shall be paid or refunded, as the case may be, between the parties within thirty (30) days after receipt of each party's audited financial statements, which shall be delivered within ninety (90) days after the end of each fiscal year and which shall be used to determine the actual Adjusted Infrastructure Net Cash Flow for such fiscal year.

          Within forty-five (45) days of the end of each calendar quarter, Australis shall provide reports to CC in respect of the following matters:

               The Services which it has performed under this Agreement in the preceding calendar quarter; and

               The Services which it expects to perform under this Agreement in the succeeding calendar quarter.

          The reports envisaged in Clause 5(h) shall include such matters as are reasonably required from time to time by CC.

          Australis undertakes to CC:

               To keep accurate and proper accounts and records in relation to receipts and expenditure of money for or by the Australis Group as would enable a full and adequate audit to be undertaken;

               To procure the annual audit by a qualified auditor of all accounts and records envisaged by this Agreement to be maintained by Australis;

               To make available to the appointed auditor or any other qualified auditor for the purpose of Clause 5(j) at all reasonable times all accounts, records and other documents relating to its performance of the Services and the division of Adjusted Infrastructure Net Cash Flow under this Agreement; and

               To seek, in conjunction with CC, approval of the terms and provisions of this Agreement from appropriate governmental authorities promptly upon its execution by the parties.

          At any time during normal business hours and upon giving at least ten (10) Business Days' prior written notice to AML and from time to time, but not more often than twice per fiscal year, for the duration of the term of this Agreement, ECT shall be entitled to appoint a qualified auditor to audit the accounts, records and other documents relating to the performance by the Australis Group of the Services and the division of Adjusted Infrastructure Net Cash Flow under this Agreement. The Australis Group shall co-operate fully in any such audit and shall assist the auditor as reasonably required. The cost of any such audit shall be borne by ECT.

          If, from time to time, additional funds under Clause 5(d) (whether for operating or capital needs) are required by the partes to meet their business needs as set forth in this Agreement, ECT and AML shall, subject to the immediately following sentence, each provide their percentage shares, as set forth herein, of such funds. If one party does not provide its share of such funds, the other party may do so, in which case the percentage of Adjusted Infrastructure Net Cash Flow as set forth in Clause 5(a) to be distributed to ECT and AML shall be a fraction, the denominator of which is $400,000,000 plus the amount of any funds previously contributed by both parties from time to time plus the additional funds referred to in this Clause 5(1) and the numerator of which, in the case of ECT, is $100,000,000 plus the amount of all funds paid by ECT from time to time under this Agreement plus its additional funds referred to in this Clause 5(1) and, in the case of AML, is $300,000,000 plus the amount of all funds paid by the Australis Group from time to time under this Agreement plus its additional funds referred to in this Clause 5(1).

          Australis undertakes that it will take no action that prejudices or will prejudice the ability of CC or Australis to perform or receive the economic benefits of this Agreement and without any proposed transferee or assignee agreeing to assume Australis's obligations hereunder. Australis also undertakes to CC at all times to maintain and enforce those provisions required to be incorporated into its Articles of Association by Part 6 of
          Schedule 2 of the Act.

          For the avoidance of doubt, the parties agree that the terms of this Agreement are not to be read so as to confer upon CC any power, right or expectation that Australis will act in accordance with CC's directions, instructions or wishes or to confer upon CC any ability to exercise direction or restraint over any substantial issue affecting the management or affairs of Australis and this Clause 5(n) shall prevail over all other provisions of the Agreement (other than Clause 3(b)).

          No Adjusted Infrastructure Payment pursuant to Clauses 5(d)(i) or
          (ii) is required to be made until after TPC and ABA Authorisation of the terms of this Agreement and the date for payment of any Adjusted Infrastructure Payment arising from the operation of those Clauses is extended accordingly until the date on which the last of those Authorisations is given.

          CC and Australis specifically acknowledge that the calculation of the access fee for the purposes of this Agreement has taken into account the benefits provided to Australis by CC under this Agreement.

          Notwithstanding any subsequent event, CC shall be entitled to participate and share in the Adjusted Infrastructure Net Cash Flow as provided in this Clause 5.

     UNDERTAKINGS BY CC

     CC undertakes to Australis that it will not, without advising Australis in writing at least sixty (60) days in advance, take or permit to be taken any action which results in or will result in any material change to the legal, beneficial or economic ownership or control of CC or of the A Licence or which prejudices or will prejudice the ability of CC or Australis to perform or receive the economic benefits of this Agreement and without any proposed transferee or assignee agreeing to assume CC's obligations hereunder. CC also undertakes to Australis at all times to maintain and enforce those provisions required to be incorporated into its Articles of Association by Part 6 of Schedule 2 of the Act.

     TERMINATION

     This Agreement may not be terminated except by the written consent of all parties.

     GENERAL

          The parties covenant and agree that each will do all acts and things and execute all deeds and documents and other writings as are from time to time reasonably required for the purposes of or to give effect to this Agreement.

          This Agreement shall bc governed by and construed in accordance with the laws of New South Wales and the parties agree to submit to the jurisdiction of the courts in that state.

          No waiver of any breach of this Agreement shall be held or construed to be a waiver of any other subsequent or antecedent breach of this Agreement.

          Any provision of this Agreement which is illegal, void by law or unenforceable by or contrary to law will bc ineffective to the extent only of that illegality, voidness by law, unenforceability or contrariness to law without invalidating the remaining provisions. In such event, the parties shall negotiate in good faith a new provision which is not illegal, void by law or unenforceable or contrary to law and which provides and would provide CC and Australis with the same or equivalent benefits and participation that are provided for by the provision which is deemed illegal void or unenforceable and the provisions of Clause 5(q) shall obtain.

          All notices, requests, consents and other documents authorised or required to be given by or pursuant to this Agreement shall be in writing and shall be given by personal delivery or by first class certified or registered mail, postage prepaid, with return receipt requested and marked delivered or refused, or by an overnight delivery service (such as Federal Express) with proof of delivery or refusal of delivery, or sent by facsimile transmission, to the parties at the following addresses and fax numbers (or at such other address or fax number as to which the parties hereto have been notified as provided herein):

          Australis:

          To:       Australis Media Limited (Attention:  Mr Geoff Kleemann)
          Address:  100 Bulwara Road
                    Pyrmont NSW 2009 Australia
          Fax No.:  (02) 325 7440

          Copy To:  Mr Rodney Price
          Address:  Level 41 Gateway Building
                    No. 1 Macquarie Place
                    Sydney NSW 2000 Australia
          Fax No.:  (02) 251 2295

          CC:

          To:       East Coast Pay Television Pty Limited
                    (Attention:  Mr. Greg Solomon)
          Address:  Level 7 55 Grafton Street
                    Bondi Junction NSW 2021 Australia
          Fax No.:  (02) 386 1907

          Copy To:  Mr. Bernard P. Gallagher
          Address:  President
                    Century Communications Corporation
                    50 Locust Avenue
                    New Canaan CT 06840-4750 USA
          Fax No.:  (203) 972 2013

          Each of the parties shall procure that neither it nor any of its related parties shall make any public announcement or disclosure to any person (save and except disclosure by Australis and CC to all appropriate regulatory authorities including the ABA and the
          TPC) in relation to this Agreement or information of which it has become aware in connection with this Agreement unless it first consults with and obtains the agreement in writing of the other parties, which agreement shall not be unreasonably withheld, provided that:

               Following such consultation no party shall be entitled to withhold agreement in the case of a public announcement or modification where and to the extent that the same is required by law or the applicable rules of any securities exchange; and

               A party shall be entitled to make such disclosures to the directors, secretary, employees, professional advisers and bankers of that party and its related parties so long as the party uses all reasonable endeavors to ensure that the matters disclosed are kept confidential.

          This Agreement may not be modified, amended, added to or otherwise varied except by a document in writing signed by each of the parties or signed on behalf of each party by a director under hand.

               (i) No party shall assign, novate, mortgage, charge or otherwise transfer all or any part of its rights under this Agreement without the prior written consent of the offer parties.

               This Agreement shall be binding on and enure to the benefit of each party of its respective successors and permitted assigns.

          Both Australis and CC shall be entitled to fulfil their respective obligations hereunder by procuring that such obligations are fulfilled by any one or more of their respective related parties and affiliates.

          Nothing contained in this Agreement shall constitute a partnership, joint venture or association of any kind between any of the parties or render any of those persons liable for the debts or liabilities incurred by any other person.

          The terms set out in this Agreement comprise the whole agreement between the parties and the existence of any other agreements, warranties, undertakings, terms, conditions and representations (other than those implied by law and incapable of negation) is expressly negatived.

     DEFINITIONS

     "ABA" means the Australian Broadcasting Authority.

     "Adjusted Infrastructure Net Cash Flow" shall mean Infrastructure Net Cash Flow for the current period plus net proceeds of the Australis Group from the sale, lease or licensing of any part of the Facilities or access to any part of the Facilities less approved reserves needed for anticipated working capital, approved reserves needed for anticipated capital expenditures (including, without limitation, fixed assets, subscriber equipment, licenses, etc.) and approved reserves for other appropriate purposes (including, without limitation, investments).

     "Adjusted Infrastructure Payment" has the meaning given to it in Clause 5(d)(i).

     "Act" means the Australian Broadcasting Services Act.

     "A License" means satellite subscription television broadcasting license A issued under the Act.

     "Australis Capital" has the meaning given to it in Clause 5(a).

     "Australis Group" means AML and its controlled entities (as defined in the Corporations Law) and shall, where the context permits, be deemed to include a reference to the holder of the B License.

     "Authorization" means any consent, authorization, filing, agreement, permission, license, approval, authority, exemption or written statement that it has no present intention of taking any action from or by a government agency or authority (including, without limitation, the ABA and the TPC).

     "B License" means satellite subscription television broadcasting license B issued under the Act.

     "broadcasting services" has the meaning given to it in the Act (as such may bc amended from time to time).

     "Business Day" means a day on which all banks are open for business generally in New South Wales.

     "CC" includes CC and each of its controlled entities (as defined in the Corporations Law) and shall, where the context permits, be deemed to include a reference to the holder of the A License.

     "CC Capital" has the meaning given to it in Clause 5(a).


     "Committee" has the meaning given to it in Clause 4.

     "Facilities" means all facilities for originating and compiling, compressing, encrypting, transmitting and receiving broadcasting services and any services for the delivery of voice, audio, video, data and broadcasting services and for production equipment for related facilities (including, without limitation, originating, transmission and reception equipment) and all relevant support facilities (including, without limitation, broadcast centre establishment and operations, staff training and selection, management information and computer systems and incidental operational, administrative and management facilities) and any facilities in the future whether now or hereafter created which alter, upgrade, augment or replace the original facilities.

     "fiscal year" means a financial year of Australis Media limited (currently, 1 July to 30 June).

     "Infrastructure Net Cash Flow" shall mean all amounts derived by the application of the formula in Schedule 1.

     "Marketing Services" means promotion, advertising, marketing and exploitation of broadcasting services (including, without limitation, the sale of subscriptions, the installation of reception equipment, the sale of advertising air time (when permitted under the Act), the maintenance of customer service operations, the collection of fees, subscriptions and other payments from subscribers and advertisers and the licensing of any technology developed in relation to performance of the Services).

     "MDS" means all of those multipoint distribution services or channels owned, controlled or operated by Australis from time to time.

     "Services" means the Marketing Services and access to the Facilities and the Subscriber Management System.

     "Subscriber Management System" means an automated system, linked to addressable decoders used by subscribers, by which subscribers to broadcasting services may be managed (including, without limitation, information relating to subscribers and their usage of broadcasting services) and any such system in the future which alters, upgrades or replaces the original system.

     "Total Capital" has the meaning given to it in Clause 5(a).

     "TPC" means the Trade Practices Commission.

     INTERPRETATION


     In this Agreement, unless the context indicates a contrary intention:

          Words importing the singular include the plural and vice versa and words denoting a given gender include all other genders;

          The expression "person" includes an individual, the estate of an individual, a body politic, a corporation and a statutory or other authority or association (incorporated or unincorporated);

          Headings and underlinings are for convenience only and do not affect interpretation;

          References to parties, clauses, sub-clauses, paragraphs, sections, schedules, exhibits or annexures are references to parties, clauses, sub-clauses, paragraphs, sections, schedules, exhibits and annexures to or of this Agreement and a reference to this Agreement includes any schedule, exhibit and annexure;

          References to payments to any party to this Agreement shall be construed to include payments to another person upon the direction of such party;

          All payments to be made pursuant to this Agreement shall be made by unendorsed bank cheque or other immediately available funds in Australian dollars; and

          Reference to any legislation or to any clause or provision of any legislation includes any statutory modification or re-enactment or any statutory provision substituted therefore and all ordinances, by-laws, regulations and other statutory documents issued thereunder.


EXECUTED on the date first mentioned.

SIGNED for and on behalf of        )
AUSTRALIS MEDIA LIMITED            )
by its duly appointed Attorney     )
in the presence of:                )


 /s/                                     /s/


SIGNED for and on behalf of   )
NEW WORLD                     )
TELECOMMUNICATIONS            )
PTY LIMITED                   )
by its duly appointed Attorney)
in the presence of:           )


 /s/                                     /s/


SIGNED for and on behalf of   )
EAST COAST PAY                )
TELEVISION PTY LIMITED        )
by its duly appointed Attorney)
in the presence of:           )


 /s/                                     /s/


SIGNED for and on behalf of   )
CONTINENTAL CENTURY           )
PAY TV PTY LIMITED            )
by its duly appointed Attorney)
in the presence of:           )


 /s/                                     /s/

                         SCHEDULE 1


INCF = ICC - IE
Where ICC = OR - PC

In the above formula:

INCF is Infrastructure Net Cash Flow;
OR is Total Operating Revenue;
ICC is Infrastructure Cost Contribution;
PC is Total Programming Costs; and
IE is Total Infrastructure Expenses.

1.1 Total Operating Revenue means all revenue derived by the Australis Group in respect of all broadcasting services (as defined in the Act currently or as such may be amended from time to time) and any services for the delivery of voice, audio, video or data and/or such other services, all as may be provided through or by the Facilities (including, without limitation, pay per view revenue, advertising revenue, installation revenue and revenue derived from any sale of merchandise) except:

          (i) All revenue derived from subscribers to one (1) or more of the A Licence channels who are not also subscribers to one (1) or more of the channels offered by the Australis Group other than the revenue identified in 1.2 below (any such excepted revenue shall be payable to the holder of the A Licence);

          (ii) All revenue derived from subscribers to one (1) or more of the Australis Group channels who are not also subscribers to one (1) or more of the A Licence channels other than the revenue identified in 1.3 below (any such excepted revenue shall be payable to the holder of the B Licence); and

          (iii) All interest income (except that interest which is related to reserve balances resulting from the finding in which CC has participated shall not be excluded from Total Operating Revenue).

1.2 In respect of each subscriber to one (1) or more of the A Licence channels who is not also a subscriber to one (1) or more of the channels offered by the Australis Group, the amount to be included in Total Operating Revenue is X, which amount Australis is authorised and directed to deduct and apply as part of the Total Operating Revenue.

1.3 In respect of each subscriber to one (1) or more of the Australis Group channels who is not also a subscriber to one (1) or more of the A Licence channels, the amount to be included in Total Operating Revenue is X, which amount Australis is authorised and directed to deduct and apply as part of the Total Operating Revenue.

2.1 Total Programming Costs means the total programming costs relating to the channels to which each subscriber subscribes calculated as follows:

          (i) In the case of programs supplied by the Australis Group, all amounts payable to the program suppliers (whether or not the Australis GROUP has an interest therein) payable in relation to the subscriber but excluding minimum subscriber guarantee payments and amounts excluded under Clause 2.1(iv) of this
          Schedule 1;

          (ii) In the case of programs supplied by CC, all amounts payable to CC or any other supplier (whether or not CC has an interest therein) in respect of such programs (including, without limitation, under the MDS Agreement), except that in the case of each subscriber to one (1) or more of the A Licence channels who is not also a subscriber to one (1) or more of the channels offered by the Australis Group the CC programming costs shall not be taken into account;

          (iii) In the case of all other programs, such actual amounts payable to the applicable program suppliers; and

          (iv) In the case of each subscriber to one (1) or more of the A Licence channels who is not also a subscriber to one (1) or more of the channels offered by the Australis Group, the Total Programming Costs shall not include the cost payable by the Australis Group under its agreements with its program suppliers (such payments to be included as Total Infrastructure Expenses), copies of which agreements Australis shall provide to CC.

3.1 Total Infrastructure expenses means all expenses, costs and outgoings reasonably attributable to the derivation of any portion of Total Operating Revenue excluding Total Programming Costs but including, without limitation, minimum subscriber guarantee payments payable under any agreement relating to the supply of programs and costs of marketing, billing, technical services, delivery and administration (excluding depreciation, amortisation, interest on debt and the Technical Services Agreement fee due to Lenfest Australia Group Pty Limited). Payments excluded in Clause 2.1(iv) of this Schedule 1 are deemed to be included in this definition.

4.1 X in 1.2 and 1.3 shall be $40 or such other sum as shall be changed by the Committee from time to time.
AUSTRALIS

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

We made the TNC Heads of Agreement with Foxtel (a join venture formed between Telstra Corporation Limited ("Telstra") and The News Corporation Limited) and others on 9 March 1995 in which we granted to Foxtel the right to distribute by cable the Franchisor's Services, including in the Regions.

You agree that you will make no objection to or claim in respect of the TNC Heads of Agreement on the basis that we both now agree to all of the following:

1. When you enter into the proposed Cable Distribution Agreement with Foxtel authorising Foxtel to distribute Services produced or provided by the ECT Group (including the four A Licence Services) throughout Australia by cable, including in the Regions:

          (a) references in the TNC Heads of Agreement to the 'Galaxy Package' shall mean the four B Licence Services and shall not include any Services provided by the ECT Group to us; and

5. The Option Agreement entered into as of 8 July 1994 is varied to reduce our entitlement to Option Securities to 2% (after reduction in accordance with Clause 3.5), with a commensurate reduction in the Option Price. You and we agree to determine the precise amount of the reduced Option Price within 14 days of the date of this letter. You agree to provide to us all information reasonably necessary to assist us to determine that reduced Option Price with you.

I have signed below to confirm the agreement of the Australis Group to all of the above, which shall become effective only when:

(a) representatives of the ECT Group and Foxtel execute the Cable Distribution Agreement; and

(b) the parties to the Cable Distribution Agreement receive an authorisation, approval or notification from the Trade Practices Commission and the Australian Broadcasting Authority that they have no objection to the Cable Distribution Agreement between the ECT Group and Foxtel.

The above conditions may not be waived by you. After satisfaction of these conditions, the Ancillary Letter, the Option Agreement and the TNC Heads of Agreement shall be deemed amended as set out above.

Yours sincerely
AUSTRALIS MEDIA LIMITED



/s/
Per:  Rodney F Price - Chairman



Please sign below to confirm the agreement of the ECT Group.


Agreed and accepted:
EAST COAST PAY TELEVISION PTY LIMITED


/s/
Per:  Bernard P Gallagher - Director


The within infrastructure Utilization Agreement (the Agreement) shall be held in escrow by David Z. Rosensweig pending Authorisation as envisaged in Clause 5(O) of same by the Trade Practices Commission and the Australian Broadcasting Authority, after which an executed copy shall be distributed to each of Australis Media Limited on behalf of Australis and East Coast Pay Television Pty Limited on behalf of Continental Century. Words defined in the Agreement shall have the same meaning when used in this letter.


13 June 1995

Australis Media Limited

by:  /s/
its:      Chairman


New World Telecommunications Pty Limited

by:  /s/
its:      Chairman


East Coast Pay Television Pty Limited

by:
its:


Continental Century Pay Television Pty Limited

by:
its:


The undersigned agrees to hold the above referenced infrastructure Utilization Agreement in escrow pending the approval of same by the Trade Practices Commission and the Australian Broadcasting Authority.



by:  /s/
     David Z. Rosensweig