Form 10-Q
period 1996-08-31
CENTURY COMMUNICATIONS CORP
filed 1996-10-15
CIK 785080

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

                                   [X]
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                   For the quarterly period ended August 31, 1996
                                   OR
                                  [   ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from        to
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

Class A Common - 29,014,849 outstanding shares as of September 30, 1996 Class B Common - 45,126,115 outstanding shares as of October 10 , 1996


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                                            August 31,     May 31,
                                                               1996          1996

ASSETS

Current assets:
   Cash and short-term investments                         $   127,926  $   164,592

   Accounts receivable, less allowance for doubtful
      accounts of $4,080 and $3,008, respectively               56,274       41,002

   Prepaid expenses and other current assets                     7,667        6,632

      Total current assets                                     191,867      212,226

Property, plant and equipment - net                            660,395      651,607

Investment in marketable equity securities                      53,918       53,069

Equity investments in cable television and cellular
   telephone systems - net                                     110,953      108,256

Debt issuance costs, less accumulated amortization
   of $13,039 and $11,652, respectively                         28,767       28,352

Cable television franchises, less accumulated
   amortization of $343,406 and $285,991, respectively         452,906      525,194

Wireless telephone licenses, less accumulated
   amortization of $176,410 and $164,786, respectively         349,883      360,213

Excess of purchase price over value of net
   assets acquired, less accumulated amortization
   of $53,620 and $51,529, respectively                        292,377      279,202

Other assets                                                    31,640       16,790

                                                           $ 2,172,706  $ 2,234,909

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(Amounts in thousands, except share data)

                                                                August 31,          May 31,
                                                                   1996              1996

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

    Current maturities of long-term debt                      $     15,171      $     15,084
    Accounts payable                                                30,918            26,102
    Accrued interest payable                                        37,576            22,921
    Other accrued expenses                                          69,499            72,757
    Customers' deposits and prepayments                             20,827            19,370
        Total current liabilities                                  173,991           156,234

Long-term debt                                                   2,066,012         2,081,611

Deferred income taxes                                               90,894            99,474

Minority interest in subsidiaries                                  156,902           162,790

Preferred stock, par value $.01 per share
    authorized 100,000,000 shares, none issued                           -                 -

Subsidiary convertible redeemable preferred stock (at
    aggregate liquidation value), par value $.01 per share,
    authorized, issued and outstanding 102,187 shares
    (redemption value of $1,823.00 per share)                      186,287           182,813

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
        Class A, authorized 400,000,000 shares,
           issued and outstanding 60,550,940  and
           59,946,280 shares, respectively
           (includes treasury shares)                                  606               599
        Class B, authorized 300,000,000 shares, issued
           and outstanding 45,126,115 and 45,406,115
           shares, respectively                                        451               454
    Additional paid-in capital                                     177,418           175,804
    Other, including 31,536,341 and 31,357,530
      treasury shares, respectively                               (111,475)         (117,702)
    Accumulated deficit                                           (568,380)         (507,168)

        Total common stockholders' deficiency                     (501,380)         (448,013)

                                                              $  2,172,706      $  2,234,909




See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)



                                                                                           Three Months Ended
                                                                                   1996               1995
Revenues:
    Cable service income                                                      $    112,685       $     89,705
    Cellular service income                                                         32,365             26,922
    Australian operations                                                            7,954                  -
                                                                                   153,004            116,627

Costs and expenses:
    Cost of services - Cable                                                        24,345             19,971
    Cost of services - Cellular                                                      7,469              5,713
    Selling, general and administrative                                             35,894             29,429
    Australian expenses                                                              6,960                  -
    Depreciation and amortization - domestic                                        56,136             47,725
    Depreciation and amortization - Australia                                        6,514                  -
    Write-down of Australian assets                                                 40,000                  -
                                                                                   177,318            102,838

Operating (loss) income                                                            (24,314)            13,789

Gain on sale of assets                                                                  48              4,176
Interest expense                                                                   (48,424)           (45,782)
Other income                                                                         1,368                215

    Loss before income tax (benefit) and
        minority interest                                                          (71,322)           (27,602)
Income tax (benefit)                                                                (6,598)            (4,806)

    Loss before minority interest                                                  (64,724)           (22,796)

Minority interest in loss of
    subsidiaries                                                                     3,512                879

        Net loss                                                              $    (61,212)      $    (21,917)

Dividend requirement on subsidiary convertible
    redeemable preferred stock                                                $      1,098       $      1,035

Loss applicable to common shares                                              $    (62,310)      $    (22,952)

Loss per common share                                                         $      (.84)       $      (.31)

Weighted average number of common shares
    outstanding during the period                                               74,069,000         73,583,000

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Amounts in thousands)
                                                           Three Months Ended August 31,
                                                               1996                 1995

OPERATING ACTIVITIES:
   Cash received from subscribers and others             $     171,122        $     126,871
   Cash paid to suppliers, employees
      and governmental agencies                               (101,961)             (82,775)
   Debt issuance costs                                          (1,802)              (5,126)
   Interest paid                                               (28,325)             (29,666)

            NET CASH PROVIDED BY OPERATING ACTIVITIES           39,034                9,304

INVESTING ACTIVITIES:
   Capital expenditures                                        (36,611)             (22,065)
   Cable television franchise expenditures                           -                 (117)
   Acquisition of other assets                                 (15,381)              (1,023)
   Acquisition of cable television and
       wireless telephone systems                               (5,095)             (46,756)
   Capital contributed to equity investments                      (213)                 (91)
   Capital returned from equity investments                      1,385                2,114

             NET CASH USED IN INVESTING ACTIVITIES             (55,915)             (67,938)

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                          523,087              235,500
   Principal payments on long-term debt                       (544,000)            (237,906)
   Issuance of common stock                                      2,716                  300
   Purchase of treasury stock                                   (1,588)                   -

             NET CASH USED IN FINANCING ACTIVITIES             (19,785)              (2,106)

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                (36,666)             (60,740)

CASH AND SHORT-TERM INVESTMENTS - BEGINNING
     OF PERIOD                                                 164,592              228,764

CASH AND SHORT-TERM INVESTMENTS - END                    $     127,926        $     168,024
     OF PERIOD

See notes to consolidated financial statements

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Amounts in thousands)

                                                                 Three Months Ended August 31,
                                                                   1996                  1995
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                       $  (61,212)         $     (21,917)

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                              62,650                 47,725
        Write-down of Australian assets                            40,000                      -
        Gain on sale of assets                                          -                 (4,176)
        Deferred income taxes - decrease                           (8,576)                (5,250)
        Minority interest in loss of subsidiaries                  (3,512)                  (879)
        Non cash interest charges                                   5,400                  8,596
        Debt issuance costs paid                                   (1,802)                (5,126)
        Other                                                      (2,243)                  (298)
        Change in assets and liabilities, net
           of effects of acquired, exchanged and disposed
           cable television and cellular telephone systems
             Accounts receivable - (increase)                     (15,272)               (14,784)
             Prepaid expenses and other current assets -
                (increase)                                         (1,035)                (1,043)
             Accounts payable and accrued expenses -
               increase                                            23,179                  6,280
             Customer deposits and prepayments -
               increase                                             1,457                    176

    Total adjustments                                             100,246                 31,221

Net cash provided by operating activities                      $   39,034          $       9,304

See notes to consolidated financial statements

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except subscriber, pop and share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of August 31, 1996 and the results of its consolidated operations and cash flows for the three months ended August 31, 1996 and 1995. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1996 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform with the current period's presentation.

During the three month period ended August 31, 1995, certain subsidiaries which were previously accounted for by the equity method were consolidated. There was no significant impact on the consolidated statement of operations as a result of this change.

NOTE 2.  WRITE-DOWN OF AUSTRALIAN ASSETS

During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" effective for financial statements for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and specifies the criteria for the determination and measurement of an impairment loss.

Since commencement of its operations in the Australian Pay TV Business, East Coast Pay Television Pty. Limited, an Australian Company ("ECT") has been funded by capital contributions and short-term debt facilities from its principal security holders (including the Company), and third party bank financings. These debt facilities are currently payable upon demand. There is no assurance that such funding will continue to be available, or that the lenders (including the Company) will continue to extend the maturity of the demand loans. On September 30, 1996, ECT was notified that two of its debt facilities currently held by a third party bank which aggregate approximately $9,600 which, had by their terms matured, were in default. ECT is currently in negotiations to refinance all or a portion of the facilities. There is no assurance that such negotiations will be successful. In that regard, the Company's Australian Holding Company has reserved against its short-term advances to ECT in the aggregate amount of $40,000. As a result, the Company has recorded this reserve in the three months ended August 31, 1996, as a write-down of its Australian assets in accordance with Statement of Financial Accounting Standards No. 121. In addition to the occurrence of the default under ECT's third party debt facilities, the write-down was based upon changes in market conditions, development plans and other considerations. For further discussion see Management's Discussion and Analysis.


NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of service revenues. Such programmers' shares netted against service income amounted to $27,434 and $22,302 for the three months ended August 31, 1996 and August 31, 1995, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $7,212 and $4,681 for the three months ended August 31, 1996 and August 31, 1995, respectively.

NOTE 4.  REGISTRATION STATEMENTS

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of October 10, 1996, there was $252,000 available for issuance under this registration.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
As of October 10, 1996, there were 4,239,231 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of October 10, 1996, $400,000 remained available for issuance.

NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the three months ended August 31, 1996 and August 31, 1995. The reclassifications result from the Company's acquisitions and exchanges and consolidation of entities previously accounted for by the equity method of accounting:

                                        Three Months Ended August 31,
                                        1996                1995

Current assets                       $     --             $(14,049)
Property, plant and equipment              --               (8,072)
Equity investments                         --              (91,356)
Cable television franchises           (14,828)             126,314
Wireless telephone licenses                --                8,063
Goodwill                               14,828               (4,324)
Other assets                               --                 (983)
                                     $     --             $ 15,593

Current liabilities                  $  6,634             $   (853)
Deferred taxes                             --               (1,454)
Minority interest                          --               17,900
Additional paid in capital                 --                   --
Translation adjustments                (6,634)                  --
                                     $     --             $ 15,593

NOTE 6.  ACQUISITIONS

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems was $92,900 subject to adjustment. Citizens and the Company own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 21,000 primary basic subscribers was completed. The purchase price of approximately $51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally.

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

On August 16, 1996, the Company and Citizens entered into agreements to acquire three cable television systems which serve an aggregate of approximately 76,000 primary basic subscribers. These systems are primarily located in Yorba Linda, Orange County, Diamond Bar, Oxnard and Ventura County, California. The aggregate purchase price for these systems is approximately $140,000. The Century/Citizens Joint Venture currently expects to fund the acquisitions using commercial bank facilities, the terms of which are currently being negotiated.

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

On September 12, 1996, Centennial acquired for approximately $34,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops.

Centennial Personal Communications Services ("PCS")

Centennial was the successful bidder for one of two MTA licenses (granted June 23, 1995) to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted by Centennial was $54,672.

The summary pro forma information includes the accounts and operations of the Company and all acquisitions and pending acquisitions described above, in each case as if such acquisitions had been consummated as of the beginning of each of the respective periods for the combined statements of operations.

                                     Three Months Ended August 31,
                                      1996                   1995

Revenues                            $154,274               $132,932
Net loss                             (21,052)               (30,074)
Net loss per common share               (.30)                  (.42)

Pro forma net loss per common share for the three months ended August 31, 1996 and August 31, 1995 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 7.  LONG-TERM DEBT

(a) CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75 to 1.375% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. The Company is in compliance with the terms of the credit facility.

(b) CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The repayment by the Company on August 7, 1995, of its existing indebtedness discharged all of the Company's obligations under its then-existing $300,000 credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. The Company is in compliance with the terms of the credit facility.

(c) On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year, $80,000,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b)"Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined. The agreement expires on February 28, 2004. The credit facility restricts the incurrence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met.

(d) On September 12, 1996, Centennial entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see acquisitions - Centennial). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility are based on, at the election of Centennial, (a) "Base Rate" plus a margin of 2% or (b) "Eurodollar Rate" plus a margin of 3%. The facility is secured by the stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt of Centennial, limits Centennial's ability to pay dividends and requires that certain operating tests be met.

NOTE 8.  REGULATORY MATTERS

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


NOTE 9.  SEGMENT INFORMATION

Information about the Company's operations in its three business segments for the three months ended August 31, 1996 and 1995 is as follows
(amounts in thousands):
Three Months Ended August 31,                           1996               1995
Gross revenues:
    Cable television                               $    112,728       $     89,745
    Cellular telephone                                   32,365             26,922
    Australian operations                                 7,954                  -
    Eliminations                                            (43)               (40)
                                                   $    153,004       $    116,627

Operating (loss) income:
    Cable television                               $     24,648       $     18,533
    Cellular telephone                                   (3,399)            (4,704)
    Australian operations                               (45,520)                 -
    Eliminations                                            (43)               (40)
                                                   $    (24,314)      $     13,789

Net loss:
    Cable television                               $    (10,004)      $    (20,626)
    Cellular telephone                                   (6,107)            (3,418)
    Australian operations                               (49,235)                 -
    Eliminations                                          4,134              2,127
                                                   $    (61,212)      $    (21,917)

Assets, at end of period:
    Cable television                               $  1,573,102       $  1,287,300
    Cellular telephone                                  783,038            801,173
    Australian operations                                87,875                  -
    Eliminations                                       (271,309)          (129,259)
                                                   $  2,172,706       $  1,959,214

Depreciation and amortization:
    Cable television                               $     37,655       $     29,695
    Cellular telephone                                   18,481             18,030
    Australian operations                                 6,514                  -
                                                   $     62,650       $     47,725

Capital expenditures:
    Cable television                               $     11,472       $     15,715
    Cellular telephone                                   23,481              6,350
    Australian operations                                 1,658                  -
                                                   $     36,611       $     22,065


The Company's consolidated financial statements include three distinct business segments.  Century Communications owns, operates and develops domestic cable television systems.  Centennial Cellular Corp., a 31.8%
owned subsidiary, owns, operates and invests in wireless telephone systems.
The Company's Australian operations are currently in the development stage and not yet fully operational.  The Australian operations will operate and invest in pay television services in Australia, including the development and distribution of programming.  The information provided below is that of Century
Communications before the consolidation of Centennial Cellular Corp. and Australia.
Centennial Cellular Corp, the Australian operations, as well as consolidated information.

NOTE 9.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
August 31,1996
(Amounts in thousands)
                                        Century
                                     Communications
                                      Corp. before
                                     consolidation of  Centennial               Reclassifications
                                       Centennial      Cellular    Australian        and
                                     and Australia       Corp.     Operations   Eliminations     Consolidated
ASSETS

Current assets:
    Cash and short-term investments      $  85,102   $   42,088  $      736   $            -   $     127,926

    Accounts receivable - net               20,045       22,493      13,736                -          56,274

    Prepaid expenses and
       other current assets                  4,150        2,870         647                -           7,667

        Total current assets               109,297       67,451      15,119                -         191,867

Property, plant and equipment - net        529,062      112,267      19,066                -         660,395

Investment in marketable
  equity securities                         53,918            -           -                -          53,918

Investment in  Centennial Cellular
  Corp, at cost                            139,685            -           -         (139,685)              -

Equity investment in cable television and
     cellular telephone systems - net      142,094       99,622       3,269         (134,032)        110,953

Debt issuance costs - net                   21,305        7,462           -                -          28,767

Cable television franchises - net          403,425            -      49,481                -         452,906

Wireless telephone licenses - net                -      349,883           -                -         349,883

Excess of purchase price over value of net
    assets acquired - net                  159,610      132,767           -                -         292,377

Other assets                                14,706       13,586         940            2,408          31,640

                                    $    1,573,102   $  783,038  $   87,875   $     (271,309)  $   2,172,706










NOTE 9.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET FINANCIAL DATA
(CONTINUED)
August 31, 1996
(Amounts in thousands)
                                Century
                             Communications
                              Corp. before
                             consolidation of    Centennial                   Reclassifications
                              Centennial          Cellular     Australian         and
                             and Australia         Corp.       Operations     Eliminations      Consolidated
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:
  Current maturities of
    long-term debt          $           50     $         -   $   15,121     $           -     $       15,171
  Accounts payable and
    accrued expenses                85,147          27,491       25,355                 -            137,993
  Customers' deposits
    and prepayments                 15,338           5,489            -                 -             20,827
    Total current liabilities      100,535          32,980       40,476                 -            173,991

Long-term debt                   1,716,012         350,000            -                 -          2,066,012

Deferred liability                   5,000           2,200            -            (7,200)                 -

Deferred income taxes               36,824          54,070            -                 -             90,894

Minority interest
  in subsidiaries                   54,567               -            -           102,335            156,902

Due to parent                            -               -      142,088          (142,088)                 -

Convertible redeemable
  preferred stock                        -         186,287            -                 -            186,287

Second series convertible
  redeemable preferred stock             -           7,252            -            (7,252)                 -

Common stockholders'
  equity (deficiency):
  Common stock, par
    value $.01 per share:
      Class A                          606             165            1              (166)               606
      Class B                          451             105            -              (105)               451

  Additional paid-in capital        87,141         379,883            6          (289,612)           177,418
  Other                           (117,688)         (4,801)       6,213             4,801           (111,475)
  Accumulated deficit             (310,346)       (225,103)    (100,909)           67,978           (568,380)


    Total common stockholders'
    equity (deficiency)           (339,836)        150,249      (94,689)         (217,104)          (501,380)

                            $    1,573,102     $   783,038   $   87,875     $    (271,309)    $    2,172,706


NOTE 9.  SEGMENT INFORMATION (continued)

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
THREE  MONTH PERIOD ENDED AUGUST 31, 1996
(Amounts in thousands)

                                Century
                             Communications
                             Corp. before
                             consolidation of   Centennial                Reclassification
                              Centennial        Cellular     Australian      and
                             and Australia        Corp.      Operations   Eliminations    Consolidated
Revenues:                  $      112,728     $   32,365   $    7,954   $       (43)    $      153,004

Costs and expenses:
  Costs of services                24,345          7,469            -             -             31,814
  Selling, general and
    administrative                 26,080          9,814            -             -             35,894
  Depreciation and
    amortization                   37,655         18,481        6,514             -             62,650
  Australian operations                 -              -        6,960             -              6,960
  Australian write-down                 -              -       40,000             -             40,000
                                   88,080         35,764       53,474             -            177,318

    Operating income (loss)        24,648         (3,399)     (45,520)          (43)           (24,314)

Income from equity investment           -          3,662            -        (3,662)                 -
Interest                           39,136          7,041        2,247             -             48,424
Gain on sale of assets                  -             48            -             -                 48
Other (income)/loss                   826              -        1,468        (3,662)            (1,368)

  Loss before income tax
    provision benefit
    and minority interest         (15,314)        (6,730)     (49,235)          (43)           (71,322)

Income tax benefit                 (5,843)          (755)           -             -             (6,598)

  Loss before minority
    interest                       (9,471)        (5,975)     (49,235)          (43)           (64,724)

Minority interest in (income)
  loss of subsidiaries               (533)          (132)           -         4,177              3,512

  Net Loss                 $      (10,004)    $   (6,107)  $  (49,235)  $     4,134     $      (61,212)


Note 10.  Changes in stockholders' deficiency

                                               Common Stock                    Additional
                                       Class A                Class B          Paid-In   (Accumulated
                              Shares     Dollars     Shares       Dollars      Capital   Deficit)     Other         Total
Balance at June 1, 1995     59,484,685 $   595     45,406,115  $       454   $ 175,545 $ (405,051)$  (123,188) $   (351,645)

Shares issued in connection
   with employee
   incentive plans             461,595       4                                   2,971                   (158)        2,817

Unrealized appreciation of
   marketable securities                                                                                6,397         6,397

Foreign currency translation
   adjustement                                                                                           (753)         (753)

Net Paid in Capital
  contributed by minority
  interests                                                                      1,238                                1,238

Accretion in liquidation
  value of subsidiary                                                           (4,256)                              (4,256)
  preferred stock

Vesting of subsidary
  stock options                                                                    306                                  306

Net loss                                                                                 (102,117)                 (102,117)

Balance at May 31, 1996     59,946,280     599     45,406,115          454     175,804   (507,168)   (117,702)     (448,013)

Shares issued in
   connection with employee
   incentive plans             299,660       4         25,000            -       2,712                                2,716

Class A shares purchased
   by the Company                                                                                      (1,588)       (1,588)

Class B shares converted
   to Class A shares           305,000       3       (305,000)          (3)                                               -

Accretion in liquidation
   value of subsidiary
   preferred stock                                                              (1,098)                              (1,098)

Foreign currency
   translation adjustment                                                                               6,966         6,966

Unrealized appreciation of
   marketable securities                                                                                  849           849

Net loss                                                                                  (61,212)                  (61,212)

Balance at August 31,
 1996                       60,550,940 $   606     45,126,115  $       451   $ 177,418 $ (568,380)$  (111,475) $   (501,380)



Other stockholders' deficiency items:                     August 31, 1996     May 31, 1996

Treasury stock, at cost                                   $    (139,350)      $  (137,762)
Unrealized appreciation of marketable securities                 21,662            20,813
Foreign currency translation adjustment                           6,213              (753)
                                                          $    (111,475)      $  (117,702)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Dollar Amounts in Thousands except subscriber, pop and share data)

Historically, the Company has earned its revenues primarily from subscriber fees for services provided by its cable television systems and from the operations of four radio stations. In addition, the Company's 31.8% owned subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers in three geographic areas. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented. During the first quarter of the fiscal year ended May 31, 1996, the Company for accounting and reporting purposes, consolidated the operations of East Coast Pay Television Pty. Limited, an Australian Company ("ECT"). ECT was previously accounted for by the equity method of accounting. There was no significant impact on the consolidated statement of operations as a result of the change. ECT is pursuing opportunities to own, operate and invest in pay television services in Australia. (See Investments - Australian Pay Television).

Due to actions by the Federal Communications Commission (the "FCC"), relating to the reinstitution of rate regulation, as hereinafter described, the rate structure of the cable television industry, including the Company's business, has been negatively affected. In view of the continuing changes and recently published revisions to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. The Company implemented new rate and service offerings whereby subscribers are given the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price ("A La Carte Service Offerings"). Several of the Company's systems, along with numerous other cable operators, received specific inquiries from the FCC regarding their implementation of this method of offering cable services. In its decisions on the inquiry letters, the FCC admitted that previous guidelines which cable operators, including the Company, relied upon may have been confusing. During December 1994, the FCC responded to certain of the letters of inquiry related to A La Carte Service Offerings. The FCC has, through such responses, effectively determined that A La Carte Service Offerings limited to six channels or less will be considered New Product Tiers under the FCC rules (see Regulation). A La Carte Service Offerings in systems serving approximately 84% of the Company's subscribers qualify as New Product Tiers. A La Carte Service Offerings in excess of six channels have not been given New Product Tier status and it is the intent of the FCC to treat such offerings as regulated tiers of cable programming service, retroactively to the date of initial regulation. Such treatment, affecting approximately 16% of the Company's primary basic subscribers, would result in further reductions in the Company's rates for such services as well as refunds for previously provided services. The Company
has appealed this determination to the FCC.   On August 23,1996, the FCC
released an Order seeking comment on a proposed resolution of pending basic and cable programming service tier rate complaints in several Los Angeles area cable systems served by the Company. The proposed resolution also calls for the FCC to reconsider the Letter of Inquiry ruling adopted by the FCC with respect to the Company's Los Angeles and Beverly Hills, California systems in December 1994. If finally adopted by the FCC, the proposed resolution would require the Company to adjust its rates for its basic and cable programming services tiers and make approximately $1,900 in subscriber refunds. Under the terms of the proposed resolution, local franchising authorities could "opt out" of the specified refunds and decide basic service tier refunds and rates based on the terms of the Letter of Inquiry, as reconsidered.

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's second revision to its rate formula. As a result, the Company experienced a further decrease in the regulated portion of its services for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline was offset in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel service and so called "external costs" as delineated in the rules. The bulk of such price adjustments became effective during the first quarter of fiscal years 1996 and 1997.

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

Three Months Ended August  31, 1996 and August 31, 1995

Revenue for the three months ended August 31, 1996 increased by $36,377 or 31.2%, over the three months ended August 31, 1995. Revenue from cable television operations increased by $22,980 or 25.6%, over the corresponding three months ended August 31, 1995 as a result of increases in the number of cable television subscriptions and acquisitions. Acquisitions of cable television systems accounted for $14,047 of the increase or 61.1%. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended August 31, 1996, were approximately 1,121,000 as compared to approximately 1,019,000 Basic Subscribers for the twelve-month period ended August 31, 1995, an increase of 10%. The impact of acquisitions of cable television systems accounted for 38% of the increase. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $35.90 during the twelve months ended August 31, 1996, as compared to approximately $33.75 during the comparable prior twelve month period, an increase of 6.3%. The Australian operations accounted for $7,954, or 21.9% of the total increase in revenue.

Revenue from cellular telephone operations for the three months ended August 31, 1996 increased by $5,443 or 20.2%, over the three months
ended August 31, 1995.    The increase in revenue was the result of
growth in subscriptions to and the resulting increased usage of cellular telephone service. Acquisitions accounted for increased revenue of $2,836 or 52% of the increase for the three months ended August 31, 1996.

Costs and expenses excluding depreciation and amortization and Australian activities for the three months ended August 31, 1996 increased by $12,595 or 22.9% over the three months ended August 31, 1995. Cost of services for the three months ended August 31, 1996 increased by $6,130 or 23.9% over the corresponding period in the prior year, while selling, general and administrative expense increased by $6,465 or 22.0%.

Cost of services of the Company's cable television operations increased by $4,374 or 21.9%, while selling, general and administrative expenses of the Company's cable television operations increased by $4,534 or 21.0%. The Company's recent cable television acquisitions accounted for $2,284 or 52.2% of the $4,374 increase in cost of services and $2,841 or 62.7% of the $4,534 increase in selling, general and administrative expense.
As a result, before giving effect to increased costs associated with acquisitions, costs of services and selling, general and administrative expenses increased by $2,090 and $1,693, respectively during the three months ended August 31, 1996. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue.

Cost of services related to the cellular telephone operations during the three months ended August 31, 1996 was $7,469, an increase of $1,756 or 30.7% as compared to the three months ended August 31, 1995. The reason for the increase was a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased cellular coverage areas resulting from the continued expansion of Centennial's network. Included in cost of services during the quarter ended August 31, 1996 were $504 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

Selling, general and administrative expenses related to the cellular telephone operations rose to $9,814, an increase of $1,931 or 24.5% above the $7,883 recorded during the three months ended August 31, 1995. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and anticipated growth of its cellular telephone business. Included in selling, general and administrative expenses during the quarter ended August 31, 1996 were $449 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cable television and cellular telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired wireless telephone markets and recent cable television and cellular acquisitions will contribute to an increase in these costs and expenses.

Depreciation and amortization (domestic) for the three months ended August 31, 1996 increased by $8,411 or 17.6% over the three months ended August 31, 1995. The cellular telephone operations and acquisitions accounted for $451 of this increase, while the cable television operations accounted for $7,960. The principal reason for the increase was acquisitions of cable television properties which accounted for 71% of the increase.

The Australian operations incurred expenses of $6,960 related to the start-up and development of the Australian Pay TV market, while depreciation and amortization expense, the result of its initial buildout and license acquisition was $6,514.

Operating income for the three months ended August 31, 1996 decreased by $38,103 over the quarter ended August 31, 1995, principally as a result of the Company's $40,000 write-down of Australian assets. (See Liquidity and Capital Resources - Australian Pay Television). The cellular operating loss for the quarter ended August 31, 1996 of $3,399 decreased by $1,305 or 27.7% from the loss of $4,704 for the three months ended August 31, 1995. Including the write-down, the Australian operating loss for the three months ended August 31, 1996 was $45,520. The Company's operating income before the inclusion of its cellular and Australian operations was $24,605 an increase of $6,112 or 33.0% over the three months ended August 31, 1995.

Other income represents the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $1,468 and $2,100 of expense for the three months ended August 31, 1996 and 1995 for its minority investments in Australia, offset, in part, by $3,662 and $2,315 of income for the three months ended August 31, 1996 and 1995 related to minority investments of the Company's cellular telephone operations.

Interest expense for the three months ended August 31, 1996 increased by $2,642 or 5.8% as compared with the three months ended August 31, 1995. After giving effect to a non-cash charge of $2,647 reflecting the write-off of debt issuance costs during the three months ended August 31, 1995 and the capitalization of $1,299 of interest charges related to the Company's Puerto Rico telecommunications investment during the three months ended August 31, 1996, interest expense, on this pro forma basis, for the quarter ended August 31, 1996, increased by $6,588 or 15.3% over the $43,135 of pro forma interest expense for the three months ended August 31, 1995. This increase is primarily the result of higher average debt levels. For the three months ended August 31, 1996, the average debt outstanding was approximately $2,063,000 or $331,000 above the average outstanding debt balance of $1,732,000 during the three months ended August 31, 1995. The Company's weighted average interest rate excluding borrowings of Centennial, Australia and the Company's 50% owned joint ventures was approximately 9.2% in the three months ended August 31, 1996 as compared to approximately 11.0% (or 10% after taking into account the pro forma adjustments noted above) in the three months ended August 31, 1995. The decrease in the weighted average interest rate is primarily the result of a one time non-cash charge of $2,647 of deferred debt issuance costs as a result of the Company's refinancing of a bank credit facility during the three months ended August 31, 1995 (see Financing and Capital Formation - The Company). In addition, the Company increased the proportion of floating rate bank debt in its capital structure. Short-term interest rates of the Company's variable rate bank credit agreements declined from 7.5% at August 31, 1995 to 7.4% at August 31, 1996. Centennial's weighted average interest rate was 9.5% on average debt levels of $350,000 for the three months ended August 31, 1996 and 1995.

After losses attributable to minority interests in subsidiaries for the three months ended August 31, 1996, a pretax loss of $67,810 was incurred, as compared to a pretax loss of $26,723 for the three months ended August 31, 1995. The income tax benefit of $6,598 for the three months ended August 31, 1996 represents an adjustment to the deferred tax liability of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the three months ended August 31, 1996 and August 31, 1995.

The net loss for the three months ended August 31, 1996 of $61,212 represents an additional loss of $39,295 from the loss of $21,917 for the three months ended August 31, 1995, principally as a result of the Company's $40,000 write-down of Australian assets. (See Liquidity and Capital Reources - Australian Investment). The Company expects net losses to continue until such time as the operations of the wireless telephone systems, Australian operations, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Liquidity and Capital Resources (Dollar Amounts in Thousands except Share
Data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired twenty eight cellular telephone markets which it owns and manages, all of which are considered to be in the early development phase of operations.
Centennial also owns minority equity investment interests in certain other cellular telephone systems. Centennial successfully bid on March 13, 1995, for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Since both the cable television and wireless telephone activities are capital intensive, the Company and Centennial continue to seek various sources of financing to meet their needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,105 of potential borrowing capacity as of October 10, 1996.

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

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and start-up expenditures for the wireless telephone systems. During the three months ended August 31, 1996 the Company made capital expenditures of $36,611. Centennial made capital expenditures of $23,481 or 64% of the Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $70,000 for cable television capital expenditures in fiscal 1997. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Cellular telephone capital projects include the addition of cell sites for greater coverage areas as well as enhancements to the existing infrastructure of the cellular system. Centennial expects capital expenditures for its cellular telephone markets of $25,000 over the next fiscal year. Centennial during fiscal 1996 began construction of its PCS network in Puerto Rico spending approximately $15,500. Centennial currently estimates that the remaining cost to complete the build out of the infrastructure of its PCS network will be approximately $51,000, to be expended through fiscal 1998. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

For the three months ended August 31, 1996, earnings were less than fixed charges by $72,420. However, such amount reflects non-cash charges totaling $63,748, consisting of depreciation and amortization of $62,650 and non-cash subsidiary preferred stock dividends of $1,098. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. It is anticipated that in the next fiscal year, cash generated from cellular telephone operations will not fully cover required capital expenditures and the debt service under its credit agreements and preferred stock dividends. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. Both classes of Centennial's preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial.

The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

                                Three Months Ended August 31,
                                 1996                   1995
                           Amount      %          Amount        %

Net cash provided by
  operating activities   $ 39,034     56.4%    $  9,304        21.1 %
Interest paid (including
   debt issuance costs)    30,127     43.6       34,792        78.9
Net cash provided        $ 69,161    100.0%    $ 44,096       100.0 %

Principal uses of
  net cash provided:
Interest paid (including
   debt issuance costs)  $ 30,127     43.6%    $ 34,792        78.9 %
Property, plant and
   equipment(excluding
   acquisitions)           36,611     52.9       22,065        50.0
Total                    $ 66,738     96.5%    $ 56,857       128.9 %
Cash provided (required) $  2,423      3.5%    $(12,761)      (28.9)%

Net cash provided by operating activities of $69,161 for the three months ended August 31, 1996 was sufficient to fund the Company's expenditures
for property, plant and equipment and debt service.   The Company will
continue to rely on internally generated cash as well as various financing activities to fund these requirements.

The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

                                            Three Months Ended August 31,
                                             1996             1995

Proceeds from long-term borrowings        $523,087        $235,500
Principal payments on long-term debt      (544,000)       (237,906)
Purchase of treasury stock                  (1,588)             --
Issuance of common stock                     2,716             300
Cash used in financing activities          (19,785)         (2,106)
Net capital returned from equity
   investments                               1,172           2,023
Acquisition of and investments in cable
  television, wireless telephone systems,
  marketable securities and other assets   (20,476)        (47,896)
Cash required from operating activities   $(39,089)      $ (47,979)

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

In connection with the terms and covenants of certain of the Company's bank credit facilities, certain of the Company's subsidiaries were required to enter into various interest rate hedge agreements (the "Hedge Agreements"). During the fiscal year ended May 31, 1996, all of the Company's obligations with respect to Hedge Agreements expired. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements.

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of October 10, 1996, there was $252,000 available for issuance under this registration.

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

It is anticipated that cash generated from Centennial's cellular telephone operations will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in the current fiscal year and required capital expenditures and that any shortfall will be made up either through debt and equity issuances or additional financing arrangements that may be entered into by Centennial. Centennial continues to seek various sources of external financing to meet its current and future needs, including bank financing, joint ventures and partnerships, and public and private placements of debt and equity securities of Centennial. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will be the case in the future.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At October 10, 1996, there were 4,239,231 shares available for issuance under this registration statement.

Centennial, on April 6, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of October 10, 1996, $400,000 remained available for issuance.

On May 11, 1995, Centennial issued $100,000 of ten year unsecured Senior Notes at an interest rate of 10 1/8% (the "10 1/8% Notes"). Centennial's debt instruments contain similar limitations on certain "restricted payments" including, but not limited to, dividends and investments in unrestricted subsidiaries and other persons. Further, the debt securities contain restrictions on the incurrence of certain additional debt and limitations on Centennial's ability to incur liens with respect to additional indebtedness.

On September 12, 1996, Centennial entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see Acquisitions, Exchanges, Dispositions - Centennial). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility are based on, at the election of Centennial, (a) "Base Rate" plus a margin of 2% or (b) "Eurodollar Rate" plus a margin of 3%. The facility is secured by the stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under Centennial's Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt of Centennial, limits Centennial's ability to pay dividends and requires that certain operating tests be met.

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has substantially completed the development of its managerial, administrative and marketing functions, and is continuing the construction of cellular systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business in Puerto Rico is expected to be capital intensive, with remaining network buildout costs of approximately $51,000 over fiscal 1997 and 1998. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if operating cash flow does increase, it is anticipated that cash generated from Centennial's cellular telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in the current fiscal year, and required capital expenditures. Centennial anticipates that shortfalls may be made up either through debt and equity issuances or additional financing agreements that may be entered into by Centennial.

Acquisitions - Cable Television

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems was $92,900 subject to adjustment. Citizens and the Company own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 21,000 primary basic subscribers was completed. The purchase price of approximately $51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally.

On May 31, 1996, the Company acquired the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of approximately $287,000, subject to adjustment. Funds for this acquisition were provided by an existing bank credit facility. At May 31, 1996, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers.

On August 16, 1996, the Company and Citizens entered into agreements to acquire three cable television systems which serve an aggregate of approximately 76,000 primary basic subscribers. These systems are primarily located in Yorba Linda, Orange County, Diamond Bar, Oxnard and Ventura County, California. The aggregate purchase price for these systems is approximately $140,000. The Century/Citizens Joint Venture currently expects to fund the acquisitions using commercial bank facilities, the terms of which are currently being negotiated.

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

In summary, during fiscal 1996, Centennial acquired 813,800 Net Pops, additional minority interests in existing Centennial markets and $1,383, in cash (net), in exchange for 1,002,500 Net Pops previously owned by Centennial.

On September 12, 1996, Centennial acquired for approximately $34,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops.

Centennial Personal Communications Services ("PCS")

Centennial was the successful bidder for one of two MTA licenses to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted by Centennial was $54,672. A non-refundable deposit of $10,934, representing approximately 20% of the purchase price, was made in connection with the bid, and the balance of $43,738, was paid on June 29, 1995. Approximately, $15,500 of capital expenditures were incurred during fiscal 1996 and $8,937 during the three months ended August 31, 1996. Centennial's participation in the PCS business is expected to be capital intensive, requiring network buildout costs of approximately $51,000 over fiscal years 1997 and 1998. In addition, due to the start-up nature of the PCS business, the Company expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of debt and equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

Centennial also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

On July 31, 1996, Centennial filed applications to participate in an upcoming FCC auction for broadband personal communications services frequency D and E. Centennial listed Basic Trading Areas ("BTAs"), the market designation for PCS license areas, that related to its cellular operations. Centennial submitted a required refundable deposit of $11,000 in order to maintain its bidding eligibility for the PCS licenses in which its is interested. There is no assurance regarding the extent to which any such participation will be successful.

Investments

Australian Pay Television

During fiscal 1994, 1995 and fiscal 1996 the Company has invested, through a wholly-owned subsidiary, approximately $145,000 in its Australian Pay TV investments, including approximately $125,000 in East Coast Pay Television Pty Limited, an Australian Company ("ECT"). Since the fourth fiscal quarter of 1996, the Company has written down $50,000 of this investment (see below). ECT has been pursuing opportunities to own operate and invest in, pay television services in Australia. Australia is considered to be an emerging pay television market. The investment was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long-term management agreements with ECT.

ECT, through a wholly-owned subsidiary, owns Satellite Subscription Broadcast License A ("License A"), one of three such licenses that may be granted by Australian authorities prior to July 1997. The license allows for Direct-To-Home ("DTH") satellite television broadcasting and allows ECT to offer four channels of programming via DTH. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B ("License B"), the second of the three licenses currently available for DTH services, allowing for the DTH broadcast of four channels of programming. ECT and Australis have entered into agreements pursuant to which ECT will offer its four License A channels for distribution individually or as part of a combined package with License B programming in a package of services known as the Galaxy Package. License A and License B programming are to be distributed via DTH, Microwave Multipoint Distribution Systems ("MDS") and via cable.
The Galaxy package will be distributed by Australis through DTH and MDS in the six largest so-called capital cities in Australia (as well as Western Australia) and in distinct regional areas outside the capital cities by its franchisees. ECT is a franchisee of Australis in regions covering approximately 755,000 households.

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

It is ECT's position that it is not yet required to make an election to make a contribution toward such expenditures since certain conditions precedent have not been met by Australis. Australis has asserted that as of January 1996, ECT's interest has decreased from 25% to approximately 10% due to ECT's failure to contribute funds (approximately $136,000). There can be no assurance that this dispute will be resolved in ECT's favor, or that, after reviewing the relevant information, ECT will elect to contribute its share, or any portion of the share, of the funding.

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

ECT's principal uses of capital have been to invest in and develop its pay TV infrastructure and to fund operating losses. Specifically, ECT has (i) invested approximately $104,721 to acquire its interest in Satellite License A, (ii) invested approximately $11,279 to acquire certain MDS licenses covering the geographic areas located in the ECT Franchise Areas, and (iii) invested approximately $22,577 to build out the network infrastructure and establish offices in its principal areas of operation. In addition, since fiscal 1994, ECT has required approximately $11,106 for operating activities.

ECT has generated negative cash flow from operating activities as a result of startup costs associated with constructing and marketing multichannel television and telecommunications service as well as establishing the organizational infrastructure required for the operation of the Australian Pay TV Business.

In order to generate operating cash flow, ECT's revenue must exceed operating expenses. Increases in revenue will be dependent upon continued growth in the number of subscriptions and maximizing revenue per subscriber. ECT has been, and subject to the availability of additional financing will be able to continue the process of developing its core managerial, administrative and marketing functions and the construction of its pay TV network in its existing markets. The Australian Pay TV Business is expected to be highly competitive with two potential cable television providers having announced plans for distribution of video services throughout continental Australia. There can be no assurance that such financing will be available or that ECT will generate sufficient cash flow to meet its needs and, accordingly, there can be no assurance that profitability will be achieved in the foreseeable future.

ECT requires substantial capital to operate, construct, expand and to invest in the Australian Pay TV Business as well as funding operating losses and debt service. All of ECT's Australian Pay TV Business activities are considered to be in the start-up or early development phase of operations. ECT must continue to seek various sources of external financing to meet its current and future financial needs, which may include bank financing, joint ventures and partnerships, investments by third parties and public and private placements of debt and equity securities. Absent such financing, there can be no assurance that ECT will be in a position to fully exploit its market potential.

The Company expects that the Australian Pay TV Business will continue to be capital intensive. At August 31, 1996, ECT had $19,066 of property, plant and equipment placed in service. ECT believes it would need to spend approximately $125,000 over the next five years to expand its MDS and satellite networks, and market and distribute services in the ECT Franchise Areas. In order to fund these commitments, ECT must raise additional capital either from public or private placements of its equity or debt securities, investments by third parties, joint ventures and partnerships or bank borrowing. Although ECT has been able to obtain financing for its operations to date, there is no assurance such financings will be available to it in the future, or if available, on terms favorable to ECT.

Since commencement of its operations in the Australian Pay TV Business, ECT has been funded by capital contributions and short-term debt facilities from its principal security holders (including the Company), and third party bank financings. These debt facilities are currently payable upon demand. There is no assurance that such funding will continue to be available, or that the lenders (including the Company) will continue to extend the maturity of the demand loans. On September 30, 1996, ECT was notified that two of its debt facilities currently held by a third party bank which aggregate approximately $9,600 which, had by their terms matured, were in default. ECT is currently in negotiations to refinance all or a portion of the facilities. There is no assurance that such negotiations will be successful, failing same ECT may not be able to continue its operations. In that regard, the Company's Australian Holding Company has reserved against its short-term advances to ECT in the aggregate amount of $40,000. As a result, the Company has recorded this reserve in the three months ended August 31, 1996, as a write-down of its Australian assets in accordance with Statement of Financial Accounting Standards No. 121. In addition to the occurrence of the default under ECT's third party debt facilities, the write-down was based upon changes in market conditions, development plans and other considerations regarding the events described below with respect to Australis.

In this regard the Company and the other security holders of ECT are currently negotiating an agreement to put in place those organizational and structural changes in ECT necessary to raise additional capital for investment in the Australian Pay TV marketplace necessary to meet its operating requirements. It is anticipated that on completion, ECT may seek to raise additional capital. There is no assurance that such agreement will be concluded, or if concluded, that ECT will raise sufficient funding for all of its business needs.

Under the Franchise Agreement and IUA, ECT is dependent on the efforts of Australis in the development of the pay television industry in Australia. The Company has become aware that Australis' financial position has significantly deteriorated to the point where without additional funding its ability to survive as a going concern is in doubt. ECT's financial position (and a result, the Company's investment in ECT) may be materially and adversely affected if Australis were to become insolvent. The Company's pay television subscriber business is dependent on acceptance of the Galaxy package as a well-known national product as well as the infrastructure established by Australis, including the national marketing and subscriber management service.

If Australis were to become insolvent, and as a result, were not able to provide infrastructure services, subscriber management systems and other related services for ECT, ECT would need to develop such services on its own, which could be on economic terms to ECT less favorable than those now available from Australis.

In addition, ECT understands that under this circumstance, ECT may be required to seek replacement programming currently provided by Australis which may be on less favorable terms than those provided by Australis. Additionally, ECT could be required to continue to provide the License A Package to Australis, while the obligation of Australis to provide the License B Package, either by itself or as part of the Galaxy package, to ECT as a Franchisee could be avoided, and certain agreements, including the IUA and the Franchise Agreement, could be modified or voided by a bankruptcy liquidation if determined to be "unprofitable". Existing obligations of Australis under these agreements could be subject to reorganization claims and preferences. Moreover, if Australis were unable to expand its subscriber base, the distribution of ECT's License Package A throughout Australia may be inhibited. Further in the event of any such insolvency ECT may be required to pay Australis' portion of the satellite lease payments for the transmission of the License A and B Packages since ECT is jointly and severally liable for those payments. The incremental cost to ECT for the Australis portion of their obligation would be approximately $6,250 per annum.

Australis has recently announced a recapitalization plan which includes the introduction of additional equity and the transfer of certain assets to a joint venture with Optusvision (a competitive cable provider). The plan is subject to lender, shareholder, and regulatory approvals as well as an additional debt offering to be completed by October 31, 1996. ECT is currently reviewing the plan to determine the impact, if any, on its business and the extent to which certain consents requested by Australis will be accommodated. ECT has been given no assurance that the plan, as proposed, will receive the necessary approvals or that the contemplated debt offering will be successful. On October 14, 1996, Australis informed the market that it did not receive all the requisite shareholder approval which it sought in connection with the refinancing. The Company cannot currently assess the impact of same on the Australis refinancing plan.

The Company is currently unable to predict the ultimate resolution of these matters. At August 31, 1996 the remaining net book value of its investments in the various aspects of Australian Pay TV after giving effect to the aforementioned write-down of Australian assets, aggregated approximately $40,000. The Company will continue to assess the impact, if any, of the above noted matters on the carrying value of its investments in the Australian Pay TV businesses.

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

PART II - OTHER INFORMATION

ITEM 5.   Other Information

Jones Acquisition

On August 16, 1996, the Company entered into agreements to purchase (i) the assets related to cable television systems serving Oxnard and Walnut Valley, California for an aggregate purchase price of approximately $104 million (subject to adjustment), payable in cash, and (ii) the assets related to the cable television system serving Yorba Linda, California for a purchase price of approximately $36 million (subject to adjustment), payable in cash. At May 31, 1996, the Oxnard and Walnut Valley cable television systems served approximately 40,764 and 18,763 equivalent basic subscribers, respectively, and at July 31, 1996, the Yorba Linda cable television system served approximately 16,885 equivalent basic subscribers. The Company's obligation to consummate these transactions under the agreements is subject to the satisfaction of various closing conditions, including approval from the FCC and other regulatory approvals. There can be no assurance that the closing conditions will be satisfied. Effective September 1, 1996, the Company assigned its rights and obligations as purchaser under these agreements to Citizens Century Cable Television Venture, a joint venture owned 50% each by the Company and Citizens Utilities Company (the "Joint Venture"). The Company anticipates that the Joint Venture will complete these acquisitions during the fourth quarter of the fiscal year ended May 31, 1997.

ITEM 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

                i) Exhibit 11 - Statement re computation of per share earnings
               ii)  Exhibit 27 - Financial Data Schedule (EDGAR filing
                    only)

          b)   Reports on Form 8-K

               None.

CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

EXHIBIT TO FORM 10-Q

For the Three Months Ended
August 31, 1996
COMPUTATION OF LOSS PER COMMON SHARE
(Amounts in thousands, except per share data)


                                                                             Three Months Ended
                                                                  August 31,               August 31,
                                                                     1996                     1995

Primary fully diluted:
Net Loss                                                       $     (61,212)           $     (21,917)
Accretion in liquidation value of subsidiary
    preferred stock                                                   (1,098)                  (1,035)
Loss applicable to common shares                               $     (62,310)           $     (22,952)

Average number of common shares and common
    share equivalents outstanding
        Average number of common shares
            outstanding during the period                         74,069,000               73,583,000
        Add common share equivalents - Options
            to purchase common shares - net                          379,000                  814,000
Average number of common shares and common
    share equivalents outstanding                                 74,448,000 (A)           74,397,000 (A)

Loss per common share                                          $       (.84) (A)        $       (.31) (A)


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

                              CENTURY COMMUNICATIONS CORP.


Date:  October 14, 1996       /s/
                              _______________________________
                              Scott N. Schneider
                              Senior Vice President and Treasurer
                              (On behalf of Registrant and as
                              Principal Accounting Officer)