Form 10-Q
period 1996-11-30
CENTURY COMMUNICATIONS CORP
filed 1997-01-14
CIK 785080

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION

			 Washington, D.C. 20549

				Form 10-Q

				   [X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
			  EXCHANGE ACT OF 1934
		  For the quarterly period ended November 30, 1996
				   OR
				  [   ]
	    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934
		for the transition period from        to
		      Commission file number 1-9676

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

Class A Common - 29,282,919 outstanding shares as of January 6, 1997 Class B Common - 45,126,115 outstanding shares as of January 10, 1997


		     PART 1 - FINANCIAL INFORMATION
		      ITEM 1.  FINANCIAL STATEMENTS

	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

		       CONSOLIDATED BALANCE SHEETS
			 (Amounts in thousands)

                                                          November 30    May 31,
                                                              1996        1996
ASSETS

Current assets:

Cash and short-term investments                          $  114,424     $  164,592

  Accounts receivable, less allowance for doubtful
     accounts of $3,378 and $3,008, respectively             55,417         41,002
  Prepaid expenses and other current assets                  14,858          6,632

     Total current assets                                   184,699        212,226
Property, plant and equipment  - net                        667,222        651,607

Investment in marketable equity securities                   52,449         53,069

Equity investments in cable television and cellular
  telephone systems - net                                   107,654        108,256

Debt issuance costs, less accumulated amortization
  of $14,616 and $11,652, respectively                       27,752         28,352

Cable television franchises, less accumulated
  amortization of $321,089 and $285,991, respectively       438,600        525,194

Wireless telephone licenses, less accumulated amortization
  of $188,698 and $164,786, respectively                    372,027        360,213

Excess of purchase price over value of net assets
 acquired,less accumulated amortization of
 $55,730 and $51,529,  respectively                         290,305        279,202

Other assets                                                 32,413         16,790

							 $2,173,121     $2,234,909

	     See notes to consolidated financial statements

	       CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

		       CONSOLIDATED BALANCE SHEETS
			       (CONTINUED)
		(Amounts in thousands, except share data)

                                              November 30,    May 31,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY         1996           1996
Current liabilities:
  Current maturities of long-term debt        $  15,199      $ 15,084
  Accounts payable                               26,806        26,102
  Accrued interest payable                       27,145        22,921
  Other accrued expenses                         84,672        72,757
  Customers' deposits and prepayments            20,138        19,370
     Total current liabilities                  173,960       156,234

Long-term debt                                2,104,524     2,081,611

Deferred income taxes                            78,362        99,474

Minority interest in subsidiaries               151,112       162,790

Preferred stock, par value $.01 per share,
  authorized 100,000,000 shares, none issued         --            --

Subsidiary convertible redeemable preferred
  stock (at aggregate liquidation value),
  par value $.01 per share, authorized,
  issued and outstanding 102,187 shares
  (redemption value of $1,823.00 per share)     186,287       182,813

Common stockholders' deficiency:
  Common stock, par value $.01 per share:
     Class A, authorized 400,000,000 shares,
      issued and outstanding 60,551,390 and
      59,946,280 shares, respectively
      (includes treasury shares)                    605          599
     Class B, authorized 300,000,000 shares,
      issued and outstanding 45,126,115 and
      45,406,115 shares, respectively               451          454
Additional paid-in capital                      176,165      175,804
Other, including 35,536,341 and 31,354,622
  treasury shares, respectively                (112,708)    (117,702)
Accumulated deficit                            (585,637)    (507,168)
  Total common stockholders' deficiency        (521,124)    (448,013)

					     $2,173,121   $2,234,909

	     See notes to consolidated financial statements

	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

		  CONSOLIDATED STATEMENT OF OPERATIONS
		(Amounts in thousands, except share data)

                             Three Months Ended       Six Months Ended
			      November 30,             November 30,
			      1996      1995          1996       1995
Revenue:
  Cable service income      $115,123   $91,156       $227,808   $180,861
  Cellular service income     35,359    27,713         67,724     54,635
  Australian operations        8,514     2,170         16,468      2,170
			     158,996   121,039        312,000    237,666

Costs and expenses:
  Cost of services - Cable    25,343    19,612         49,688     39,583
  Cost of services - Cellular  8,893     6,824         16,362     12,537
  Selling, general and
    administrative            39,059    29,190         74,953     58,619
  Australian expenses          7,604     8,943         14,564      8,943
  Depreciation and
    amortization - domestic   59,280     47,175       115,416     94,900
  Depreciation and amortization
    - Australia                3,702         --        10,216         --
  Write-down of
    Australian assets             --         --        40,000         --
			     143,881    111,744       321,199    214,582

Operating (loss) income       15,115     9,295         (9,199)    23,084

Gain on sale of assets            --        27             48      4,203
Interest expense              49,103    44,551         97,527     90,333
Other income                   2,673       251          4,041        466

  Loss before income tax
    (benefit) and
    minority interest        (31,315)  (34,978)      (102,637)   (62,580)
Income tax (benefit)         (10,976)   (7,251)       (17,574)   (12,057)

Loss before minority
  interest                   (20,339)  (27,727)       (85,063)   (50,523)

Minority interest in
  loss of subsidiaries         3,082     6,579          6,594      7,458

     Net loss               $(17,257) $(21,148)      $(78,469) $ (43,065)

Dividend requirement
 on subsidiary convertible
 redeemable preferred stock $  1,251  $  1,068       $  2,349  $   2,103

Loss applicable to
  common shares             $(18,508) $(22,216)      $(80,818)  $(45,168)

Loss per common share       $   (.25) $   (.30)      $  (1.09)  $   (.61)

Weighted average number
  of common shares
  outstanding during
  the period               74,141,000 73,679,000   74,105,000  73,631,000

	     See notes to consolidated financial statements

	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

		  CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (Amounts in thousands)

                                              Six Months Ended November
30,
						 1996           1995
OPERATING ACTIVITIES:
  Cash received from subscribers and others   $ 365,278      $273,548
  Cash paid to suppliers, employees and
     governmental agencies                     (217,464)     (173,473)
  Interest paid                                 (82,139)      (79,504)

     NET CASH PROVIDED BY OPERATING ACTIVITIES   65,675        20,571

INVESTING ACTIVITIES:
  Capital expenditures                          (73,947)      (51,609)
  Cable television franchise expenditures          (540)       (2,211)
  Acquisition of other assets                   (16,774)       (3,552)
  Acquisition of cable television and wireless
     telephone systems                          (38,909)      (45,761)
  Capital contributed to equity investments        (236)         (421)
  Capital returned from equity investments        3,738         3,584

     NET CASH (USED IN) INVESTING ACTIVITIES   (126,668)      (99,970)

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings            579,116       268,500
  Principal payments on long-term debt         (567,050)     (258,456)
  Debt issuance costs                            (2,364)       (5,023)
  Issuance of common stock                        2,713           995
  Purchase of treasury stock                     (1,590)          (96)

     NET CASH PROVIDED BY FINANCING ACTIVITIES   10,825         5,920

NET DECREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                   (50,168)      (73,479)

CASH AND SHORT-TERM INVESTMENTS -
  BEGINNING OF PERIOD                           164,592       228,764

CASH AND SHORT-TERM INVESTMENTS -
  END OF PERIOD                              $  114,424    $  155,285

	     See notes to consolidated financial statements

	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

		  CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (CONTINUED)
			  (Amounts in thousands)

                                            Six Months Ended November 30,
						 1996           1995
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                      $  (78,469)    $  (43,065)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

     Depreciation and amortization               125,632         94,900
     Write-down of Australian assets              40,000             --
     Gain on sale of assets                           --         (4,176)
     Deferred income taxes - decrease            (21,112)       (13,000)
     Minority interest in loss of subsidiaries    (6,594)       (12,924)
     Non-cash interest charges                    10,962         14,994
     Other                                        (3,499)         (266)
     Change in assets and liabilities,
       net of effects of acquired, exchanged
       and disposed cable television
       and cellular telephone systems
	  Accounts receivable - (increase)       (12,752)      (13,510)
	  Prepaid expenses and other
	    current assets - (increase)           (8,162)       (5,035)
	  Accounts payable and accrued
	  expenses - increase                     18,901         2,302
	  Customers' deposits and
	    prepayments - increase                   768           351

     Total adjustments                           144,144        63,636

NET CASH PROVIDED BY OPERATING ACTIVITIES      $  65,675     $  20,571


	      See notes to consolidated financial statements

	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except subscriber, pop and share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of November 30, 1996 and the results of its consolidated operations and cash flows for the six months ended November 30, 1996 and 1995. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1996 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform with the current period's presentation.

During the six month period ended November 30, 1995, certain subsidiaries which were previously accounted for by the equity method were consolidated. There was no significant impact on the consolidated statement of operations as a result of this change.

NOTE 2.  WRITE-DOWN OF AUSTRALIAN ASSETS

Since commencement of its operations in the Australian Pay TV Business, East Coast Pay Television Pty. Limited, an Australian Company ("ECT") has been funded by capital contributions and short-term debt facilities from its principal security holders (including the Company), and third party bank financings. These debt facilities are currently payable upon demand. There is no assurance that such funding will continue to be available, or that the lenders (including the Company) will continue to extend the maturity of the demand loans. On September 30, 1996, ECT was notified that two of its debt facilities currently held by a third party bank which aggregate approximately $9,600 which, had by their terms matured, were in default. ECT is currently in negotiations to refinance all or a portion of the facilities. There is no assurance that such negotiations will be successful. In that regard, the Company's Australian Holding Company has reserved against its short-term advances to ECT in the aggregate amount of $40,000. As a result, the Company recorded this reserve in the six months ended November 30, 1996, as a write-down of its Australian assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and specifies the criteria for the determination and measurement of an impairment loss. In addition to the occurrence of the default under ECT's third party debt facilities, the write-down was based upon changes in market conditions, development plans and other considerations. For further discussion see Management's Discussion and Analysis.

The Company determined to pursue a strategy to sell its investments in its Australian operations. The Company is currently in discussion with investment advisors with respect to the sale of these interests. The Company has not as yet developed an estimate of the net proceeds to be received on disposition or the expected period required for completion of the disposition. As a result, the operating results for the Australian operations have been reported as a component of continuing operations. Once the Company has developed its formal plan for disposition, including its estimate of the net proceeds upon disposition and the period expected to be required for completion of the disposition, the Company anticipates accounting for its Australian operations as discontinued operations.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of service revenues. Such programmers' shares netted against service income amounted to $55,986 and $44,549 for the six months ended November 30, 1996 and November 30, 1995, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $14,414 and $8,937 for the six months ended November 30, 1996 and November 30, 1995, respectively.

NOTE 4.  REGISTRATION STATEMENTS

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of January 10, 1997, there was $252,000 available for issuance under this registration.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
As of January 10, 1997, there were 4,239,231 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of January 10, 1997, $400,000 remained available for issuance.

NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
	 ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the six months ended November 30, 1996 and November 30, 1995. The reclassifications result from the Company's acquisitions and exchanges and consolidation of entities previously accounted for by the equity method of accounting:

                                       Six Months Ended November 30,
					1996                1995
Current assets                       $                    $11,635
Property, plant and equipment                              11,042
Equity investments                                        (92,549)
Cable television franchises           (14,966)            110,054
Wireless telephone licenses                                 5,875
Goodwill                               14,966              (4,060)
Other assets                                                 (987)
				     $     --          $   42,010

Current liabilities                  $ (7,203)         $   26,209
Deferred taxes                                             (1,454)
Minority interest                                          16,015
Additional paid in capital                                  1,240
Translation adjustments                 7,203                  --
				     $     --          $   42,010

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

On August 16, 1996, the Company and Citizens entered into agreements to acquire three cable television systems which serve an aggregate of approximately 76,000 primary basic subscribers. These systems are primarily located in Yorba Linda, Orange County, Diamond Bar, Oxnard and Ventura County, California. The aggregate purchase price for these systems is approximately $140,000 subject to adjustment. The Century/Citizens Joint Venture currently expects to fund the acquisitions using commercial bank facilities, the terms of which are currently being negotiated.

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

Centennial has determined to pursue a strategy to sell or otherwise dispose of its minority interests in cellular telephone systems representing approximately 1,100,000 net pops. Centennial has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition.

Centennial has withdrawn its application to participate in the FCC auction of PCS frequency blocks D and E. Centennial is expected to receive $11,000 in return of its deposit with the FCC related to these auctions.

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

                                     Six Months Ended November 30,
				      1996                1995

Revenues                           $ 329,517           $ 285,170
Net loss                             (79,549)            (59,461)
Net loss per common share              (1.11)               (.84)

Pro forma net loss per common share for the six months ended November 30, 1996 and November 30, 1995 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

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

(d) On September 12, 1996, Centennial entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see acquisitions - Centennial). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility are based at the election of Centennial, on (a) the "Base Rate", as defined, plus a margin of 2% or (b) the "Eurodollar Rate", as defined, plus a margin of 3%. The facility is secured by the stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt, limits Centennial's ability to pay dividends and requires that certain operating tests be met.

At November 30, 1996, the Company was in compliance with all covenants of its respective credit facilities.

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which will be adopted by the Company in fiscal 1997 as required by the statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations, but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

NOTE 9.  SEGMENT INFORMATION

Information about the Company's operations in its three business segments for the six months ended November 30, 1996 and 1995 is as follows
(amounts in thousands):

					  1996             1995
Gross revenues:
  Cable television                      $  227,900      $ 180,947
  Cellular telephone                        67,724         54,635
  Australian operations                     16,468          2,170
  Eliminations                                 (92)           (86)
					$  312,000      $ 237,666

Operating (loss) income:
  Cable television                      $   47,316      $  39,700
  Cellular telephone                       (8,111)        (9,526)
  Australian operations                   (48,312)        (7,004)
  Eliminations                                 (92)           (86)
					$  (9,199)      $  23,084

Net loss:
  Cable television                      $ (18,702)      $(29,321)
  Cellular telephone                      (12,228)       (10,767)
  Australian operations                   (55,811)       (10,140)
  Eliminations                               8,272         7,163
					$ (78,469)      $(43,065)

Assets, at end of period
  Cable television                      $1,557,355     $1,289,916
  Cellular telephone                       805,348        782,799
  Australian operations                     83,023        154,099
  Eliminations                            (272,605)      (256,322)
					$2,173,121     $1,970,492

Depreciation and amortization:
  Cable television                      $   77,625      $  59,359
  Cellular telephone                        37,791         35,541
  Australian operations                     10,216             --
					$  125,632      $  94,900

Capital expenditures:
  Cable television                      $   31,197      $  30,018
  Cellular telephone                        40,903         21,591
  Australian operations                      1,847             --
					$   73,947      $  51,609

The Company's consolidated financial statements include three distinct business segments. Century Communications owns, operates and develops domestic cable television systems. Centennial Cellular Corp., a 31.8% owned subsidiary, owns, operates and invests in wireless telephone systems. The Company's Australian operations are currently in the development stage and not yet fully operational. The Australian operations will operate and invest in pay television services in Australia, including the development and distribution of programming.
The information provided below is that of Century Communications before the consolidation of Centennial Cellular Corp. and Australia. Centennial Cellular Corp., the Australian operations, as well as the consolidated information.

NOTE 9 - CONTINUED

	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

	       CONSOLIDATING BALANCE SHEET FINANCIAL DATA
			    November 30, 1996
			 (Amounts in thousands)

			 Century
		      Communications
		       Corp. before
		      consolidation     Centennial              Reclassification
		      of Centennial      Cellular   Australian        and
		      and Australia       Corp.     Operations    Eliminations  Consolidated

ASSETS
Current assets:
  Cash and short-
   term investments   $  85,961         $24,687    $  3,776       $   --        $ 114,424

  Accounts receivable
    - net                22,148          21,018      12,146          105           55,417

  Prepaid expenses and
  other current assets    5,364           7,997       1,497           --           14,858

   Total current assets 113,473          53,702      17,419          105          184,699

Property, plant
  & equipment - net     522,220         127,953      17,049           --          667,222

Investment in
  marketable equity
  securities             52,449              --          --           --           52,449

Investment in
  Centennial Cellular
  Corp., at cost        139,685              --          --      (139,685)             --

Equity investment
  in cable television
  and cellular telephone
  systems - net         143,627          98,641         950      (135,564)        107,654

Debt issuance
  costs - net            20,058           7,694          --            --          27,752

Cable television
  franchises - net      391,622              --      46,978            --         438,600

Wireless telephone
  licenses - net             --         372,027          --            --         372,027

Excess of purchase
  price over value
  of net assets
  acquired - net        158,439         131,866         --            --          290,305

Other assets             15,782          13,465        627         2,539           32,413

		     $1,557,355        $805,348    $83,023     $(272,605)      $2,173,121

NOTE 9.  CONTINUED

	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

	       CONSOLIDATING BALANCE SHEET FINANCIAL DATA
			       (CONTINUED)
			    November 30, 1996
			 (Amounts in thousands)

			  Century Communications
			      Corp. before
			     consolidation       Centennial                 Reclassification
			     of Centennial        Cellular     Australian         and
			     and Australia          Corp.      Operations     Eliminations   Consolidated

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:
  Current maturities
  of long-term debt            $    50           $    --     $   15,149       $     --       $  15,199
  Accounts payable and
   accrued expenses             81,513            31,828         25,282             --         138,623
  Customers' deposits
   and prepayments              13,852             6,286             --             --          20,138
  Total current liabilities     95,415            38,114         40,431             --         173,960

Long-term debt               1,724,524           380,000             --             --       2,104,524

Deferred liability               5,000             2,200             --         (7,200)             --

Deferred income taxes           26,882            51,480             --             --          78,362

Minority interest
  in subsidiaries               55,540                --             --         95,572         151,112

Due to parent                       --                --        143,627       (143,627)             --

Convertible redeemable
  preferred stock                   --           186,287             --             --         186,287

Second series convertible
  redeemable preferred stock        --             7,252             --         (7,252)            --

Common stockholders'
  equity (deficiency):
    Common stock, par
    value $.01 per share:
	 Class A                   605               165             --           (165)           605
	 Class B                   451               105             --           (105)           451

Additional paid-in capital      87,140           375,770             --       (286,745)       176,165
Other                         (119,158)           (4,801)         6,450          4,801       (112,708)
Accumulated deficit           (319,044)         (231,224)      (107,485)        72,116       (585,637)

  Total common stockholders'
   equity (deficiency)        (350,006)          140,015       (101,035)      (210,098)      (521,124)
			     $1,557,355         $805,348      $  83,023      $(272,605)    $2,173,121

NOTE 9.  CONTINUED


	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

	  CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
		Six Month Period Ended November 30, 1996
			 (Amounts in thousands)

                              Century
			   Communications
			    Corp. before
			   consolidation     Centennial                 Reclassification
			   of Centennial      Cellular     Australian         and
			   and Australia        Corp.      Operations     Eliminations    Consolidated


Revenues                  $    227,900        $67,724        $16,468        $    (92)    $ 312,000

Costs and expenses:
 Costs of services              49,688         16,362             --              --        66,050
 Selling, general
   & administrative             53,271         21,682             --              --        74,953
 Depreciation and amortization  77,625         37,791         10,216              --       125,632
 Australian operations              --             --         14,564              --        14,564
 Australian write-down              --             --         40,000              --        40,000
			       180,584         75,835         64,780              --       321,199

Operating income/(loss)         47,316         (8,111)       (48,312)            (92)       (9,199)

Income (loss) from
  equity investments                --          8,084         (2,797)         (5,287)                  --
Interest                        78,066         14,759          4,702              --        97,527
Gain on sale of assets             --              48             --              --            48
Other (income)/loss             1,246              --             --          (5,287)       (4,041)

Loss before income
 tax provision benefit
 and minority interest        (31,996)        (14,738)       (55,811)            (92)     (102,637)

Income tax benefit            (14,800)         (2,774)            --              --       (17,574)

Loss before minority interest (17,196)        (11,964)       (55,811)            (92)      (85,063)

Minority interest in
 (income) loss of
 subsidiaries                  (1,506)           (264)           --            8,364         6,594

Net Loss                   $  (18,702)       $(12,228)     $(55,811)         $ 8,272    $ (78,469)


NOTE 10.  Changes in stockholders' deficiency

                                                         Common Stock
                                            Class A                     Class B
				     Shares            Dollars     Shares      Dollars

Balance at June 1, 1995            59,484,685         $   595     45,406,115    $   454

Shares issued in connection with
 employee incentive plans             461,595               4

Unrealized appreciation of
 marketable securities

Foreign currency translation adjustment

Net paid-in capital contributed by
 minority interests

Accretion in liquidation value of
 subsidiary preferred stock

Vesting of subsidiary stock options

Net loss

Balance at May 31, 1996            59,946,280             599     45,406,115        454

Shares issued in connection with
 employee incentive plans             300,110               3         25,000

Class A shares purchased by
 the Company

Class B shares converted to
 Class A shares                       305,000               3       (305,000)        (3)

Accretion in liquidation value of
 subsidiary preferred stock and
 preferred stock dividends

Foreign currency translation adjustment

Unrealized loss of marketable
 equity securities

Net loss

Balance at November 30, 1996       60,551,390        $    605     45,126,115       $  451

NOTE 10.  Changes in stockholders' deficiency (continued)

                          Additional Paid-In     (Accumulated
			       Capital             Deficit)      Other       Total

Balance at June 1, 1995         $175,545           $(405,051)   $(123,188)   $(351,645)

Shares issued in connection with
 employee incentive plans          2,971                             (158)       2,817

Change in unrealized
 appreciation of
 marketable securities                                               6,397       6,397

Foreign currency
 translation adjustment                                               (753)       (753)

Net paid-in capital
 contributed by
 minority interests                1,238                                         1,238

Accretion in liquidation value of
 subsidiary preferred stock       (4,256)                                       (4,256)

Vesting of subsidiary
  stock options                      306                                           306

Net loss                                            (102,117)                 (102,117)

Balance at May 31, 1996          175,804            (507,168)     (117,702)   (448,013)

Shares issued in connection with
 employee incentive plans          2,710                                         2,713

Class A shares purchased by
 the Company                                                        (1,590)     (1,590)

Class B shares converted
  to Class A shares                                                                 --

Accretion in liquidation value of
 subsidiary preferred stock and
 preferred stock dividends        (2,349)                                       (2,349)

Foreign currency
  translation adjustment                                             7,203       7,203

Change in unrealized appreication of
 marketable equity securities                                         (619)       (619)

Net loss                                             (78,469)                  (78,469)

Balance at November 30, 1996    $176,165           $(585,637)    $(112,708)  $(521,124)

Other stockholders' deficiency items        November 30, 1996     May 31, 1996

Treasury stock, at cost                        $  (139,352)     $  (137,762)
Unrealized appreciation of
  marketable securities                             20,194           20,813
Foreign currency translation adjustment              6,450             (753)
					       $  (112,708)     $  (117,702)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (dollar amounts in thousands except subscriber, pop and share data)

Historically, the Company has earned its revenues primarily from subscriber fees for services provided by its cable television systems and from the operations of four radio stations. In addition, the Company's 31.8% owned subsidiary, Centennial Cellular Corp. ("Centennial"), provides cellular telephone service to subscribers in three geographic areas. Centennial also has minority investments in six cellular telephone systems accounted for by Centennial under the equity method of accounting. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for financial reporting purposes for all periods presented. During the first quarter of the fiscal year ended May 31, 1996, the Company, for accounting and reporting purposes, consolidated the operations of East Coast Pay Television Pty. Limited, an Australian company ("ECT"). ECT was previously accounted for by the equity method of accounting. There was no significant impact on the consolidated statement of operations as a result of the change. ECT is pursuing opportunities to own, operate and invest in pay television services in Australia. (See Investments - Australian Pay Television).

Due to actions by the Federal Communications Commission (the "FCC") relating to the reinstitution of rate regulation, as hereinafter described, the rate structure of the cable television industry, including the Company's business, has been negatively affected. In view of the continuing changes and recently published revisions to the FCC rate regulations, the Company is currently unable to assess the full impact of the 1992 Cable Act upon its future financial results. The Company implemented new rate and service offerings whereby subscribers are given the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price ("A La Carte Service Offerings"). Several of the Company's systems, along with numerous other cable operators, received specific inquiries from the FCC regarding their implementation of this method of offering cable services. In its decisions on the inquiry letters, the FCC admitted that previous guidelines which cable operators, including the Company, relied upon may have been confusing. During December 1994, the FCC responded to certain of the letters of inquiry related to A La Carte Service Offerings. The FCC has, through such responses, effectively determined that A La Carte Service Offerings limited to six channels or less will be considered New Product Tiers under the FCC rules (see Regulation). A La Carte Service Offerings in systems serving approximately 84% of the Company's subscribers qualify as New Product Tiers. A La Carte Service Offerings in excess of six channels have not been given New Product Tier status and it is the intent of the FCC to treat such offerings as regulated tiers of cable programming service retroactively to the date of initial regulation. Such treatment, affecting approximately 16% of the Company's primary basic subscribers, would result in further reductions in the Company's rates for such services as well as refunds for previously provided services. The Company
has appealed this determination to the FCC.   On August 23,1996, the FCC
released an Order seeking comment on a proposed resolution of pending basic and cable programming service tier rate complaints in several Los Angeles area cable systems served by the Company. The proposed resolution also calls for the FCC to reconsider the Letter of Inquiry ruling adopted by the FCC with respect to the Company's Los Angeles and Beverly Hills, California systems in December 1994. If finally adopted by the FCC, the proposed resolution would require the Company to adjust its rates for its basic and cable programming services tiers and make approximately $1,900 in subscriber refunds. Under the terms of the proposed resolution, local franchising authorities could "opt out" of the specified refunds and decide basic service tier refunds and rates based on the terms of the Letter of Inquiry, as reconsidered.

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's second revision to its rate formula. As a result, the Company experienced a further decrease in the regulated portion of its services for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline was offset, in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel services and so called "external costs" as delineated in the rules. The bulk of such price adjustments became effective during the first quarter of fiscal years 1996 and 1997.

On February 8, 1996, "The Telecommunications Act of 1996" ("Act") was enacted into law. The new law will alter federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act substantially deregulates (except for basic service) cable service rates over a three year period. Implementing regulations of the Act are currently being written. The effect that the Act will have on the Company cannot be determined at this time.

Six Months Ended November 30, 1996 and November 30, 1995

Revenue for the six months ended November 30, 1996 increased by $74,334 or 31.3 %, over the six months ended November 30, 1995. Revenue from cable television operations increased by $46,947 or 26.0 %, over the corresponding six months ended November 30, 1995 as a result of increases in the number of cable television subscriptions and acquisitions. Acquisitions of cable television systems accounted for $26,893 of the increase or 57.3 %. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended November 30, 1996, were approximately 1,158,000 as compared to approximately 1,046,000 Basic Subscribers for the twelve-month period ended November 30, 1995, an increase of 10.7 %. The impact of acquisitions of cable television systems accounted for 65% of the increase. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was
approximately $36.92          during the twelve months ended November 30,
1996, as compared to approximately $34.01 during the comparable prior twelve month period, an increase of 8.6%. The Australian operations accounted for $14,298, or 19.2% of the total increase in revenue.

Revenue from cellular telephone operations for the six months ended November 30, 1996 increased by $13,089 or 24 %, over the six months ended
November 30, 1995.    The increase in revenue was the result of growth in
subscriptions to and the resulting increased usage of cellular telephone service. Acquisitions accounted for increased revenue of $812 or 6.0 % of the increase for the six months ended November 30, 1996.

Costs and expenses excluding depreciation and amortization and Australian activities for the six months ended November 30, 1996 increased by $30,264 or 27.4 % over the six months ended November 30, 1995. Cost of services for the six months ended November 30, 1996 increased by $13,930 or 26.7% over the corresponding period in the prior year, while selling, general and administrative expense increased by $16,334 or 27.9%.

Cost of services of the Company's cable television operations increased by $10,105 or 25.5%, while selling, general and administrative expenses of the Company's cable television operations increased by $10,735 or 25.2%. The Company's recent cable television acquisitions accounted for $4,640 or 45.9% of the $10,105 increase in cost of services and $5,501 or 51.2% of the $10,735 increase in selling, general and administrative expense. As a result, before giving effect to increased costs associated with acquisitions, costs of services and selling, general and administrative expenses increased by $5,465 and $5,234, respectively during the six months ended November 30, 1996. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue.

Cost of services related to the cellular telephone operations during the six months ended November 30, 1996 was $16,362, an increase of $3,825 or 30.5% as compared to the six months ended November 30, 1995. The reason for the increase was a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased cellular coverage areas resulting from the continued expansion of Centennial's network. Included in cost of services during the quarter ended November 30, 1996 were $1,081 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

Selling, general and administrative expenses related to the cellular telephone operations rose to $21,682, an increase of $5,599 or 34.8% above the $16,083 recorded during the six months ended November 30, 1995. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and an increase in Centennial's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and the anticipated growth of its cellular telephone business. Included in selling, general and administrative expenses during the quarter ended November 30, 1996 were $1,939 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its cable television and cellular telephone business continues. In addition, the Company expects that the start-up and development of Centennial's recently acquired wireless telephone markets and the Company's recent cable television acquisitions will contribute to an increase in these costs and expenses.

Depreciation and amortization (domestic) for the six months ended November 30, 1996 increased by $20,516 or 21.6 % over the six months ended November 30, 1995. The cellular telephone operations and acquisitions accounted for $2,250 of this increase, while the cable television operations accounted for $18,266. The principal reason for the increase was acquisition of cable television properties which accounted for 61% of the increase.

The Australian operations incurred expenses of $14,564 related to the start-up and development of the Australian Pay TV market, while depreciation and amortization expense, the result of its initial buildout and license acquisition was $10,216.

Operating loss for the six months ended November 30, 1996 was $9,199 or $32,283 above the operating loss for the six months ended November 30, 1995, principally as a result of the Company's $40,000 write-down of Australian assets. (See Liquidity and Capital Resources - Australian Pay Television). The cellular operating loss for the six months ended November 30, 1996 of $8,111 decreased by $1,415 or 14.8% from the loss of $9,526 for the six months ended November 30, 1995. Including the write-down, the Australian operating loss for the six months ended November 30, 1996 was $48,312. The Company's operating income before the inclusion of its cellular and Australian operations was $47,316 an increase of $7,616 or 19.2% over the six months ended November 30, 1995.

Other income represents primarily, the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $2,797 and $5,000 of expense for the six months ended November 30, 1996 and 1995 for its minority investments in Australia, offset, in part, by $8,084 and $5,466 of income for the six months ended November 30, 1996 and 1995 related to minority investments of the Company's cellular telephone operations.

Interest expense for six months ended November 30, 1996 increased by $7,194 or 8% as compared with the six months ended November 30, 1995. Each of the Company's three business segments contributed to the increase; Cable $4,658, Cellular ($1,792) and Australia $4,328. Interest expense of the Company's Cable segment rose as a result of higher average debt levels. For the six months ended November 30, 1996, the average debt outstanding was approximately $1,717,214 or $328,668 above the average outstanding debt balance of $1,388,546 during the six months ended November 30, 1995. The increase in expense was partially offset by a decline in interest rates. The Company's weighted average interest rate excluding borrowings of Centennial, Australia and the Company's 50% owned joint ventures was approximately 9.2% in the six months ended November 30, 1996 as compared to approximately 10.5% in the six months ended November 30, 1995. In addition, the Company increased the proportion of floating rate bank debt in its capital structure. Short-term interest rates of the Company's variable rate bank credit agreement increased from 6.7% at November 30, 1995 to 7.2% at November 30, 1996.

The decline in interest expense of the Company's cellular segment is the result of the capitalization of $2,598 of interest charges related to the acquisition cost of Centennial's PCS license. Gross interest costs of cellular for the six months ended November 30, 1996 and 1995 were $17,357 and $16,551. The increase is the result of additional borrowings for acquisitions, working capital and debt service. Centennial's average debt outstanding during the six months ended November 30, 1996 was $365,000, an increase of $15,000 as compared to the average debt level of $350,000 during the six months ended November 30, 1995. Centennial's weighted average interest rate increased to 9.6% for the six months ended November 30, 1996 from 9.5% for the six months ended November 30, 1995.

After losses attributable to minority interests in subsidiaries for the six months ended November 30, 1996, a pretax loss of $96,043 was incurred, as compared to a pretax loss of $55,122 for the six months ended November 30, 1995. The income tax benefit of $17,574 for the six months ended November 30, 1996 represents an adjustment to the deferred tax liability of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the six months ended November 30, 1996 and November 30, 1995.

The net loss for the six months ended November 30, 1996 of $78,469
represents an increase of $35,404         from the loss of $43,065 for
the six months ended November 30, 1995, principally as a result of the Company's $40,000 write-down of Australian assets. (See Liquidity and Capital Resources - Australian Investment). The Company expects net losses to continue until such time as the operations of the wireless telephone systems, Australian operations, cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations described above.

Three Months Ended November 30, 1996 and November 30, 1995

Revenue for the three months ended November 30, 1996 increased by $37,957 or 31.4% over the three months ended November 30, 1995. Revenue from cable television operations increased by $23,967 or 26.3% over the corresponding prior three month period as a result of increases in the number of cable television subscriptions and the acquisition of cable television systems (see Acquisitions - Cable Television). The Australian operations accounted for $6,344 of the consolidated increase.

Revenue from cellular telephone operations for the three month period ended November 30, 1996 increased by $7,646 or 27.6% over the three months ended November 30, 1995, primarily as a result of growth in subscriptions and increased usage of cellular telephone services. In addition, the acquisition of one cellular telephone system accounted for $812 of the increase in revenue.

Costs and expenses excluding depreciation and amortization and Australian activities for the three month period ended November 30, 1996 increased by $17,669 or 31.8% over the three months ended November 30, 1995. The cellular telephone operations accounted for $5,737 or 32.5% of this increase. Costs of services for the three months ended November 30, 1996 in the Company's cable operations increased by $5,731, while cost of services increased by $2,069 in the cellular telephone operations. As a result, cost of services increased by $7,800 over the corresponding period in the prior year. Selling, general and administrative expenses increased by $9,869 over the three months ended November 30, 1995. The cellular telephone operations accounted for $3,668 or 37.2% of the increase. Depreciation and amortization expense - domestic for the three months ended November 30, 1996 increased by $12,105 or 25.7% over the comparable period in the prior year. The cellular telephone operations accounted for $1,799 of this increase. Australian operations incurred expenses of $11,306. Such expenses include $3,702 of depreciation and amortization.

Operating income for the three months ended November 30, 1996 increased by $5,820 or 62.6% over the corresponding three months ended November 30, 1995. The cellular operating loss for the three months ended November 30, 1996 of $4,712 decreased by $110 or 2.3% below the corresponding 1995 three month period.

The Company has recorded $2,673 of other income which represents certain minority investments in Australia and Centennial accounted for by the Company using the equity method of accounting.

Interest expense for the three months ended November 30, 1996 increased by $4,552 or 10.2% as compared with the three months ended November 30, 1995 reflecting higher debt levels. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures, increased to 9.08% for the three months ended November 30, 1996 from 10.1% for the three months ended November 30, 1995. Centennial's weighted average interest rate was 9.7% for the three months ended November 30, 1996 and 9.5% for the three months ended November 30, 1995.

After losses attributable to minority interests in subsidiaries for the three months ended November 30, 1996, a pretax loss of $28,233 was incurred, as compared to a pretax loss of $28,399 in the three months ended November 30, 1995. The income tax benefit of $10,976 and $7,251 for the three months ended November 30, 1996 and 1995, respectively, represents an adjustment to the deferred tax liability of the Company offset by current state and local taxes for the period. These tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations, calculated in accordance with the Financial Accounting Standards Board Statement No. 109 for the three months ended November 30, 1996.

The net loss of $17,257 for the three months ended November 30, 1996 represents a decrease of $3,891 or 18.3% below the comparable loss of $21,148 for the corresponding three month period in the prior fiscal year. The Company expects net losses to continue until such time as operations of cellular telephone systems, Australian operations, cable telephone systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure generate sufficient earnings to offset the associated costs of the acquisitions and operations described above.


Liquidity and Capital Resources (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired twenty eight cellular telephone markets which it owns and manages, all of which are considered to be in the early development phase of operations.
Centennial also owns minority equity investment interests in certain other cellular telephone systems. Centennial successfully bid on March 13, 1995, for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Since both the cable television and wireless telephone activities are capital intensive, the Company and Centennial continue to seek various sources of financing to meet their needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,105 of potential borrowing capacity as of January 10, 1997.

The Company's internally-generated cash along with third party financing, primarily bank borrowings and the issuance of debt securities to the public, have enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with expanded bank lines of credit, through the issuance of debt securities in the public market and through private institutions as well as internally generated cash flow. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future. Certain of the debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of indebtedness.

The Company's future commitments for property, plant and equipment consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment and start-up expenditures for the wireless telephone systems. During the six months ended November 30, 1996, the Company made capital expenditures of $73,947. Centennial made capital expenditures of $40,903 or 55.3% of the Company's total capital expenditures. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $70,000 for cable television capital expenditures in fiscal 1997. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Cellular telephone capital projects include the addition of cell sites for greater coverage areas, as well as enhancements to the existing infrastructure of the cellular system. Centennial expects capital expenditures for its cellular telephone markets of $35,000 during the current fiscal year. Centennial, during fiscal 1996, began construction of its PCS network in Puerto Rico spending approximately $30,000 through November 30, 1996. Centennial currently estimates that the remaining cost to complete the build-out of the infrastructure of its PCS network will be approximately $45,000, to be expended through fiscal 1998. Funds for cable television capital projects and related equipment are available from internally generated cash and other financing resources. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

For the six months ended November 30, 1996, earnings were less than fixed charges by $104,986. However, such amount reflects non-cash charges totaling $127,981, consisting of depreciation and amortization of $125,632 and non-cash subsidiary preferred stock dividends of $2,349. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses. It is anticipated that in the next fiscal year, cash generated from cellular telephone operations will not fully cover required capital expenditures and the debt service under its credit agreements and preferred stock dividends. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will continue to be the case in the future. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. Both classes of Centennial's preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial.

The following table sets forth, for the periods indicated, the Company's net cash provided by operating activities before interest payments ("net cash provided") and the Company's principal uses of such cash.

				Six months Ended November 30,
				 1996                   1995
			   Amount      %          Amount        %

Net cash provided by
  operating activities   $ 65,675     44.4 %   $ 20,571        20.6 %
Interest paid              82,139     55.6       79,504        79.4
Net cash provided        $147,814    100.0 %   $100,075       100.0 %

Principal uses of
  net cash provided:
Interest paid            $ 82,139     55.6 %   $ 79,504        79.4 %
Property, plant and
   equipment(excluding
   acquisitions)           73,947     50.0 %     51,609        51.6
Total                    $156,086    105.6 %   $131,113      131.0 %
Cash (required)          $ (8,272)    (5.6)%    (31,038)     (31.0)%

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities.
The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated:

					    Six months Ended November 30,
					     1996             1995

Proceeds from long-term borrowings          $579,116        $268,500
Principal payments on long-term debt        (567,050)       (258,456)
Debt issuance costs                           (2,364)         (5,023)
Purchase of treasury stock                    (1,590)            (96)
Issuance of common stock                       2,713             995
Cash used in financing activities:            10,825           5,920
Net capital returned from equity investments   3,502           3,163
Acquisition of and investments in cable
  television, wireless telephone systems,
  marketable securities and other assets     (56,223)        (51,524)
Cash required from operating
  activities/cash on hand                   $(41,896)       $(42,441)

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

On October 26, 1993, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 under a prior shelf registration. The registration statement became effective July 14, 1994. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of January 10, 1997, there was $252,000 available for issuance under this registration.

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

Financing and Capital Formation; Centennial

On August 30, 1991, Citizens Cellular Company merged with and into Centennial, and in connection with the merger, Centennial issued to Citizens Utilities Company ("Citizens"), Convertible Redeemable Preferred Stock valued at $128,450 and Class B Common Stock representing 18.8% of the then common equity of Centennial. In connection with an amendment to the Services Agreement with the Company, Centennial issued its Second Series Convertible Redeemable Preferred Stock valued at $5,000 to the Company. The preferred stock carried no cash dividend requirements through August 31, 1996 but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock, held by Citizens and Century at August 31, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock are entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in 1997, to be made in respect of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be $15,834 and $616, respectively. Both classes of Preferred Stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial. On December 19, 1996, Centennial paid cash dividends to Citizens and Century of $3,959 and $154, respectively. Centennial has not made a determination regarding the timing, amount, or distribution (if any) of additional preferred stock dividends.

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

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
At January 10, 1997, there were 4,239,231 shares available for issuance under this registration statement.

Centennial, on April 6, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of January 10, 1997, $400,000 remained available for issuance.

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

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has substantially completed the development of its managerial, administrative and marketing functions, and is continuing the construction of cellular systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business in Puerto Rico is expected to be capital intensive, with remaining network buildout costs of approximately $45,000 over fiscal 1997 and 1998. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if operating cash flow does increase, it is anticipated that cash generated from Centennial's cellular telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in the current fiscal year, and required capital expenditures. Centennial anticipates that shortfalls may be made up either through debt and equity issuances or additional financing agreements that may be entered into by Centennial.

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

Acquisitions, Exchanges, Dispositions - Centennial

On June 30, 1995, Centennial acquired the non-wireline cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana, (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by Centennial in exchange for Centennial's non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914 subject to adjustment. Centennial recognized a gain of approximately $4,176 as a result of the sale.

On October 31, 1995, Centennial acquired (i) a 94.3% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for Centennial's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by Centennial of approximately $5,580, subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA, a market in which Centennial now has a 91.4% interest, and an additional 12.7% equity investment interest in the Lake Charles, Louisiana MSA, a market in which Centennial now has a 25.1% interest, for a cash payment of approximately $2,951.

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

Centennial has determined to pursue a strategy to sell or otherwise dispose of its minority interests in cellular telephone systems representing approximately 1,100,000 net pops. Centennial has not yet made a final determination as to the estimated sale proceeds or timing of such disposition.

Centennial Personal Communications Services ("PCS")

Centennial was the successful bidder for one of two MTA licenses to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted by Centennial was $54,672. Approximately, $15,500 of capital expenditures were incurred during fiscal 1996 and approximately $15,700 during the six months ended November 30, 1996. Centennial's participation in the PCS business is expected to be capital intensive, requiring network buildout costs of approximately $45,000 over fiscal years 1997 and 1998. In addition, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing cellular telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of debt and equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

Centennial also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

On July 31, 1996, Centennial filed applications to participate in an upcoming FCC auction for broadband personal communications services frequency D and E. Centennial listed Basic Trading Areas ("BTAs"), the market designation for PCS license areas, that related to its cellular operations. Centennial submitted a required refundable deposit of $11,000 in order to maintain its bidding eligibility for the PCS licenses in which it was interested. During the current fiscal quarter Centennial withdrew from the auction. Centennial anticipates the refund of its deposit at the close of the auction process.
Investments

Australian Pay Television

During fiscal 1994, 1995 and 1996 the Company invested, through a wholly-owned subsidiary, approximately $145,000 in its Australian Pay TV investments, including approximately $125,000 in East Coast Pay Television Pty Limited, an Australian company ("ECT"). Since the fourth fiscal quarter of 1996, the Company has written down $50,000 of this investment (see below). The Company has determined to pursue a strategy to sell its investments in its Australian operations. The Company is currently in discussion with investment advisors with respect to the sale of these interests. The Company has not as yet developed an estimate of the net proceeds to be received on disposition or the expected period required for completion of the disposition. As a result, the operating results for the Australian operations have been reported as a component of continuing operations. Once the Company has developed its formal plan for disposition, including its estimate of the net proceeds upon disposition and the period expected to be required for completion of the disposition, the Company anticipates accounting for its Australian operations as discontinued operations. ECT has been pursuing opportunities to own operate and invest in, pay television services in Australia. Australia is considered to be an emerging pay television market. The investment was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long-term management agreements with ECT.

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

ECT's principal uses of capital have been to invest in and develop its pay TV infrastructure and to fund operating losses. Specifically, ECT has (i) invested approximately $104,721 to acquire its interest in Satellite License A, (ii) invested approximately $11,279 to acquire certain MDS licenses covering the geographic areas located in the ECT Franchise Areas, and (iii) invested approximately $22,577 to build out the network infrastructure and establish offices in its principal areas of operation. In addition, since fiscal 1994, ECT has required approximately $15,000 for operating activities.

ECT has generated negative cash flow from operating activities as a result of startup costs associated with constructing and marketing multichannel television and telecommunications service as well as establishing the organizational infrastructure required for the operation of the Australian Pay TV Business.

In order to generate operating cash flow, ECT's revenue must exceed operating expenses. Increases in revenue will be dependent upon continued growth in the number of subscriptions and maximizing revenue per subscriber. The ability of ECT to continue the process of developing its core managerial, administrative and marketing functions and the construction of its pay TV network in its existing markets is subject to the availability of additional financing. The Australian Pay TV Business is expected to be highly competitive with two potential cable television providers having announced plans for distribution of video services throughout continental Australia. There can be no assurance that such financing will be available or that ECT will generate sufficient cash flow to meet its needs and, accordingly, there can be no assurance that profitability will be achieved in the foreseeable future.

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

The Company expects that the Australian Pay TV Business will continue to be capital intensive. At November 30, 1996, ECT had $17,049 of property, plant and equipment placed in service. ECT believes it would need to spend approximately $125,000 over the next five years to expand its MDS and satellite networks, and market and distribute services in the ECT Franchise Areas. In order to fund these commitments, ECT must raise additional capital either from public or private placements of its equity or debt securities, investments by third parties, joint ventures and partnerships or bank borrowing. Although ECT has been able to obtain financing for its operations to date, there is no assurance such financings will be available to it in the future, or if available, on terms favorable to ECT.

Since commencement of its operations in the Australian Pay TV Business, ECT has been funded by capital contributions and short-term debt facilities from its principal security holders (including the Company), and third party bank financings. These debt facilities are currently payable upon demand. There is no assurance that such funding will continue to be available, or that the lenders (including the Company) will continue to extend the maturity of the demand loans. On September 30, 1996, ECT was notified that two of its debt facilities currently held by a third party bank which aggregate approximately $9,600 which, had by their terms matured, were in default. ECT is currently in negotiations to refinance all or a portion of the facilities. There is no assurance that such negotiations will be successful, failing same ECT may not be able to continue its operations. In that regard, the Company's Australian Holding Company has reserved against its short-term advances to ECT in the aggregate amount of $40,000. As a result, the Company has recorded this reserve in the six months ended November 30, 1996, as a write-down of its Australian assets in accordance with Statement of Financial Accounting Standards No. 121. In addition to the occurrence of the default under ECT's third party debt facilities, the write-down was based upon changes in market conditions, development plans and other considerations regarding the events described below with respect to Australis.

Australis experienced liquidity problems in the first half of 1996 and, as a result, implemented a recapitalization plan pursuant to which it raised additional debt and equity. ECT is unable to determine if such
financing is sufficient to fund Australis' capital requirements.   In
August 1996, Australis announced that it had entered into an agreement with OptusVision, pursuant to which, on June 1, 1997, Australis will (I) transfer its subscriber equipment and DTH infrastructure necessary to provide management and operations services to a newly created entity and
(ii) transfer certain contractual rights and obligations related to its branch network assets and customer service assets to a second newly created entity, jointly owned by Australis and OptusVision. ECT and another franchisee have initiated separate proceedings to challenge the Autralis/OptusVision agreement. In addition, the proceedings instituted by ECT incorporates causes and action claiming breach by Australis of the Franchise Agreement and the IUA and for breach of an agreement among Australis, a subsidiary of ECT and Optus Networks Pty Limited relating to access to certain satellite transponders.

Further, if Australis were to become insolvent, and as a result, were not able to provide infrastructure services, subscriber management systems and other related services for ECT, ECT would need to develop such services on its own, which could be on economic terms to ECT less favorable than those now available from Australis. Under the Franchise Agreement and IUA, ECT is dependent on the efforts of Australis in the development of the pay television industry in Australia. ECT's financial position (and as a result, the Company's investment in ECT) may be materially and adversely affected if Australis were to become insolvent. The Company's pay television subscriber business is dependent on acceptance of the Galaxy package as a well-known national product as well as the infrastructure established by Australis, including the national marketing and subscriber management service.

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

The Company is currently unable to predict the ultimate resolution of these matters. At November 30, 1996 the remaining net book value of its investments in the various aspects of Australian Pay TV after giving effect to the aforementioned write-down of Australian assets, aggregated approximately $35,000. The Company will continue to assess the impact, if any, of the above noted matters on the carrying value of its investments in the Australian Pay TV businesses.

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

In general, the Company does not execute hedge transactions to reduce its exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities. In general, exchange rate risk to the Company's commitments for equipment purchases and operating expenses is generally limited due to the insignificance of the related monetary asset and liability balances; however, exchange rate risk to the Company of these notes payable and notes receivable and debt linked to the U. S. dollar have and will continue to impact its reported earnings.

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

PART II - OTHER INFORMATION

ITEM 4.   Vote of Security Holders

	  a) Registrant's annual meeting of shareholders was held on October 29, 1996.

	  b) The following persons were elected as directors at said meeting pursuant to the following votes:


					    Number of Votes
	  Directors                        For          Withheld

	  Bernard P. Gallagher        472,600,899     2,705,251
	  William M. Kraus             21,503,269     2,541,731
	  David Z. Rosensweig         472,606,186     2,699,964
	  Scott N. Schneider          472,600,082     2,706,068
	  Robert D. Siff              472,686,486     2,619,664
	  Peter J. Solomon            472,688,617     2,617,533
	  Andrew Tow                  472,065,382     3,240,768
	  Claire Tow                  472,600,246     2,705,904
	  Leonard Tow                 472,601,746     2,704,404

	  c) The following matters were voted upon at said meeting:

	     1. The shareholders approved a proposal to ratify the selection by the Board of Directors of Deloitte &
		 Touche LLP as independent accountants for the Registrant for the fiscal year ending May 31, 1997.
		 The following sets forth the number of votes on this proposal:

		 For             Against               Abstain
	     475,248,678          19,624               37,848

ITEM 5.   Other Information - None.


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

			      CENTURY COMMUNICATIONS CORP.


Date:  January 13, 1997       /s/ Scott N. Schneider
			      _______________________________
			      Scott N. Schneider
			      Senior Vice President, Treasurer,
			      Chief Financial Officer
			      (On behalf of Registrant and as
			      Principal Accounting Officer)



	      CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

			  EXHIBIT TO FORM 10-Q

			For the Six Months Ended
		 November 30, 1996 and November 30, 1995

		  COMPUTATION OF LOSS PER COMMON SHARE
		(Amounts in thousands, except share data)



					       Six Months Ended
					   November 30,   November 30,
					     1996           1995

Primary fully diluted:
Net Loss                                   $(78,469)      $(43,065)
 Accretion in liquidation value of
  subsidiary preferred stock                 (2,349)        (2,103)
Loss applicable to common shares           $(80,818)      $(45,168)

Average number of common shares and
 common share equivalents outstanding
  Average number of common shares
   outstanding during the period           74,105,000     73,631,000
  Add common share equivalents -
   Options to purchase common shares - net    232,000        733,000
Average number of common shares and
 common share equivalents                  74,337,000(A)  74,364,000(A)

Loss per common share                     $    (1.09)(A)   $   (.61)(A)

(A) In accordance with Accounting Principles Board Opinion No. 15, the inclusion of common share equivalents in the computation of earnings per share need not be considered if the reduction of earnings per share is less than 3% or the effect is anti-dilutive. Therefore, loss per common share and common share equivalents as shown on the Consolidated Statement of Operations for the periods presented do not include the common share equivalents as their effect is anti-dilutive.
