Form 10-Q/A
period 1996-11-30
CENTURY COMMUNICATIONS CORP
filed 1997-01-15
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-Q/A1
                                      [ X ]
                               AMENDMENT NO. 1 TO
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1996
                                       OR
                                      [   ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          for the transition period from          to

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

                              YES[X]         NO[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common - 29,282,919 outstanding shares as of January 6, 1997 Class B Common - 45,126,115 outstanding shares as of January 10, 1997

                                EXPLANATORY NOTE

         This Form 10-Q/A1 is being filed by Century Communications Corp., a New Jersey corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 to change the reference to "Item 7." of Part I therein to "Item 2." thereof and to make certain amendments to such Part I -- Item 2.

                         PART I - FINANCIAL INFORMATION

                                      * * *


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      * * *


The first paragraph of Liquidity and Capital Resources (dollar amounts in thousands except share data) is deleted in its entirety and replaced with the following:

         "The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition, Centennial, since August of 1988, has acquired twenty eight cellular telephone markets which it owns and manages, all of which are considered to be in the early development phase of operations. Centennial also owns minority equity investment interests in certain other cellular telephone systems. Centennial successfully bid on March 13, 1995, for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Since both the cable television and wireless telephone activities are capital intensive, the Company and Centennial continue to seek various sources of financing to meet their needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,105,000 of potential borrowing capacity as of January 10, 1997."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CENTURY COMMUNICATIONS CORP.

Date:  January 15, 1997                     /s/ SCOTT N. SCHNEIDER
                                            -------- -----------------------
                                             Scott N. Schneider
                                             Senior Vice President, Treasurer
                                             Chief Financial Officer
                                             (On behalf of Registrant and as
                                             Principal Accounting Officer)