Form 10-Q
period 1997-02-28
CENTURY COMMUNICATIONS CORP
filed 1997-04-11
CIK 785080

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

                                   [X]
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                  For the quarterly period ended February 28, 1997
                                   OR
                                  [   ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from        to
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

Class A Common - 31,012,617 outstanding shares as of April 1, 1997 Class B Common - 45,126,115 outstanding shares as of April 7, 1997


                     PART 1 - FINANCIAL INFORMATION
                      ITEM 1.  FINANCIAL STATEMENTS

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands)

                                              February 28,    May 31,
                                                 1997           1996
ASSETS

Current assets:

  Cash and cash equivalents                   $ 117,403      $164,592

  Accounts receivable, less allowance
    for doubtful accounts of
    $3,196 and $3,008, respectively              56,833        41,002

  Prepaid expenses and other current assets      19,518         6,632

     Total current assets                       193,754       212,226

Property, plant and equipment  - net            686,594       651,607

Investment in marketable equity securities       55,657        53,069

Equity investments in cable television
  and cellular telephone systems - net          104,020       108,256

Debt issuance costs, less accumulated
  amortization of $16,276 and $11,652,
  respectively                                   31,452        28,352

Cable television franchises, less
  accumulated amortization of
  $332,787 and $285,991, respectively           424,400       525,194

Wireless telephone licenses, less
  accumulated amortization of
  $201,497 and $164,786, respectively           359,382       360,213

Excess of purchase price over value
  of net assets acquired, less
  accumulated amortization of
  $56,830 and $51,529, respectively             282,672       279,202

Other assets                                     21,657        16,790

                                             $2,159,588    $2,234,909

             See notes to consolidated financial statements
               CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                               (CONTINUED)
                (Amounts in thousands, except share data)

                                              February 28,    May 31,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY         1997           1996
Current liabilities:
  Current maturities of long-term debt        $  15,224      $ 15,084
  Accounts payable                               32,420        26,102
  Accrued interest payable                       41,076        22,921
  Other accrued expenses                         81,666        72,757
  Customers' deposits and prepayments            22,619        19,370
     Total current liabilities                  193,005       156,234

Long-term debt                                2,108,168     2,081,611

Deferred income taxes                            69,958        99,474

Minority interest in subsidiaries               143,699       162,790

Preferred stock, par value $.01 per
  share, authorized 100,000,000 shares,
  none issued                                        --            --

Subsidiary convertible redeemable
  preferred stock (at aggregate
  liquidation value), par value
  $.01 per share, authorized,
  issued and outstanding 102,187 shares
  (redemption value of $1,823.00 per share)     186,287       182,813

Common stockholders' deficiency:
  Common stock, par value $.01 per share:
     Class A, authorized 400,000,000
      shares, issued and outstanding
      62,551,617 and 59,946,280 shares,
      respectively (includes treasury shares)       626           599
     Class B, authorized 300,000,000 shares,
      issued and outstanding 45,126,115
      and 45,406,115 shares, respectively           451           454
Additional paid-in capital                      175,597       175,804
Other, including 31,541,264 and 31,354,622
  treasury shares,respectively                 (109,198)     (117,702)
Accumulated deficit                            (609,005)     (507,168)
  Total common stockholders' deficiency        (541,529)     (448,013)

                                             $2,159,588    $2,234,909

             See notes to consolidated financial statements
              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                (Amounts in thousands, except share data)

                                  Three Months Ended               Nine months Ended
                             February 28,    February 29,      February 28,   February 29,
                                1997            1996              1997           1996
Revenue:
  Cable service income        $113,493         $91,774           $341,301       $272,635
  Cellular service income       39,174          27,938            106,898         82,573
  Australian operations          8,298           2,342             24,766          4,512
                               160,965         122,054            472,965        359,720

Costs and expenses:
  Cost of services - Cable      25,587          20,869             75,275         60,452
  Cost of services - Cellular   10,647           7,235             27,009         19,772
  Selling, general
    and administrative          42,665          30,710            117,618         89,329
  Australian expenses            7,292          12,678             21,856         21,621
  Depreciation and
    amortization - domestic     57,531          48,815            172,947        143,715
  Depreciation and
    amortization - Australia     3,904              --             14,120             --
  Write-down of Australian
    assets                          --              --             40,000             --
                               147,626         120,307            468,825        334,889

Operating income                13,339           1,747              4,140         24,831

Gain on sale of assets           2,058              15              2,106          4,218
Interest expense                51,095          43,693            148,622        134,026
Other income                     1,590             760              5,631          1,226

  Loss before income tax
     (benefit) and
     minority interest        (34,108)         (41,171)          (136,745)      (103,751)
Income tax (benefit)           (6,045)         (10,025)           (23,619)       (22,082)

Loss before minority
  interest                    (28,063)         (31,146)          (113,126)       (81,669)

Minority interest in
  loss of subsidiaries          4,695            7,523             11,289         14,981

     Net loss                $(23,368)        $(23,623)       $  (101,837)   $   (66,688)

Dividend requirement
  on subsidiary
  convertible redeemable
  preferred stock            $ (1,250)        $ (1,068)       $    (3,599)   $    (3,171)

Loss applicable to
  common shares              $(24,618)        $(24,691)       $  (105,436)   $   (69,859)

Loss per common share        $   (.33)        $   (.33)       $     (1.42)   $      (.95)

Weighted average number
  of common shares
  outstanding during
  the period               74,383,000       73,807,000         74,196,000     73,689,000

             See notes to consolidated financial statements

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)

                                                 Nine Months Ended
                                              February 28,   February 29,
                                                 1997           1996
OPERATING ACTIVITIES:
  Cash received from subscribers and others   $ 555,799      $424,555
  Cash paid to suppliers, employees and
     governmental agencies                    (342,934)      (269,265)
  Interest paid                               (112,294)      (103,857)

     NET CASH PROVIDED BY
       OPERATING ACTIVITIES                    100,571         51,433

INVESTING ACTIVITIES:
  Capital expenditures                        (111,422)       (71,952)
  Cable television franchise expenditures         (965)        (2,417)
  Acquisition of other assets                   (7,241)        (5,257)
  Acquisition of cable television
     and wireless telephone systems            (34,908)       (62,819)
  Capital contributed to equity investments       (292)          (433)
  Capital returned from equity investments       6,863          4,818

     NET CASH (USED IN) INVESTING ACTIVITIES  (147,965)      (138,060)

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings           857,140        301,500
  Principal payments on long-term debt        (847,050)      (283,456)
  Debt issuance costs                           (7,724)        (5,023)
  Payment of subsidiary preferred
   stock dividends                              (3,959)            --
  Issuance of common stock                       3,416          2,376
  Purchase of treasury stock                    (1,618)          (158)

     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                         205         15,239

NET DECREASE IN CASH AND CASH EQUIVALENTS      (47,189)       (71,388)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          164,592        228,764

CASH AND CASH EQUIVALENTS - END OF PERIOD    $ 117,403      $ 157,376

             See notes to consolidated financial statements

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (CONTINUED)
                          (Amounts in thousands)

                                                 Nine Months Ended
                                              February 28,   February 29,
                                                 1997           1996
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                      $  (101,837)   $  (66,688)

Adjustments to reconcile net
  loss to net cash provided
  by operating activities:

     Depreciation and amortization                187,067       143,715
     Write-down of Australian assets               40,000            --
     Gain on sale of assets                            --        (4,218)
     Deferred income taxes - decrease             (29,516)      (23,500)
     Minority interest in loss of subsidiaries    (11,289)      (22,637)
     Non-cash interest charges                     16,607        21,442
     Other                                        (10,209)         (255)
     Change in assets and liabilities,
       net of effects of acquired,
       exchanged and disposed cable
       television and cellular
       telephone systems
          Accounts receivable - (increase)         (6,167)      (11,951)
          Prepaid expenses and other
            current assets - (increase)           (12,822)       (2,290)
          Accounts payable and accrued
            expenses - increase                    25,488        17,096
          Customers' deposits and
           prepayments - increase                   3,249           719

     Total adjustments                            202,408       118,121

NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 100,571     $  51,433



             See notes to consolidated financial statements


              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except subscriber, pop and share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of February 28, 1997 and the results of its consolidated operations and cash flows for the nine months ended February 28, 1997 and February 29, 1996. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1996 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform with the current period's presentation.

During the nine month period ended February 29, 1996, certain subsidiaries which were previously accounted for by the equity method were consolidated. There was no significant impact on the consolidated statement of operations as a result of this change.

NOTE 2.  WRITE-DOWN OF AUSTRALIAN ASSETS

Since commencement of its operations in the Australian Pay TV Business, East Coast Pay Television Pty. Limited, an Australian Company ("ECT") has been funded by capital contributions and short-term debt facilities from its principal security holders (including the Company), and third party bank financings. These debt facilities are currently payable upon demand. There is no assurance that such funding will continue to be available, or that the lenders (including the Company) will continue to extend the maturity of the demand loans. On September 30, 1996, ECT was notified that two of its debt facilities currently held by a third party bank which aggregate approximately $9,600 which, had by their terms matured, were in default. ECT is currently in negotiations to refinance all or a portion of the facilities. There is no assurance that such negotiations will be successful. In that regard, the Company's Australian Holding Company has reserved against its short-term advances to ECT in the aggregate amount of $40,000. As a result, the Company recorded this reserve in the nine months ended February 28, 1997, as a write-down of its Australian assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and specifies the criteria for the determination and measurement of an impairment loss. In addition to the occurrence of the default under ECT's third party debt facilities, the write-down was based upon changes in market conditions, development plans and other considerations. At February 28, 1997, the remaining net book value of its investments in the various aspects of the Australian pay television industry, after giving effect to the aforementioned write-down of Australian assets, aggregated approximately $30,000. For further discussion see Management's Discussion and Analysis.

The Company determined to pursue a strategy to sell its investments in its Australian operations. The Company is currently in discussion with investment advisors with respect to the sale of these interests. The Company has not as yet developed an estimate of the net proceeds to be received on disposition or the expected period required for completion of the disposition. As a result, the operating results for the Australian operations have been reported as a component of continuing operations. Once the Company has developed its formal plan for disposition, including its estimate of the net proceeds upon disposition and the period expected to be required for completion of the disposition, the Company anticipates accounting for its Australian operations as discontinued operations. Management believes that the fair market value exceeds the net book value of the Australian investments.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of service revenues. Such programmers' shares netted against service income amounted to $84,777 and $69,042 for the nine months ended February 28, 1997 and February 29, 1996, respectively.

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $20,678 and $13,743 for the nine months ended February 28, 1997 and February 29, 1996, respectively.

NOTE 4.  REGISTRATION STATEMENTS

On April 3, 1997, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the shelf registration of $500,000 of the Company's debt securities. The registration statement has not been declared effective by the SEC.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions.
As of April 10, 1997, there were 4,239,231 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of April 10, 1997, $400,000 remained available for issuance.

NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the nine months ended February 28, 1997 and February 29, 1996. The reclassifications result from the Company's acquisitions and exchanges and consolidation of entities previously accounted for by the equity method of accounting:

                                             Nine months Ended
                                        February 28,        February 29,
                                         1997                 1996
Current assets                         $                    $  11,479
Property, plant and equipment                                  10,420
Equity investments                                            (91,200)
Cable television franchises            (14,963)               105,637
Wireless telephone licenses                                     6,138
Goodwill                                14,963                 (4,323)
Other assets                                                     (987)
                                       $    --              $  37,164

Current liabilities                    $(7,534)             $  23,915
Deferred taxes                                                (1,454)
Minority interest                                             15,918
Additional paid in capital                                     1,240
Translation adjustments                  7,534                (2,455)
                                     $      --              $ 37,164

NOTE 6.  ACQUISITIONS

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems was $92,900 subject to adjustment. Citizens and the Company own and operate the cable television systems in a joint venture structure in which each company will have a 50% ownership interest. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 21,000 primary basic subscribers was completed. The purchase price of approximately $51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally. Approximately $11,355 and $29,545 of the purchase price was allocated to property, plant and equipment and cable television franchise, respectively.

On May 31, 1996, the Company acquired the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of approximately $287,600, subject to adjustment. Funds for this acquisition were provided by an existing bank credit facility. At May 31, 1996, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers. Approximately $103,695 and $183,148 of the purchase price was allocated to property, plant and equipment and cable television franchise, respectively.

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

On September 12, 1996, Centennial acquired for approximately $34,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately, $33,132 of the purchase price was allocated to cellular telephone license.

Centennial has determined to pursue a strategy to sell or otherwise dispose of its minority interests in cellular telephone systems representing approximately 1,100,000 net pops. Centennial has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition.

During fiscal 1997, Centennial made and withdrew its application to participate in the FCC auction of PCS frequency blocks D and E and was refunded its $11,000 deposit.
Centennial Personal Communications Services ("PCS")

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

                                         Nine months Ended
                                     February 28,       February 29,
                                       1997                1996

Revenues                             $498,984           $ 430,088
Net loss                             (102,183)            (86,535)
Net loss per common share               (1.40)              (1.20)

Pro forma net loss per common share for the nine months ended February 28, 1997 and February 29, 1996 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 7.  LONG-TERM DEBT

(a) On January 17, 1997, the Company issued Senior Notes Due 2007 ("8 7/8% Notes") in the principal amount of $250,000 which mature on January 15, 2007. The 8 7/8% Notes bear interest at 8 7/8% payable semiannually on January 15 and July 15 of each year commencing July 15, 1997. The 8 7/8% Notes may not be redeemed prior to maturity.

The 8 7/8% Notes will rank pari passu with all existing and future Senior Indebtedness (as that term is used in the Prospectus) of the Company, including the 9 3/4% Senior Notes Due 2002, the 9 1/2% Senior Notes Due 2000, the Senior Discount Notes Due 2003 and the 9 1/2% Senior Notes due 2005 and will be senior in right of payment to all existing and future subordinated indebtedness of the Company, including the 11 7/8% Senior Subordinated Debentures Due 2003.

The 8 7/8% Notes provide that the holders will have the right to require the Company to purchase the 8 7/8% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reduction in ratings of the 8 7/8% Notes.

The net proceeds received by the Company from the sale of the 8 7/8% Notes, of approximately $244,607, were used to temporarily repay a portion of the long-term debt outstanding under two credit agreements executed by subsidiaries of the Company. The net proceeds will be used to retire $204,000 aggregate principal amount of 11 7/8% Senior Subordinated Debentures due 2003 issued by the Company in October 1991 (the "11 7/8% Debentures). The 11 7/8% Debentures may be called by the Company beginning in April 1997 at a redemption price of 105% of the principal amount thereof. Accordingly, the amount required to retire the 11 7/8% Debentures at such time is $214,200 plus accrued and unpaid interest through the date of retirement. The effect of the redemption will result in an extraordinary loss during the fourth quarter of fiscal 1997 of approximately $13,016 reflecting the call premium and write-off of deferred financing costs. The balance of the net proceeds may be used by the Company for general corporate purposes, including but not limited to the financing of capital expenditures, investments, purchases of the Company's securities and acquisitions. Pending any specific application, the net proceeds will be added to working capital and invested in short-term interest bearing obligations.

(b) CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75 to 1.375% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met.

(c) CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The repayment by the Company on August 7, 1995, of its existing indebtedness discharged all of the Company's obligations under its then-existing $300,000 credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met.

(d) On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year, $80,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b)"Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined. The agreement expires on February 28, 2004. The credit facility restricts the incurrence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met.

(e) On September 12, 1996, Centennial entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see acquisitions - Centennial). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility are based at the election of Centennial, on (a) the "Base Rate", as defined, plus a margin of 2% or (b) the "Eurodollar Rate", as defined, plus a margin of 3%. The facility is secured by the stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt, limits Centennial's ability to pay dividends and requires that certain operating tests be met.

At February 28, 1997, the Company was in compliance with all covenants of its respective credit facilities.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which will be adopted by the Company in fiscal 1998 as required by the statement. SFAS No. 128 simplifies the standards for computing earnings per share required by APB Opinion No. 15 "Earnings per Share."

The Company has not yet determined the effect the adoption of SFAS No. 128 will have on the computation of earnings per share to be presented within the Company's financial statements.
NOTE 9.  SEGMENT INFORMATION

Information about the Company's operations in its three business segments for the nine months ended February 28, 1997 and February 29, 1996 is as follows (amounts in thousands):

                                          1997             1996
Gross revenues:
  Cable television                      $  341,442      $ 272,755
  Cellular telephone                       106,898         82,573
  Australian operations                     24,766          4,512
  Eliminations                                (141)          (120)
                                        $  472,965      $ 359,720

Operating (loss) income:
  Cable television                      $   71,648      $  58,618
  Cellular telephone                       (16,157)       (16,097)
  Australian operations                    (51,210)       (17,570)
  Eliminations                                (141)          (120)
                                        $    4,140      $  24,831

Net loss:
  Cable television                      $  (32,665)     $ (39,406)
  Cellular telephone                       (21,714)       (19,574)
  Australian operations                    (62,169)       (25,035)
  Eliminations                               14,711        17,327
                                        $ (101,837)     $ (66,688)

Assets, at end of period
  Cable television                      $1,560,232     $ 1,310,912
  Cellular telephone                       793,272         779,257
  Australian operations                     79,637         143,738
  Eliminations                            (273,553)       (263,485)
                                        $2,159,588     $ 1,970,422

Depreciation and amortization:
  Cable television                      $  113,981      $  90,141
  Cellular telephone                        58,966         53,574
  Australian operations                     14,120             --
                                        $  187,067      $ 143,715

Capital expenditures:
  Cable television                      $   49,871      $  45,059
  Cellular telephone                        59,482         26,893
  Australian operations                      2,069             --
                                        $  111,422      $  71,952

The Company's consolidated financial statements include three distinct business segments. Century Communications owns, operates and develops domestic cable television systems. Centennial Cellular Corp., a 31.8% owned subsidiary, owns, operates and invests in wireless telephone systems. The Company's Australian operations are currently in the development stage and not yet fully operational. The Australian operations are intended to invest in pay television services in Australia, including the development and distribution of programming.
The information provided below is that of Century Communications before the consolidation of Centennial Cellular Corp. and Australia. Centennial Cellular Corp., the Australian operations, as well as the consolidated information.

NOTE 9 - CONTINUED

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                            February 28, 1997
                         (Amounts in thousands)

                              Century
                           Communications
                            Corp. before
                           consolidation      Centennial                Reclassification
                           of Centennial       Cellular    Australian          and
                           and Australia         Corp.     Operations     Eliminations     Consolidated

ASSETS
Current assets:
  Cash and short-term
  investments             $  96,211          $  15,954      $  5,238       $   --          $ 117,403

  Accounts receivable
   - net                     21,500              24,002       11,119          212             56,833

  Prepaid expenses and
    other current assets     11,784               6,417        1,317           --             19,518

     Total current assets   129,495              46,373       17,674          212            193,754

Property, plant &
  equipment - net           518,333             151,697       16,564           --            686,594

Investment in marketable
  equity securities          55,657                  --           --           --             55,657

Investment in Centennial
  Cellular Corp., at cost   139,685                  --           --     (139,685)                --

Equity investment in
  cable television and
  cellular telephone
  systems - net             144,878              95,289          668     (136,815)           104,020

Debt issuance costs - net    24,118               7,334           --           --             31,452

Cable television
 franchises - net           379,983                  --       44,417           --            424,400

Wireless telephone
  licenses - net                 --             359,382           --           --            359,382

Excess of purchase
  price over value of net
  assets acquired - net     151,707             130,965           --           --            282,672

Other assets                 16,376               2,232          314        2,735             21,657

                         $1,560,232          $  793,272    $  79,637   $ (273,553)       $ 2,159,588

NOTE 9.  CONTINUED

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

               CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               (CONTINUED)
                            February 28, 1997
                         (Amounts in thousands)

                          Century Communications
                               Corp. before
                              consolidation       Centennial                 Reclassification
                              of Centennial        Cellular     Australian          and
                              and Australia          Corp.      Operations      Eliminations   Consolidated

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:
  Current maturities of
    long-term debt           $       50           $    --     $    15,174      $      --       $  15,224
  Accounts payable and
   accrued expenses              81,410            47,105          26,647             --         155,162
  Customers' deposits
    and prepayments              15,603             7,016              --             --          22,619
   Total current liabilities     97,063            54,121          41,821             --         193,005

Long-term debt                1,739,168           369,000              --             --       2,108,168

Deferred liability                5,000             2,200              --         (7,200)             --

Deferred income taxes            22,134            47,824              --             --          69,958

Minority interest
  in subsidiaries                57,126                --              --         86,573         143,699

Due to parent                        --                --         144,878       (144,878)             --

Convertible redeemable
   preferred stock                   --           186,287              --             --         186,287

Second series convertible
  redeemable preferred stock         --             7,252              --         (7,252)             --

Common stockholders' equity
  (deficiency):
  Common stock, par value
  $.01 per share:
   Class A                          626               165              --           (165)            626
   Class B                          451               105              --           (105)            451

Additional paid-in capital       87,650           371,829              --       (283,882)        175,597
Other                          (115,979)           (4,801)          6,781          4,801        (109,198)
Accumulated deficit            (333,007)         (240,710)       (113,843)        78,555        (609,005)

  Total common stockholders'
   equity (deficiency)         (360,259)          126,588        (107,062)      (200,796)       (541,529)
                             $1,560,232          $793,272      $   79,637     $ (273,553)     $2,159,588

NOTE 9.  CONTINUED


              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

          CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                Nine month Period Ended February 28, 1997
                         (Amounts in thousands)

                                Century
                             Communications
                              Corp. before
                             consolidation       Centennial                 Reclassification
                             of Centennial        Cellular     Australian        and
                              and Australia         Corp.     Operations      Eliminations     Consolidated

Revenues                       $    341,442     $  106,898   $   24,766       $    (141)      $ 472,965

Costs and expenses:
 Costs of services                   75,275         27,009           --              --         102,284
 Selling, general & administrative   80,538         37,080           --              --         117,618
 Depreciation and amortization      113,981         58,966       14,120              --         187,067
 Australian operations                   --             --       21,856              --          21,856
 Australian write-down                   --             --       40,000              --          40,000
                                    269,794        123,055       75,976              --         468,825

Operating income/(loss)              71,648        (16,157)     (51,210)           (141)          4,140

Income (loss) from
  equity investments                     --         10,873           --         (10,873)             --
Interest                            117,852         23,598        7,172              --         148,622
Gain on sale of assets                   --          2,106           --              --           2,106
Other (income)/loss                   1,455             --        3,787         (10,873)         (5,631)

Loss before income tax provision
 benefit and minority interest      (47,659)       (26,776)     (62,169)           (141)       (136,745)

Income tax benefit                  (18,087)        (5,532)           --              --        (23,619)

Loss before minority interest       (29,572)       (21,244)     (62,169)           (141)       (113,126)

Minority interest in (income) loss
 of subsidiaries                     (3,093)          (470)          --          14,852          11,289

Net Loss                         $  (32,665)      $(21,714)    $(62,169)       $ 14,711     $  (101,837)



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

Unrealized appreciation of
 marketable securities

Foreign currency translation adjustment

Net paid-in capital contributed by
 minority interests

Accretion in liquidation value of
 subsidiary preferred stock

Vesting of subsidiary stock options

Net loss

Balance at May 31, 1996                    59,946,280           599         45,406,115          454

Shares issued in connection with
 employee incentive plans                    567,890             6              25,000

Class A shares purchased by
 the Company

Class B shares converted to
 Class A shares                              305,000             3            (305,000)          (3)

Class A shares issued in connection
 with acquisitions                         1,732,357            18

Accretion in liquidation value of
 subsidiary preferred stock and
 preferred stock dividends

Foreign currency translation adjustment

Unrealized loss of marketable
 equity securities

Net loss

Balance at February 28, 1997              62,551,617      $    626          45,126,115       $    451

NOTE 10.  Changes in stockholders' deficiency (continued)

                                   Additional Paid-In    (Accumulated
                                       Capital             Deficit)          Other         Total

Balance at June 1, 1995             $175,545            $(405,051)       $(123,188)    $(351,645)

Shares issued in connection with
 employee incentive plans              2,971                                  (158)        2,817

Change in unrealized
  appreciation of
  marketable securities                                                      6,397         6,397

Foreign currency
  translation adjustment                                                     (753)         (753)

Net paid-in capital contributed
  by minority interests                1,238                                              1,238

Accretion in liquidation value of
 subsidiary preferred stock           (4,256)                                            (4,256)

Vesting of subsidiary stock options      306                                                306

Net loss                                                 (102,117)                     (102,117)

Balance at May 31, 1996              175,804             (507,168)       (117,702)     (448,013)

Shares issued in connection with
 employee incentive plans              3,410                                              3,416

Class A shares purchased
  by the Company                                                           (1,619)       (1,619)

Class B shares converted
  to Class A shares                                                                          --

Class A shares issued in
  connection with acquisition            (18)                                                --

Accretion in liquidation
 value of susbisidary
 preferred stock and
 preferred stock dividends            (3,599)                                            (3,599)

Foreign currency translation
  adjustment                                                                7,534         7,534

Change in unrealized
 appreciation of marketable
 equity securities                                                          2,589         2,589

Net loss                                                 (101,837)                     (101,837)

Balance at February 28, 1997        $175,597            $(609,005)      $(109,198)    $(541,529)


Other stockholders' deficiency items            February 28, 1997           May 31, 1996

Treasury stock, at cost                           $  (139,381)               $  (137,762)
Unrealized appreciation of marketable securities       23,402                     20,813
Foreign currency translation adjustment                 6,781                       (753)
                                                  $  (109,198)               $  (117,702)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (dollar amounts in thousands except subscriber, pop and share data)

The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees. At February 28, 1997, the Company owned and operated 70 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,060,000 homes and served a total of approximately 1,256,000 primary basic subscribers. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At February 28, 1997, these systems passed approximately 541,000 homes and served approximately 271,000 primary basic subscribers.

The Company has a 31.8% common stock interest and a 73.6% voting interest in Centennial Cellular Corp. ("Centennial") and provides management services to Centennial. The market value of this interest, based solely on the equivalent number of publicly-traded shares of Class A Common Stock, was $97,391 on February 28, 1997. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for reporting purposes for all periods presented. Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. Centennial also plans to participate in a full range of telecommunications services, including, but not limited, to wireless PCS, competitive local exchange and alternative access.

The Company has interests in businesses in the pay television industry in Australia. The interests include investments in entities (which include East Coast Pay Television Pty Limited ("ECT") and XYZ Entertainment Pty Limited ("XYZ")) which have the following: (i) programming arrangements and ownership of a satellite subscription broadcast license which permits distribution of programming via direct-to-home (DTH) satellite television broadcasting throughout Australia; (ii) ownership of wireless cable distribution licenses (MDS) in areas covering approximately 755,000 households; (iii) an interest in net cash flow of Australis Media Limited ("Australis"), another Australian pay television operator; and (iv) programming services. During the first quarter of the fiscal year ended May 31, 1996, for accounting and reporting purposes, the Company consolidated the operations of ECT, which was previously accounted for by the equity method of accounting. There was no significant impact on the consolidated statement of operations as a result of such change. The Company has determined to sell its Australian investments and has retained an investment banker to assist in the separate sale of its interests in ECT and XYZ.

Certain of the Company's cable television systems are subject to rate regulation which has negatively affected the Company's business. The Company has implemented new rate and service offerings which give subscribers the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price. Several of the Company's systems, along with numerous other cable operators, received specific inquiries from the Federal Communications Commission (the "FCC") regarding their implementation of this method of offering cable services. A proposed resolution of the inquiry which is based, in part, upon pending basic and cable programming service tier rate complaints in several Los Angeles area cable systems served by the Company, requires the Company to adjust its rates for its basic and cable programming services tiers and make approximately $2,700 in subscriber refunds, which amount the Company has reserved.

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

On February 8, 1996, "The Telecommunications Act of 1996" (the "Act") was enacted into law. The new law alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act deregulates (except for basic service) cable service rates over a three year period.
Implementing regulations of the Act are currently being written. The effect that the Act will have on the Company's cable television business cannot be determined at this time.

Nine Months Ended February 28, 1997 and February 29, 1996

The following discussion describes the Company's three business segments: cable television, wireless telephone and Australian investments.

Cable Television

Consolidated revenues for the nine months ended February 28, 1997 increased by $113,245 or 31.5%, over the nine months ended February 29, 1996. Revenue from cable television operations increased by $68,666 or 25.2%, over the corresponding nine months ended February 29, 1996 as a result of increases in the number of cable television subscriptions and acquisitions. Acquisitions of cable television systems accounted for $38,294 of the increase or 55.8%. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended February 28, 1997 were approximately 1,193,000 as compared to approximately 1,068,000 Basic Subscribers for the twelve-month period ended February 29, 1996, an increase of 11.7%. The impact of acquisitions of cable television systems accounted for 84% of the increase. Average monthly revenue per Basic Subscriber, including programmer's share of such revenue, was approximately $37.66 during the twelve months ended February 28, 1997, as compared to approximately $34.42 during the comparable prior twelve month period, an increase of 9.4%.

Cost of services of the Company's cable television operations increased by $14,823 or 24.5%, while selling, general and administrative expenses of the Company's cable television operations increased by $16,994 or 26.7%. The Company's recent cable television acquisitions accounted for $6,508 or 43.9% of the $14,823 increase in cost of services and $8,037 or 47.3% of the $16,994 increase in selling, general and administrative expense. As a result, before giving effect to increased costs associated with acquisitions, costs of services and selling, general and administrative expenses increased by $8,315 and $8,957, respectively, during the nine months ended February 28, 1997. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Consolidated depreciation and amortization (domestic) for the nine months ended February 28, 1997 increased by $29,232 or 20.3% over the nine months ended February 29, 1996. The cable television operations accounted for $23,840 of which $14,921 was attributable to recent cable television acquisitions.

Consolidated operating income for the nine months ended February 28, 1997 was $4,140 or $20,691 below the operating income for the nine months ended February 29, 1996, principally as a result of the Company's $40,000 write-down of Australian assets. (See Liquidity and Capital Resources - Australian Pay Television). The wireless telephone operations contributed $16,157 of operating losses. The Company's operating income related to its cable television operations was $71,507, an increase of $13,009 or 22.2% over the nine months ended February 29, 1996.

Consolidated other income represents primarily the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $3,787 and $6,430 of expense for the nine months ended February 28, 1997 and February 29, 1996 for its minority investments in Australia, offset, in part, by $10,873 and $7,656 of income for the nine months ended February 28, 1997 and February 29, 1996 related to minority wireless telephone investments held by Centennial.

Consolidated interest expense for nine months ended February 28, 1997 increased by $14,596 or 10.9% as compared with the nine months ended February 29, 1996. Each of the Company's three business segments contributed to the increase: cable television $9,654, wireless telephone ($1,195) and Australian investments $6,137. Interest expense of the Company's cable segment rose as a result of higher average debt levels. For the nine months ended February 28, 1997, the average debt outstanding was approximately $1,719,000 or $323,772 above the average outstanding debt balance of $1,395,228 during the nine months ended February 29, 1996. The increase in expense was partially offset by a decline in interest rates. The Company's weighted average interest rate excluding borrowings of Centennial, the Australian investments and the Company's 50% owned joint ventures was approximately 9.2% in the nine months ended February 28, 1997 as compared to approximately 10.4% in the nine months ended February 29, 1996. In addition, the Company increased the proportion of floating rate bank debt in its capital structure. Short-term interest rates of the Company's variable rate bank credit agreement increased from 6.8% at February 29, 1996 to 7.2% at February 28, 1997.

After losses attributable to minority interests in subsidiaries for the nine months ended February 28, 1997, a consolidated pretax loss of $125,456 was incurred, as compared to a pretax loss of $88,770 for the nine months ended February 29, 1996. The income tax benefit of $23,619 for the nine months ended February 28, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature.

The consolidated net loss for the nine months ended February 28, 1997 of $101,837 represents an increase of $35,149 from the loss of $66,688 for the nine months ended February 29, 1996, principally as a result of the Company's $40,000 write-down of Australian assets. (See Liquidity and Capital Resources - Australian Investment). The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of Centennial's wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Wireless Telephone

Centennial's revenue increase accounted for 21.4% of the total increase in the revenue of the Company. Revenue from wireless telephone operations for the nine months ended February 28, 1997 increased by $24,325 or 29.5%, over the nine months ended February 29, 1996. The increase in revenue was the result of growth in subscriptions to and the resulting increased usage of wireless telephone service. Acquisitions accounted for increased revenue of $2,949 or 12% of the increase for the nine months ended February 28, 1997.

Cost of services related to Centennial's wireless telephone operations, which accounted for 26.4% of the total cost of services for the Company, during the nine months ended February 28, 1997 was $27,009, an increase of $7,237 or 36.6% as compared to the nine months ended February 29, 1996. The increase was due in part to a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased wireless telephone coverage areas resulting from the continued expansion of Centennial's network and the commencement of PCS telephone service in Puerto Rico. Included in cost of services during the quarter ended February 28, 1997 were $1,927 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

Selling, general and administrative expenses related to Centennial's wireless telephone operations, representing 31.5% of the total amount for the Company, rose to $37,080, an increase of $11,756 or 46.4% above the $25,324 recorded during the nine months ended February 29, 1996. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and an increase in Centennial's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and the anticipated growth of its wireless telephone business as well as the commencement of PCS telephone service in Puerto Rico. Included in selling, general and administrative expenses during the quarter ended February 28, 1997 were $5,086 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications network.

The wireless telephone operations and acquisitions accounted for $5,392 or 12.4% of the increase in the Company's depreciation and amortization for the 1997 period.

Centennial's wireless telephone operating loss for the nine months ended February 28, 1997 of $16,157 increased by $60 or 0.4% from the loss of $16,097 for the nine months ended February 29, 1996. The interest expense of the Company's wireless segment declined as a result of the capitalization of $2,752 of interest charges related to the acquisition cost of Centennial's PCS license. Gross interest costs of the wireless segment for the nine months ended February 28, 1997 and February 29, 1996 were $26,350 and $24,793. The increase is the result of additional borrowings for acquisitions, working capital and debt service. Centennial's average debt outstanding during the nine months ended February 28, 1997 was $369,000, an increase of $19,000 as compared to the average debt level of $350,000 during the nine months ended February 29, 1996. Centennial's weighted average interest rate decreased to 9.4% for the nine months ended February 28, 1997 from 9.5% for the nine months ended February 29, 1996.

The Company expects net losses in Centennial's wireless operations to continue until such time as the operations of the wireless telephone systems and expansion of the wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Australian Investments

The Australian investment accounted for $20,254, or 17.8% of the total increase in revenue of the Company. Costs and expenses excluding depreciation and amortization and Australian activities for the nine months ended February 28, 1997 increased by $235 or 1% over the nine months ended February 29, 1996. Depreciation and amortization expense, the result of its initial buildout and license acquisition was $14,120. These costs represented 7.5% of the total amount for the Company. Including a $40,000 write-down of Australian assets, the Australian operating loss for the nine months ended February 28, 1997 was $51,210.

Three Months Ended February 28, 1997 and February 29, 1996

Consolidated revenue for the three months ended February 28, 1997 increased by $38,911 or 31.9% over the three months ended February 29, 1996. Revenue from cable television operations increased by $21,719 or 23.7% over the corresponding prior three month period as a result of increases in the number of cable television subscriptions and the acquisition of cable television systems (see Acquisitions - Cable Television).

Costs and expenses excluding depreciation and amortization and Australian activities for the three month period ended February 28, 1997 increased by $20,085 or 34.1% over the three months ended February 29, 1996. Costs of services for the three months ended February 28, 1997 in the Company's cable operations increased by $4,718 over the corresponding period in the prior year, representing 23.4% of the total increase of $20,085.
Selling, general and administrative expenses increased by $11,955 over the three months ended February 29, 1996. Depreciation and amortization expense - domestic for the three months ended February 28, 1997 increased by $8,716 or 17.8% over the comparable period in the prior year.

Consolidated operating income for the three months ended February 28, 1997 increased by $11,592 or 663% over the corresponding three months ended February 29, 1996. Additionally, the Company has recorded $1,590 of other income which represents certain minority investments in Australia and Centennial accounted for by the Company using the equity method of accounting.

Consolidated interest expense for the three months ended February 28, 1997 increased by $7,402 or 16.9% as compared with the three months ended February 29, 1996 reflecting higher debt levels. The Company's weighted average interest rate, excluding borrowings of Centennial and the Company's 50% owned joint ventures, decreased to 9.3% for the three months ended February 28, 1997 from 10.0% for the three months ended February 29, 1996.

After losses attributable to minority interests in subsidiaries for the three months ended February 28, 1997, a pretax loss of $29,413 was incurred, as compared to a pretax loss of $33,648 in the three months ended February 29, 1996. The income tax benefit of $6,045 and $10,025 for the three months ended February 28, 1997 and February 29, 1996, respectively, represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature.

The consolidated net loss of $23,368 for the three months ended February 28, 1997 represents a decrease of $255 or 1.1% below the comparable loss of $23,623 for the corresponding three month period in the prior fiscal year. The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of Centennial's wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations. The Company believes that its Australian investments will not generate earnings.

Wireless Telephone

Revenue from wireless telephone operations for the three month period ended February 28, 1997 increased by $11,236 or 40.2% over the three months ended February 29, 1996, primarily as a result of growth in subscriptions and increased usage of wireless telephone services. Cost of services increased by $3,412 in the wireless telephone operations in the 1997 period. The Company's wireless telephone operations accounted for $6,157 or 51.5% of the Company's total increase in selling, general and administrative expenses and $3,142 or 24.9% of the increase in the Company's depreciation and amortization expense. The wireless operating loss for the three months ended February 28, 1997 of $8,046 increased by $1,475 or 22.5% above the corresponding 1996 three month period. Centennial's weighted average interest rate was 9.2% for the three months ended February 28, 1997 and 9.5% for the three months ended February 29, 1996.

Australian Investment

The Company's Australian operations accounted for $5,956 of the consolidated increase in revenue of the Company for the three months ended February 28, 1997. Australian operations incurred expenses of $11,196 for this period, including $3,904 of depreciation and amortization.

Liquidity and Capital Resources (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. Since both the cable television and wireless telephone activities are capital intensive, the Company and Centennial continue to seek various sources of financing to meet their respective needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Certain subsidiaries of the Company (other than Centennial) have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,055,000 of potential borrowing capacity for cable operations. Centennial and subsidiaries of Centennial have entered into agreements which furnish approximately $50,000 of potential borrowing capacity for wireless telephone operations at February 28, 1997 which indebtedness is non-recourse to the Company.

The Company's internally-generated cash, along with third party financing, primarily bank borrowings and the issuance of debt securities to the public, have enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with expanded bank lines of credit, through the issuance of debt securities in the public market and through private institutions as well as internally generated cash flow. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future. Certain of the debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of indebtedness.

During the nine months ended February 28, 1997, the Company made capital expenditures of $111,422 of which 53.3% was made by Centennial. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $70,000 for cable television capital expenditures in fiscal 1997. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the nine months ended February 28, 1997, earnings were less than fixed charges by $143,096. However, such amount reflects non-cash charges totaling $187,067, consisting of depreciation and amortization. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses.

Centennial's wireless telephone capital projects include the addition of cell sites for greater coverage areas, as well as enhancements to the existing infrastructure of the wireless system. Centennial expects capital expenditures for its domestic wireless telephone markets of $40,000 during the current fiscal year. During fiscal 1996, Centennial began construction of its PCS network in Puerto Rico and had spent approximately $26,315 during the nine month period ended February 28, 1997. Centennial currently estimates that the remaining cost to complete the build-out of the infrastructure of its PCS network will be approximately $45,000, to be expended through fiscal 1998. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

It is anticipated that in the next fiscal year, cash generated from Centennial's wireless telephone operations will not fully cover required capital expenditures, the debt service under its credit agreements and preferred stock dividends. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will continue to be the case in the future. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing.

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities.
The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

Financing and Capital Formation - The Company

CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. CCC-II is in compliance with the terms of the credit facility. At February 28, 1997, $340,000 was available for borrowing under this facility.

CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility that converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The repayment by the Company on August 7, 1995, of its existing indebtedness discharged all of the Company's obligations under its then-existing $300,000 credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. CCC-I is in compliance with the terms of the credit facility. At February 28, 1997, $263,000 was available for borrowing under this facility.

The terms and covenants of certain of the Company's bank credit facilities require certain of the Company's subsidiaries to enter into various interest rate hedge agreements (the "Hedge Agreements"). During the fiscal year ended May 31, 1996, all of the Company's obligations with respect to Hedge Agreements expired. Based upon current market conditions and the current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to replace the Hedge Agreements.

On January 17, 1997, the Company issued $250,000 aggregate principal amount of 8-7/8% Senior Notes due 2007 pursuant to a registration statement that was filed with the Securities and Exchange Commission (the "SEC") on October 26, 1993 and became effective on July 14, 1994 relating to the shelf registration of $500,000 of the Company's debt securities.

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of an additional $500,000 of the Company's debt securities, augmenting the remaining $2,000 available under the July 1994 registration statement. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock.

On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC"), entered into a three year, $80,000 revolving credit facility that converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b) "Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined. The agreement expires on February 28, 2004. The credit facility restricts the incurrence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met. CVC is in compliance with the terms of the credit facility. At February 28,1997, $53,500 was outstanding under this facility.

During January 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year revolving credit facility in the principal amount of $200,000 with Bank of America and Societe General, which converts into a five-year term loan. The facility will be secured by the assets of CCCTV. The loan will be non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments. The proposed facility requires mandatory prepayments of principal refinancing to the extent that the loan balance exceeds the refinancing on working capital commitment (as defined in the facility). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate, certificate of deposit rate, or the Eurodollar rate, plus the applicable margin (as defined in the facility). The principal use of proceeds will be to fund the CCCTV acquisitions as well as general corporate purposes. The closing of the credit facility is expected during the fourth quarter of fiscal 1997.

On March 27, 1997, the Company gave notice of redemption of the entire principal amount outstanding of its $204,000 11-7/8% Senior Subordinated Debentures maturing 2003. The Senior Subordinated Debentures are to be redeemed on April 15, 1997 at a redemption price of 105% of the principal amount thereof. Including the 5% redemption premium, the aggregate funds required for such redemption is $214,200. The effect of the redemption will result in an extraordinary loss during the fourth quarter of fiscal 1997 of approximately $13,016 reflecting the call premium and write-off of deferred financing costs.

Financing and Capital Formation - Centennial

Centennial, since August 1988, has acquired 28 wireless telephone markets that it owns and manages, some of which are considered to be in the early development phase of operations. Centennial also owns minority equity investment interests in certain other cellular telephone systems. Centennial successfully bid on March 13, 1995 for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

On August 30, 1991, Citizens Cellular Company merged with and into Centennial, and in connection with the merger, Centennial issued to Citizens Utilities Company ("Citizens"), Convertible Redeemable Preferred Stock valued at $128,450 and Class B Common Stock representing 18.8% of the then outstanding common equity of Centennial. In connection with an amendment to a services agreement with the Company, Centennial issued its Second Series Convertible Redeemable Preferred Stock valued at $5,000 to the Company. The preferred stock carried no cash dividend requirements through August 31, 1996, but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock held by Citizens and Century at August 31, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock are entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in 1997, to be made in respect of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be $15,834 and $616, respectively. Both classes of Preferred Stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial. On December 19, 1996, Centennial paid cash dividends to Citizens and Century of $3,959 and $154, respectively and, during March 1997, declared a cash dividend in the same amounts to each of Citizens and Century. Centennial has not made a determination regarding the timing, amount, or distribution (if any) of additional preferred stock dividends.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At February 28, 1997, 4,239,231 shares were available for issuance under this registration statement.

Centennial, on April 6, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities.
The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. At February 28, 1997, $400,000 remained available for issuance.

On September 12, 1996, Centennial entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Subject to completion of formal documentation, the Company has agreed with Citibank to extend this credit facility to September 2000. The Company expects the amendment giving effect to this extension to close during the fourth quarter of fiscal 1997. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Acquisitions, Exchanges, Dispositions - Centennial"). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility is based on, at the election of Centennial, (a) "Base Rate" plus a margin of 2% or (b) "Eurodollar Rate" plus a margin of 3%. The facility is secured by the stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under Centennial's Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt of Centennial, limits Centennial's ability to pay dividends and requires that certain operating tests be met.

Additionally, a subsidiary of the Company which is engaged in the ownership and operation of the PCS business in Puerto Rico has agreed to enter into a four-year $130,000 revolving credit facility with Citibank, N.A. which converts into a four year term loan. The principal use of proceeds will be to fund the buildout of the Company's PCS business in Puerto Rico. The proposed facility will restrict the use of borrowings, limit the amount of long-term indebtedness in relation to the PCS business in Puerto Rico, requires the maintenance of certain minimum annualized cash flows (as defined) and subscribers, and requires the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow, all of the above relating only to the PCS business in Puerto Rico. The terms of the proposed facility will also require the PCS business in Puerto Rico to meet and maintain certain financial and operating covenants and achieve performance requirements including minimum subscriber levels. Failure to satisfy such covenants would constitute a default under the credit facility in which event Citibank, N.A. could accelerate all amounts outstanding thereunder, and exercise certain other rights and remedies as a secured creditor. The proposed facility will be non-recourse to the Company.

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has substantially completed the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business in Puerto Rico is expected to be capital intensive, with remaining network buildout costs of approximately $45,000 over fiscal 1997 and 1998. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing wireless telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if operating cash flow does increase, it is anticipated that cash generated from Centennial's wireless telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in the current fiscal year, and required capital expenditures. Centennial continues to seek various sources of external financing to meet its current and future needs, including bank financing, joint ventures and partnerships, and public and private placements of debt and equity securities of Centennial. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will be the case in the future.

Acquisitions - Cable Television

On March 2, 1993, a joint venture in which each of the Company and Citizens have a 50% interest ("the Century/Citizens Joint Venture") entered into agreements to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems was $92,900, subject to adjustment. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 21,000 primary basic subscribers was completed. The purchase price of approximately $51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally.

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

On August 16, 1996, the Company entered into agreements to acquire three cable television systems which serve an aggregate of approximately 76,000 primary basic subscribers, which agreements were subsequently assigned to the Century/Citizens Joint Venture. These systems are primarily located in Yorba Linda, Orange County, Diamond Bar, Oxnard and Ventura County, California (the "CCCTV Acquisitions"). The aggregate purchase price for these systems is approximately $140,000.

Acquisitions, Exchanges, Dispositions - Centennial

On June 30, 1995, Centennial acquired the non-wireline cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana,
(c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by Centennial in exchange for Centennial's non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914. Centennial recognized a gain of approximately $4,176 as a result of the sale. "Net Pops" means a market's Pops multiplied by the percentage interest that Centennial owns in an entity licensed by the FCC to construct or operate a cellular telephone system (or to provide personal communications services) in that market and "Pops" means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce.

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

Centennial has determined to pursue a strategy to sell or otherwise dispose of substantially all of its minority interests in cellular telephone systems representing approximately 1,100,000 Net Pops. Centennial has not yet made a final determination as to the estimated sale proceeds or timing of such disposition.

Centennial Personal Communications Services ("PCS")

Centennial was the successful bidder for one of two MTA licenses to provide broadband personal communications services (PCS) in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted by Centennial was $54,672. Approximately, $15,500 of capital expenditures were incurred during fiscal 1996 and approximately $26,300 during the nine months ended February 28, 1997. Centennial's participation in the PCS business is expected to be capital intensive, requiring additional network buildout costs of approximately $45,000 over fiscal years 1997 and 1998. In addition, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing wireless telephone providers as well as the other MTA PCS license holder. Centennial presently has approximately 6,900 PCS customers. There is no assurance that the PCS business will generate cash flow or reach profitability. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of debt and equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

Centennial also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

On July 31, 1996, Centennial filed applications to participate in an upcoming FCC auction for broadband personal communications services frequency D and E. Centennial listed Basic Trading Areas ("BTAs"), the market designation for PCS license areas, that related to its wireless operations. Centennial submitted a required refundable deposit of $11,000 in order to maintain its bidding eligibility for the PCS licenses in which it was interested. During the current fiscal quarter Centennial withdrew from the auction. Centennial received the refund of its deposit at the close of the auction process.
Investments

Australian Pay Television

During fiscal 1994, 1995 and 1996 the Company invested, through a wholly-owned subsidiary, approximately $145,000 in its Australian pay television investments, including approximately $125,000 in ECT. Since the fourth fiscal quarter of 1996, the Company has written down $50,000 of this investment. The Company has determined to pursue a strategy to sell its investments in its Australian operations and has retained an investment banker to assist in the separate sale of ECT and XYZ. It has also determined to make no further investments in ECT. The Company has not as yet developed an estimate of the net proceeds to be received on disposition or the expected period required for completion of the disposition. As a result, the operating results for the Australian operations continue to be reported as a component of continuing operations. Once the Company has developed its formal plan for disposition, including its estimate of the net proceeds upon disposition and the period expected to be required for completion of the disposition, the Company anticipates accounting for its Australian operations as discontinued operations.

ECT has been pursuing opportunities to own, operate and invest in pay television services in Australia. The Company's investment in ECT was effected through the acquisition of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long-term management agreements with ECT. ECT, through a wholly-owned subsidiary, owns one of three satellite broadcast licenses that may be granted by Australian authorities prior to July 1997. The license allows for DTH satellite television broadcasting and allows ECT to offer four channels of programming via DTH (the "License A Package"). Australis, another pay television company in Australia, owns a second license.

Programming is distributed over common infrastructure subject to a long term agreement between ECT and Australis (the "IUA"). Among other terms, the IUA provides ECT with a participation in, and the right to maintain a 25% interest in the net cash flow (as defined therein) of, Australis. Such interest may be adjusted proportionately downward depending upon the extent to which ECT (at its sole option) elects to fund or not to fund a specified portion of those funds expended by Australis in the pay television business in Australia. Australis has asserted that as of January 1996, ECT's interest has decreased from 25% to approximately 10% due to ECT's failure to contribute funds (approximately $136,000). It is ECT's position that it is not yet required to make an election to make a contribution toward such expenditures since certain conditions precedent have not been met by Australis. There can be no assurance that this dispute will be resolved in ECT's favor, that, after reviewing the relevant information, ECT will elect to contribute its share, or any portion of the share, of the funding, or that ECT will be able to secure funds necessary for such funding.

Programming in Australia is provided for a subscriber-based fee by XYZ, a joint venture in which the Company holds a 25% interest.

ECT has entered into a long-term agreement with Foxtel, the joint venture between Telstra Corporation Limited, the government-owned Australian national telecommunications carrier and The News Corporation Limited, pursuant to which Foxtel has agreed to distribute the License A Package throughout Australia over Foxtel's cable television network. ECT receives a monthly per subscriber fee from Foxtel for the License A Package. Foxtel owns 50% of XYZ.

The Company has also acquired an approximate 2% economic interest in Australis for approximately $10,000. During the fourth quarter of fiscal 1996, the investment was written off by the Company based upon its then assessment of the financial position of Australis.

ECT has generated negative cash flow from operating activities as a result of startup costs associated with constructing and marketing multichannel television and telecommunications service as well as establishing the organizational infrastructure required for the operation of its business.

Since commencement of its operations, ECT has been funded by capital contributions and short-term debt facilities from its principal security holders (including the Company), and third party bank financings. These debt facilities are currently payable upon demand. There is no assurance that such funding will continue to be available, or that the lenders (including the Company) will continue to extend the maturity of the demand loans. The maturity date on two of ECT's debt facilities, currently held by a third party bank (aggregating approximately $9,600) have been extended to July 31, 1997. ECT is currently in compliance with the terms and conditions of its debt facilities and is currently in negotiations to refinance all or a portion of such facilities. There is no assurance that such negotiations will be successful and if not successful that ECT will be able to continue its operations. As a result, the Company's Australian holding company has established reserves against its short-term advances to ECT in the aggregate amount of $40,000. The Company has recorded this reserve in the nine months ended February 28, 1997 as a write-down of its Australian assets in accordance with Statement of Financial Accounting Standards No. 121. In addition to the occurrence of the default under ECT's third party debt facilities, the write-down was based upon changes in market conditions, development plans and other considerations regarding the events described below with respect to Australis.

Australis experienced liquidity problems in the first half of 1996 and, as a result, implemented a recapitalization plan pursuant to which it raised additional debt and equity. ECT is unable to determine if such financing is sufficient to fund Australis' capital requirements. In August 1996, Australis announced that it had entered into an agreement with OptusVision, pursuant to which, on June 1, 1997, Australis will
(i) transfer its subscriber equipment and DTH infrastructure necessary to provide management and operations services to a newly created entity and
(ii) transfer certain contractual rights and obligations related to its branch network assets and customer service assets to a second newly created entity, jointly owned by Australis and OptusVision. ECT and another franchisee have initiated separate proceedings to challenge the Australis/OptusVision agreement. In addition, the proceedings instituted by ECT incorporates causes and action claiming breach by Australis of the Franchise Agreement and the IUA and for breach of an agreement among Australis, a subsidiary of ECT and Optus Networks Pty Limited relating to access to certain satellite transponders.

If Australis were to become insolvent, and, as a result, were not able to provide infrastructure services, subscriber management systems and other related services for ECT, ECT would need to develop such services on its own, which could be on economic terms to ECT less favorable than those now available from Australis. In addition, ECT understands that under this circumstance, ECT may be required to seek replacement programming currently provided by Australis which may be on less favorable terms than those provided by Australis. Further, in the event of any such insolvency, ECT may be required to pay Australis' portion of the satellite lease payments for the transmission of programming since ECT is jointly and severally liable for those payments. The incremental cost to ECT for the Australis portion of their obligation would be approximately $6,250 per annum.

The Company is currently unable to predict the ultimate resolution of these matters. At February 28, 1997, the remaining net book value of its investments in the various aspects of the Australian pay television industry, after giving effect to the aforementioned write-down of Australian assets, aggregated approximately $30,000. The Company will continue to assess the impact, if any, of the above noted matters on the carrying value of its investments in the Australian pay television businesses.

Foreign Currency Exchange Rate Risks: Hedging

The Company's monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the Company's subsidiaries have notes payable and notes receivable which are denominated in a currency other than their own functional currency or intercompany loans payable linked to the U.S. dollar.

In general, the Company does not execute hedge transactions to reduce its exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities. In general, exchange rate risk to the Company's commitments for equipment purchases and operating expenses is generally limited due to the insignificance of the related monetary asset and liability balances; however, exchange rate risk to the Company of these notes payable and notes receivable and debt linked to the U.S. dollar have and will continue to impact its reported earnings.

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

In October 1992, the Company announced that its Board of Directors authorized the repurchase, from time to time, of up to 2,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. The Company has made no such purchases to date.

                                * * * * *

Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause the Company's performance and the other matters discussed in the forward-looking statements to differ significantly from that discussed in the forward-looking statements.





PART II - OTHER INFORMATION

ITEM 5.   Other Information -

          On February 24, 1997, Andrew Tow resigned as a director and officer of the Company.

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

                              CENTURY COMMUNICATIONS CORP.


Date:  April 10, 1997
                              /s/ Scott N. Schneider
                              __________________________________
                              Scott N. Schneider
                              Senior Vice President, Treasurer,
                              Chief Financial Officer
                              (On behalf of Registrant and as
                              Principal Accounting Officer)

                                                             Exhibit 11

              CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                          EXHIBIT TO FORM 10-Q

                        For the Nine Months Ended
                 February 28, 1997 and February 29, 1996

                  COMPUTATION OF LOSS PER COMMON SHARE
                (Amounts in thousands, except share data)


                                                   Nine Months Ended
                                                February 28,       February 29,
                                                  1997               1996

Primary fully diluted:
Net Loss                                          $(101,837)          $(66,688)
 Accretion in liquidation value of
  subsidiary preferred stock                         (3,599)            (3,171)
Loss applicable to common shares                  $(105,436)          $(69,859)

Average number of common shares and
 common share equivalents outstanding
  Average number of common shares
   outstanding during the period                 74,196,000         73,689,000
  Add common share equivalents -
   Options to purchase common shares - net           45,000            702,000
Average number of common shares and
 common share equivalents                        74,241,000 (A)     74,391,000 (A)

Loss per common share                           $    (1.42) (A)     $    (.94) (A)

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
