Form 10-K
period 1997-05-31
CENTURY COMMUNICATIONS CORP
filed 1997-08-26
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1997

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________

                         Commission file number 0-16899

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

        As of August 13, 1997, there were 31,003,597 shares of Class A Common Stock outstanding and 44,357,308 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on August 13, 1997 of $6.50 per share, was $195,000,988.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                                     PART I

ITEM 1.      Business..................................................................  1
             General...................................................................  1
             Cable Television........................................................... 1
             Wireless Telephone........................................................  8
             Australian Pay Television................................................. 12
             Regulation and Legislation................................................ 13
             Employees................................................................. 21

ITEM 2.      Properties................................................................ 21

ITEM 3.      Legal Proceedings......................................................... 22

ITEM 4.      Submission of Matters to a Vote of Security Holders....................... 22
             Executive Officers of the Company......................................... 22

                                     PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters..... 24

ITEM 6.      Selected Financial Data................................................... 26

ITEM 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................... 28
             Cautionary Statement for Purposes of the "Safe Harbor"
               Provisions of the Private Securities Litigation
               Reform Act of 1995.......................................................43

ITEM 8.      Financial Statements and Supplementary Data................................47

ITEM 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................................47

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant.........................47

ITEM 11.     Executive Compensation.....................................................47

ITEM 12.     Security Ownership of Certain Beneficial Owners and
               Management...............................................................48

ITEM 13.     Certain Relationships and Related Transactions.............................48

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......... 48

SIGNATURES........................................................................... II-1

EXHIBIT INDEX.........................................................................II-2

                                     PART I

ITEM 1.    BUSINESS

                                     GENERAL

           The Company was incorporated in New Jersey on December 5, 1985 as the holding company for a corporation of the same name incorporated in Texas on June 12, 1973 ("Century Texas"). As used in this Annual Report on Form 10-K, unless the context otherwise requires, the term "Company" means Century Communications Corp., a New Jersey corporation, and its subsidiaries. The Company is engaged primarily in the ownership and operation of cable television systems. References to a "fiscal" year mean the Company's fiscal year ended May 31.

           At May 31, 1997, the Company owned and operated 70 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,245,000 homes and served a total of approximately 1,273,000 primary basic subscribers. Certain of the Company's cable systems referred to above are owned 50% by the Company and 50% by unaffiliated entities. At May 31, 1997, these systems passed approximately 549,000 homes and served approximately 278,000 primary basic subscribers.

           The Company has a common stock interest of approximately 32% and, through ownership of shares of a class of Common Stock which has disproportionate votes per share (15 votes per share), a voting interest in Centennial Cellular Corp. ("Centennial" or "Centennial Cellular") of approximately 74%. The Company also provides management services to Centennial. Solely as a result of the Company's controlling interest in the voting power of Centennial, the operations of Centennial are consolidated with those of the Company for financial reporting purposes only. Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico.

           The Company has interests in businesses in the pay television industry in Australia. See "Business - Australian Pay Television." The Company is pursuing a strategy to sell its Australian investments and is currently in discussion with investment advisors with respect thereto.

           The Company expects to continue to consider acquisitions of or investments in cable television systems and other communications-related properties. Centennial Cellular expects to continue to consider acquisitions of or investments in wireless telephone systems and other communications-related products and services.

           For certain industry segment information regarding the Company's cable television business, as well as its investments in the wireless telephone and Australian pay television businesses, see Note 16 of the notes to consolidated financial statements.

                                CABLE TELEVISION

           Cable television is a service that delivers a variety of channels of television programming, primarily video entertainment and information, and to subscribers who pay a monthly fee for the service.

           The primary level of cable television service is commonly referred to as "basic service" and must be taken by all subscribers. The content of basic service varies widely from system to system but, pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), must include local television signals and public, governmental and educational access channels. Basic service may also include certain satellite-delivered cable programming channels. In addition to basic service, one or more expanded tiers of service may also be offered to subscribers. These expanded tiers of service usually include additional satellite-delivered cable programming channels and are available for additional monthly fees. Basic service and expanded cable programming service tiers are generally subject to the rate regulation provisions of the 1992 Cable Act and the Telecommunications Act of 1996 (the "1996 Act").

           Most cable television systems also offer premium services, such as Home Box Office, Showtime, The Movie Channel and Cinemax, on a per channel basis or as a part of a package of premium services for an extra monthly fee and may also offer sporting events, concerts and other entertainment programming as a premium service on a per program basis. Per channel and per program services are not subject to the rate regulation provisions of the 1992 Cable Act.

           See "Business - Regulation and Legislation - Cable Television - Federal Regulation" and "Business - Regulation and Legislation - Cable Television - Rates."

DEVELOPMENT OF CABLE TELEVISION SYSTEMS

           The following table indicates the growth of the Company's cable television systems since May 31, 1993:

                                                                 May 31,
                                     ------------ ------------ ------------ ------------ ------------
                                        1997         1996         1995         1994         1993
                                     ------------ ------------ ------------ ------------ ------------
    Homes passed by cable              2,245,000    2,060,000    1,790,000    1,675,000    1,650,900
    Primary basic subscribers          1,273,000    1,250,000    1,100,000      945,000      934,000
    Primary basic subscribers as a
    percentage of homes passed             56.7%        60.7%        61.4%        56.4%        56.6%

        Management's estimate of homes passed in franchise areas is based on local sources believed to be reliable, such as city directories, chambers of commerce, public utilities, estimates of public officials and, where available, actual house counts.

THE CABLE TELEVISION SYSTEMS

        At May 31, 1997, the Company had 70 cable television systems in 25 states and Puerto Rico, with the largest concentrations of subscribers in its systems in Southern California, Puerto Rico and Colorado Springs, Colorado. Substantially all the Company's cable television systems were wholly owned by the Company. The balance of the Company's systems, including systems serving Brunswick, Georgia, Owensboro, Kentucky, Wauwatosa, Wisconsin, Glendora, Chino and Chino Hills, California and greater San Juan, Puerto Rico were owned 50% by the Company.

        On August 16, 1996, the Company entered into agreements to acquire two cable television systems which serve an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company ("Citizens Utilities" or "Citizens") have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69.5 million. The Company currently expects to fund the acquisitions using available credit facilities. The purchase of these systems by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisitions will be consumated.

        The Company and Citizens Utilities own, through the Century/Citizens Joint Venture, cable television systems serving certain areas of Southern California serving approximately 52,400 primary basic subscribers.

        Citizens Utilities is a diversified utility company in which the Company owns approximately 1.8% of the issued and outstanding Common Stock as of August 13, 1997. Leonard Tow is Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Citizens Utilities. Two other directors of the Company, Robert D. Siff and Claire L. Tow, are also directors of Citizens Utilities.

SUBSCRIBER SERVICES AND RATES

        Like other cable television operators, the Company offers to its subscribers multiple channels of television programming, primarily video entertainment and information programming. Services vary from system to system because of differences in channel capacity, regulatory requirements and viewer interest.

        The Company's cable television revenues are derived principally from monthly subscription fees. Rates to subscribers vary from market to market and in accordance with the type of service selected. In virtually all the Company's cable television systems, basic service has been expanded to include many satellite-delivered cable programming channels previously offered on expanded tiers of service, while certain other satellite-delivered cable programming channels are offered on a per channel basis and as part of a package of services. Effective September 1, 1993, as part of its rate adjustments, the Company implemented a plan whereby subscribers were given the choice of buying certain satellite-delivered programming services individually on a per channel basis ("a la carte") or as part of a package of services at a discounted price. The Federal Communications Commission (the "FCC") in its reconsideration of rate regulations promulgated under the 1992 Cable Act, reviewed the validity of such a la carte service offerings, and it empowered franchising authorities to do the same. A la carte packages which were determined to be evasions of rate regulation rather than true enhancements of subscriber choice were treated as regulated tiers, and cable operators that engaged in such practices became subject to further rate adjustments and refund orders.

        Further adjustments to the Company's rates were made pursuant to the November 10, 1994 revision by the FCC to the FCC's rate formula. As part of such revisions, the FCC decided that discounted packages of non-premium a la carte services would be subject to rate regulation in the future. However, in applying this new policy to a la carte packages such as those already offered by the Company and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to the a la carte package, the package would be treated as if it were a tier of new program services and thus not subject to rate regulation. Approximately 84% of the Company's primary basic subscribers have a la carte offerings which conform to this structure, and thus are not subject to rate regulation. Approximately 16% of the Company's primary basic subscribers have expanded a la carte service offerings, which are subject to the rate settlement described below.

        Several of the Company's systems, along with numerous other cable operators, received specific inquiries from the FCC regarding their implementation of the a la carte method of offering cable services. A proposed resolution of the inquiry based, in part, upon pending basic and cable programming service tier rate complaints in several of the Company's cable systems serving approximately 180,000 subscribers in Los Angeles County, requires the Company to adjust its rates for cable basic and cable programming services tiers and make subscriber refunds. For recent developments in cable programming service tier rate regulations, see "Business - Regulation and Legislation - Cable Television - Federal Regulation" and "Business - Regulation and Legislation - Cable Television - Rates."

        In addition to monthly subscription fees, other sources of revenue for cable operators are the sale of advertising time on locally originated and satellite-delivered programming and revenues from services which offer merchandise for sale to subscribers. Such services compensate cable television systems based upon a percentage of their sales revenue. None of these revenue sources is subject to rate regulation.

        Most of the Company's systems have a capacity of at least 35 channels and all are fully built, except for upgrading, rebuilding and extension of certain systems and continuing construction of cable plant in certain systems to accommodate growth within the Company's franchise areas. As of May 31, 1997, all or certain portions of 45 of the Company's systems, serving an aggregate of approximately 1,050,000 primary basic subscribers, were equipped with addressable decoding converters, which permit the Company to adjust service received by a subscriber without making a service call and serve as a computerized method of controlling the signals decoded and received by subscribers. Such converters also facilitate the Company's ability to sell optional pay-per-view programming.

FRANCHISES

        The Company's cable television systems operate pursuant to non-exclusive franchises issued by governmental authorities. In many cases, a system passes homes in more than one governmental subdivision and, occasionally, more than one state. Generally, under the terms of the Company's franchises, a franchise fee (ranging up to 5% of revenues of the cable system) is payable to the governmental authority. As of May 31, 1997, the Company held 359 franchises with unexpired terms ranging from under one year to over 15 years. These franchises typically contain many conditions, such as standards of service, including number of channels and provision of free service to schools and certain other public institutions, time requirements on commencement and completion of construction, and the maintenance of insurance and indemnity bonds. State and local franchises are in certain respects subject to the requirements of federal regulation under the Cable Communications Policy Act of 1984, the 1992 Cable Act and the 1996 Act. See "Business - Regulation and Legislation - Cable Television
- Federal Regulation."

        Most of the Company's franchises can be terminated prior to their stated expiration by the franchising authority, after due process, for breach of material provisions of the franchise. All franchises are subject to renewal. To date, the Company's franchises have generally been renewed or extended at or effective upon their stated expirations, generally on modified but not unduly burdensome terms. However, as a condition to the renewal of a franchise, some franchising authorities have required improved facilities, increased channel capacity or enhanced services.

        The franchise for the City of Santa Monica, California, serving approximately 23,800 primary basic subscribers as of May 31, 1997, was terminated by the City of Santa Monica effective December 13, 1987, due to alleged violations of the local ordinance with respect to the transfer of the franchise to the Company prior to approval from the local authority. The relevant local authority has not yet enforced this termination and the Company continues to operate this system. The Company and the relevant local authority have agreed that neither party has waived its legal rights as a result of the local authority's failure to enforce the termination of the franchise. The parties are currently negotiating the terms of a new franchise agreement and the Company anticipates concluding an acceptable franchise agreement with the local authority. If, however, such an agreement is not concluded and the local authority seeks to enforce the termination, the Company intends to oppose vigorously such action and termination in an appropriate forum based upon its rights under applicable law.

PROGRAMMING SUPPLIERS

        The Company provides cable network programming to its subscribers pursuant to contracts with program suppliers. The Company generally pays program suppliers a monthly fee per subscriber. The costs to the Company to provide cable programming have increased in recent years and are expected to continue to increase as a result of additional programming being provided to subscribers, increased consumer identification with certain programming permitting suppliers of such programming to charge increased fees, inflationary increases and other factors. See "Business - Regulation and Legislation - Cable Television - Carriage of Broadcast Television Signals."

OTHER TECHNOLOGIES

        Digital. The Company expects to utilize compressed digital video technology, which converts, on average, from ten to 12 analog signals (now used to transmit video) into a digital format and compresses such signals into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set. The implementation of digital technology will significantly enhance the quantity and quality of channel offerings. It is expected that, initially, such digital services will include expanded pay-per-view movies, additional packages of premium services and satellite-delivered channels.

        Cable Modem Services. The Company is presently in the initial deployment stage of high-speed cable modem services. Cable modems are capable of providing access to online information at much faster speeds than conventional modems. The Company expects to expand its deployment of cable modem services throughout fiscal 1998.

COMPETITION

        General. Cable television systems generally compete for viewer attention with the direct reception of broadcast television signals by the viewer's own antenna. The extent of such competition is dependent upon the number and quality of signals available and the alternative services offered by the cable system. A cable system also competes to varying degrees with other communications and entertainment media, including movies, theater and VCRs, and other leisure time activities. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources (see "Business - Regulation and Legislation") and upon high-quality technical performance and customer service.

        Other Technologies. Other technologies supply services that compete with certain services provided by cable television. These technologies include: (i) direct broadcast satellite to home transmission ("DBS"), whereby signals are transmitted by satellite to receiving facilities located on the premises of subscribers; (ii) "wireless cable" including multichannel multipoint distribution system ("MMDS") and similar technologies, which use low-power microwave frequencies to transmit programming over the air to subscribers; (iii) satellite master antenna systems ("SMATV"), which use a satellite earth station to receive signals and then transmit such signals by cable to residences within a given building or complex; (iv) television translator stations, which rebroadcast television broadcast signals at different frequencies at lower power to improve reception; and (v) "low-power" television stations, which have begun operations in certain communities, and may increase the number of free and subscription broadcast television signals in many areas.

        The FCC has implemented regulations to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite-delivered cable programming at competitive costs. The 1996 Act and FCC regulations implementing the 1996 Act preempt certain local restrictions on the use of home satellite dishes and roof-top antennae to receive satellite programming and over-the-air broadcasting services (see "Business - Regulation and Legislation").

        All the foregoing services and technologies have the capacity to deliver multiple channels of video programming and other information to subscribing homes and thus to compete directly with the cable services provided by the Company. Federal law generally prohibits cable operators from owning and operating certain competing technologies, such as SMATV and MMDS, within their franchise service areas. As these technologies and services continue to develop, and because of recent measures by the federal government encouraging such development, as well as the existing regulatory framework, there is expected to be increased competition adversely affecting the business of the Company. In addition, certain provisions of the 1996 Act, such as the change in the definition of a "cable system" so that competitive providers of video services will only be regulated as a cable system if they use public rights-of-way, could materially affect the growth and operation of the cable television industry and the cable services provided by the Company. See "Business Regulation and Legislation - Cable Television - Federal Regulation."

        Non-Exclusive Franchises. Because the Company's systems are operated under non-exclusive franchises, other applicants may obtain franchises in areas where the Company currently has franchises. Franchising authorities may be more likely to grant a second franchise for an area if they anticipate that increased competition will have the effect of reducing rates charged or moderating increases in rates and improving services offered by the franchise holders. In addition, franchising authorities themselves may seek to operate cable systems in competition with private cable operators.

        Applications for competing franchises may be made at any time. It is possible that well-financed businesses, including businesses from outside the cable industry (such as the public utilities which own the facilities to which the cable is attached), may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against the national television networks owning cable systems, and telephone companies may now enter the cable industry, as more fully discussed below.

        Regulation. Pursuant to the 1996 Act, local telephone companies, including the Regional Bell Operating Companies, which were previously barred from the ownership and operation of cable systems in their service areas, are now permitted to enter the cable television business. Local telephone companies may obtain a local franchise and provide cable television service in direct competition with cable operators. Alternatively, telephone companies may utilize a concept called open video systems ("OVS") whereby telephone companies will be able to become FCC-certified to offer channel capacity to third parties and to offer video programming directly on up to one-third of the system's capacity. An OVS operator will not have to obtain a local franchise, nor will it be subject to rate regulation, but it will have to abide by a number of the rules that govern cable operators.

        The 1996 Act also provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television), notwithstanding the Public Utility Holding Company Act of 1935, as amended. Because of their substantial resources, telephone companies and utilities could be formidable competitors to traditional cable systems, and several have begun offering cable service.

        Other new technologies, including Internet-based services, may become competitive with services that cable communications systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. Local exchange carriers ("LECs") and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. See "Business - Wireless Telephone - Competition."

        Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry or on the operations of the Company.

                               WIRELESS TELEPHONE

        The Company has a common stock interest of approximately 32% and, through ownership of shares of a class of Common Stock which has disproportionate votes per share (15 votes per share), a voting interest in Centennial of approximately 74%. The Company also provides management services to Centennial. Solely as a result of the Company's controlling interest in the voting power of Centennial, the operations of Centennial are consolidated with those of the Company for financial reporting purposes only. The market value of the Company's interest in Centennial, based solely on the equivalent number of publicly traded shares of Class A Common Stock of Centennial, was $121,485,406 on May 31, 1997. At May 31, 1997, Citizens Utilities owned 1,982,294 shares of Class B Common Stock of Centennial and 102,187 shares of Convertible Redeemable Preferred Stock of Centennial. As a result of its ownership of securities of Centennial and in accordance with an agreement with Citizens Utilities, the Company has the ability to nominate at least a majority and elect all the directors of Centennial. The Company has agreed to vote for one director to be nominated by Citizens Utilities.

        Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. It was organized in 1988. Centennial operates its wireless telephone systems located in the continental United States (the "Domestic Wireless Telephone Systems") pursuant to 29 cellular licenses which it owns, and operates its developing PCS telephone system located in the Commonwealth of Puerto Rico (the "Puerto Rico Wireless Telephone System") pursuant to a PCS license which it owns. Centennial also plans to participate in a full range of telecommunications services in Puerto Rico including wireless PCS, competitive local exchange and alternative access in Puerto Rico. Centennial's current wireless interests represent markets that cover approximately 10.1 million Net Pops. Approximately 6.5 million of these Net Pops are represented by Centennial's Domestic Wireless Telephone Systems. Approximately 5.4 million of these Net Pops are represented by interests in those Domestic Wireless Telephone Systems that Centennial owns and operates. The balance of approximately 1.1 million Net Pops of the Domestic Wireless Telephone Systems represents minority interests in limited partnerships, controlled by other parties, that own wireless telephone systems that primarily serve the Sacramento Valley and the San Francisco Bay area in California ("Investment Interests"). The balance of approximately 3.6 million Net Pops represents Centennial's Puerto Rico Wireless Telephone System.

THE WIRELESS SYSTEMS

        Centennial's wireless telephone systems, which include systems utilizing both cellular and PCS licenses, provide communications services to vehicle-installed ("mobile"), ready-to-carry ("transportable") and hand-held ("portable") wireless telephones. Wireless telephone systems are designed to allow for mobility of the subscriber. In addition to mobility, wireless telephone systems provide access through system interconnections to local and long distance telecommunications networks and offer other ancillary services such as voice mail, call waiting, call forwarding and conference calling. These communications services can be integrated with a variety of competing and complementary networks. The wireless system operator has a traffic interchange agreement with, and pays a fee to, the local wireline telephone company so that calls may be placed from a mobile unit to a conventional telephone. The amounts paid under these agreements are subject to negotiation and vary from system to system. The rates, terms and conditions of these agreements may be subject to state and FCC regulation. See "Business Regulation and Legislation - Wireless Telephone - Federal Regulation."

        As used in this Annual Report on Form 10-K, "Pops" means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce, and "Net Pops" means a market's Pops multiplied by the percentage interest that Centennial owns in an entity licensed by the FCC to construct or operate a cellular telephone system (or to provide
PCS) in that market.

        The chart below sets forth certain information about the Domestic Wireless Telephone Systems, the Puerto Rico Wireless Telephone System and the Investment Interests as of August 13, 1997.

                                                 Pops          Net Pops
                                                 ----          --------
Domestic Wireless Telephone Systems
      Michiana Cluster                         3,327,800       3,261,300
      East Texas/Louisiana Cluster             1,950,600       1,928,000
      Southwestern Cluster                       230,000         230,000
                                              ----------       ---------
Total Domestic Wireless Telephone
Systems                                        5,508,400       5,419,300
                                              ----------       ---------
Puerto Rico Wireless Telephone
System                                         3,600,000       3,600,000
                                              ----------       ---------
Investment Interests*                         10,776,800       1,100,800
                                              ----------       ---------
Total Domestic Wireless Telephone
Systems, Puerto Rico Wireless
Telephone System and Investments
Interests                                     19,885,200      10,120,100
                                              ==========      ==========

---------------------------

* Centennial has determined to pursue a strategy to sell or otherwise dispose of its Investment Interests. Centennial has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes that the fair market value exceeds the net book value of the recorded assets.

        As of May 31, 1997, Centennial's Domestic and Puerto Rico Wireless Telephone Systems had 203,900 subscribers in the markets listed above and for each of fiscal 1996, 1995, 1994 and 1993, Centennial had 135,000, 85,920, 49,040
and 33,600 subscribers, respectively, in such markets. At May 31, 1997, Centennial's pro rata share of subscribers relating to the Investment Interests was approximately 105,000.

        All of Centennial's systems are currently operational. A system is deemed operational when it has met the FCC's requirements for an operating license and has received an FCC license to commence operations.

        Puerto Rico Wireless Telephone System; Other Telecommunications Services. Centennial has commenced the design, construction and operation of its developing Puerto Rico Wireless Telephone System. Centennial has substantially completed installation of the initial system. Centennial was the successful bidder for one of two MTA licenses to provide broadband PCS services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands and the FCC granted the 30 Mhz Block B broadband PCS license for the Puerto Rico-Virgin Islands MTA to Centennial in fiscal 1996. The licensed area represents approximately 3.6 million Net Pops.

        Centennial currently estimates that the total cost of the acquisition and build out of the infrastructure of the PCS system will be approximately $150 million in the aggregate (including a license fee that Centennial has paid of approximately $55 million). Of this budgeted amount, Centennial has incurred costs of approximately $69 million related to equipment and installation through fiscal year 1997 and anticipates expending approximately $26 million to complete the buildout through fiscal 1999.

        Centennial also plans to participate in the intra-island and interstate telecommunications market in Puerto Rico as a service provider pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial in December 1994, as amended in July 1996, by the Public Service Commission of the Commonwealth of Puerto Rico for intra-island service.

CENTENNIAL ACQUISITIONS

        On September 12, 1996, Centennial acquired 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA for approximately $35 million in cash. The Benton Harbor market represents approximately 161,400 Net Pops.

COMPETITION

        The FCC grants two 25 MHz licenses to operate cellular telephone systems in each of 306 Metropolitan Statistical Areas ("MSAs") and in each of 428 Rural Statistical Areas ("RSAs"). The FCC also grants two 30 MHz licenses to operate broadband PCS systems in each of 51 defined Major Trading Areas ("MTAs") and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas ("BTAs") which are component parts of MTAs. The Domestic Wireless Telephone Systems and the systems in which Centennial has Investment Interests compete directly with the other wireless licensees in each market on the basis of quality, price, area served, services offered and responsiveness of customer service. Centennial also may be placed at a competitive disadvantage with the other licensees in a market if such licensees provide wireless telephone service in adjacent markets.

        It is uncertain what effect PCS will have on Centennial's wireless operations. The FCC revised its rules to state explicitly that cellular licensees may provide any PCS-type services on their channels without prior notification to the FCC. Management of Centennial believes that technological advances in present cellular telephone technology, including the use of digital technology, in conjunction with buildout of the present cellular systems throughout the nation with cell splitting and microcell technology, will provide essentially the same services as the services that PCS providers are expected to provide, but there can be no assurance that this will happen.

        Many of Centennial's competitors are larger and may have access to more substantial financial resources than Centennial. These competitors include Regional Bell Operating Companies, large independent telephone companies and AT&T Wireless, among others.

        Centennial's Puerto Rico Wireless Telephone System faces primary competition from the incumbent wireless telephone licensees in Puerto Rico, which include the Puerto Rico Telephone Company ("PRTC"), an entity owned by the Commonwealth of Puerto Rico, and Corecom Inc., a publicly held company.

        In addition to competition from cellular and broadband PCS licensees, Centennial faces competition from other current technologies, including enhanced SMR systems, narrowband PCS systems, satellite-based mobile telephony and conventional landline telephone service. Regional and nationwide one-way paging service also may be a competitive alternative adequate for those who do not need a two-way service or may reduce wireless telephone usage among subscribers to both cellular and paging services.

        Technological advances in the communications field continue to occur which make it difficult to predict the extent of additional future competition for wireless systems, but it is certain that in the future there will be more potential substitutes for Centennial's current wireless technology. There can be no assurance that Centennial will not face significant future competition or that Centennial's current wireless technology will not eventually become obsolete.

        Potential Conflicts of Interest and Competition. Substantially all of the Company's current wireless operations and investments are conducted or held by Centennial. Although exceptions are permitted by the Conflicts/Non-Compete Agreement described below, the Company has indicated to Centennial that it intends to conduct all its wireless telephone operations through Centennial, subject to FCC restrictions. Citizens has agreed with the Company and Centennial that Citizens will conduct all its wireless telephone operations through Centennial, except in areas where Citizens operates or acquires landline telephone systems and areas contiguous thereto. There can be no assurance that Centennial will not lose any material expansion opportunities as a result of such exception or any conflicts that may exist between the interests of Citizens and Centennial.

        The Company, Centennial and Citizens have entered into a Conflicts/Non-Compete Agreement. Pursuant to such agreement, except as described below, neither the Company nor Citizens may compete with Centennial in the acquisition of cellular telephone businesses or ownership interests therein, and Centennial will have the first opportunity to purchase any cellular telephone business or ownership interests therein that may be presented to Citizens or the Company. Citizens has no obligation to present any such business opportunity to Centennial if the business under consideration is located in or is contiguous to an area in which Citizens (or a subsidiary or affiliate at least 50% owned by Citizens) owns or operates a landline telephone operation.

                            AUSTRALIAN PAY TELEVISION

GENERAL

        Since fiscal 1994, the Company has invested, through a wholly owned subsidiary, approximately $148 million in the pay television industry in Australia, including approximately $126 million in East Coast Pay Television Pty Limited (together with its wholly owned subsidiaries, "ECT"), a corporation organized under the laws of New South Wales, Australia. Through a wholly owned subsidiary, the Company also entered into a programming joint venture, XYZ Entertainment Pty Limited ("XYZ"), a corporation organized under the laws of New South Wales, Australia, in which it has a net 25% interest. The Company is pursuing a strategy to sell its Australian interests and is currently in discussion with investment advisors with respect thereto (See Note 3 to consolidated financial statements).

DESCRIPTION OF AUSTRALIAN INTERESTS

        ECT owns Satellite Subscription Broadcast License A, described below ("License "A"), one of three such licenses that were permitted to be granted by Australian authorities prior to July 1997. From and after July 1997, more than three such licenses may be granted; as of August 15, 1997, only three such licenses have been granted. The license allows for direct-to-home ("DTH") satellite television broadcasting and allows ECT to offer four channels of programming via DTH. Australis Media Limited ("Australis"), another pay television company in Australia, owns Satellite Subscription Broadcast License B ("License "B"), the second of the three licenses currently in use for DTH services, allowing for the DTH broadcast of four channels of programming. ECT and Australis have entered into agreements pursuant to which ECT may offer its four License A channels for distribution individually or as part of a combined package with License B programming in a package of services known as the Galaxy Package. It was contemplated that the Galaxy Package be distributed by Australis through DTH and MMDS in the six largest capital cities in Australia (as well as Western Australia) and in distinct regional areas outside the capital cities by its franchisees. Arrangements were also made for the distribution of the License A package throughout Australia via cable pursuant to a long-term agreement with FOXTEL (a competitive cable television provider and owner of a cable television network).

        ECT, Australis and Australis' other franchisee have acquired control of substantially all of the currently issued licenses which can be used for transmission of pay television programming via MMDS in Australia. ECT owns or controls all of the currently issued licenses which entitle it to transmit pay television programming via MMDS in regions covering approximately 755,000 households in Coastal New South Wales and all of Tasmania (including Wollongong, Hobart and Newcastle, Australia and surrounding areas) (the "ECT Franchise Areas"). ECT has entered into a franchise agreement with Australis (the "Franchise Agreement") pursuant to which it has the exclusive right (and is obligated) for at least a 15-year period (with an option to renew for an additional ten years) to deliver in each of the ECT Franchise Areas any subscription broadcast service supplied by Australis, including the Galaxy Package.

        Programming for the License A package is provided by XYZ. The other participants in XYZ are United International Holdings, a leading international provider of pay television services, and FOXTEL.

        Pursuant to an agreement between ECT and Australis (the "IUA"), ECT has a contractual right to maintain, at ECT's option, up to a 25% interest (a percentage based on the aggregate capital originally invested by each party) in the accumulated revenues net of certain associated expenses of Australis with respect to all of its pay television services, referred to in the IUA as the adjusted infrastructure net cash flow ("AINCF"). The extent of ECT's participation in the AINCF is conditioned upon its contribution to certain of Australis' costs in connection with its operations (the "IUA Costs"). Australis has asserted that as of January 1996, ECT's participation in the AINCF has decreased (from 25% to 13.4% and possibly to 10% at May 31, 1996 due to ECT's failure to contribute funds for IUA Costs (approximately Australian $136 million) which assertion ECT has contested. Although it is likely that the total amount of IUA Costs has increased since May 31, 1996, Australis has not made any further assertions with respect to further funds owed by ECT. There can be no assurance that this dispute will be resolved. See "Business - Australian Pay Television - Dependence on Australis; Weak Financial Position of Australis; Disputes with Australis."

DEPENDENCE ON AUSTRALIS; WEAK FINANCIAL POSITION OF AUSTRALIS;
DISPUTES WITH AUSTRALIS

        ECT is dependent on the efforts of Australis in the pay television industry in Australia. The Company has become aware that Australis' financial position has significantly deteriorated to the point where its ability to continue as a going concern is in doubt. ECT's financial position (and, as a result, the Company's investment in ECT) may be materially and adversely affected if Australis were to become insolvent. ECT's pay television subscriber business is dependent on acceptance of the Galaxy Package as a well-known national product, as well as the infrastructure established by Australis, including the national marketing and subscriber management service.

        The Company is currently unable to predict the ultimate resolution of these matters. The remaining net book value of its investments in the various aspects of Australian pay television aggregated approximately $24 million at May 31, 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company will continue to assess the potential impact of the above noted matters on its interests in its Australian pay television businesses.

                           REGULATION AND LEGISLATION

CABLE TELEVISION

        General. The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect the Company and the cable television industry.

        Federal Statutory Laws. The principal federal statute governing cable television is the Communications Act of 1934, as amended. Amendments in 1984 and 1992 and amendments in 1996 (codified as the 1996 Act) have had particular impact on the way in which cable systems are regulated. The 1984 and 1992 amendments added significantly to the regulatory burdens of cable operators, particularly in the areas of (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility; (xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services.

        The 1996 Act, enacted into law in February 1996, substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates.

        Federal Regulation. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated extensive regulations covering such areas as the regulation of cable service rates in areas where cable television systems are not subject to effective competition, cross-ownership between cable television systems and certain other communications businesses, carriage of television broadcast programming, ownership of inside wiring, programming agreements, programmer access to cable channels, signal leakage and frequency use, technical standards and performance, consumer protection and customer service, indecent programs, parental control devices, origination cablecasting, consumer electronics equipment compatibility, sponsorship identification, equal employment opportunity, children's programming, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

        Rates. Under federal law, nearly all cable television systems are subject to local rate regulation of basic service. Franchising authorities are empowered under the law to ensure that basic cable rates are reasonable and that rates for installation of cable service, converter boxes and additional outlets are based on actual costs. In addition, the FCC is required to review rates for nonbasic service tiers (other than per-channel or per-program services) under certain circumstances. The FCC also is authorized to impose restrictions on the retiering and rearrangement of cable services under certain circumstances. Local franchising authorities and/or the FCC are empowered to limit future rate increases and to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required.

        The 1996 Act eliminates regulation of rates for nonbasic service tiers for all cable operators as of March 31, 1999. In the interim, regulation of rates for nonbasic service tiers can only be triggered if a franchising authority complaint based on more than one subscriber complaint is made with the FCC within 90 days after a rate increase. These 1996 Act provisions should materially alter the applicability of FCC rate regulations previously adopted.

        Although rates for video programming offered on a per channel or a per program basis are not regulated, cable operators must permit customers to purchase such programming without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that lack such technical capability is only available until a cable system obtains the capability, but not later than December 2002.

        Carriage of Broadcast Television Signals. Commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, must elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system must negotiate for "retransmission consent" to carry the station. Local noncommercial television stations also are given similar mandatory carriage rights, but are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems must obtain retransmission consent for the carriage of all commercial broadcast stations, except for certain "superstations."

        Franchise Fees. Although franchising authorities may impose franchise fees, such payments cannot exceed five percent of a cable system's annual gross revenues from cable services. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments.

        Renewal of Franchises. Renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal have been established by federal law governing the cable television industry. These procedures can provide substantial protection to incumbent franchisees, although renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

        Channel Set-Asides. Under federal law, local franchising authorities may require cable operators to set aside certain channels for public, educational and governmental access programming. Further, cable television systems with 36 or more activated channels must designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. Leased access rates must be set according to a formula determined by the FCC.

        Competing Franchises. Franchising authorities are prohibited from unreasonably refusing to grant franchises to competing cable television systems. Franchising authorities are permitted to operate their own cable television systems without franchises.

        Ownership Restrictions and Market Entry. The 1996 Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. This allows LECs, including the Regional Bell Operating Companies, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

        The 1996 Act also provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utility Holding Company Act of 1935, as amended. Because of their resources, utilities could be formidable competitors to traditional cable systems.

        The 1996 Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Act also eliminates the three year holding period previously required under a statutory provision regarding "anti-trafficking." The present federal regulatory scheme leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. However, the FCC has adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

        FCC rules preclude a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

        Cable Entry Into Telecommunications. The 1996 Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that local franchising authorities ("LFAs") may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. However, many of the specific terms and conditions for such interconnection will remain uncertain until they are resolved by the courts, the FCC and state regulatory commissions.

        Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers.

        Technical Requirements. The FCC has adopted technical standards for cable television, and local franchising authorities are prohibited from adopting standards which are in conflict with or more restrictive than those established by the FCC. Cable systems must also limit signal leakage to prevent harmful interference with aeronautical navigation and safety radio services.

        Pole Attachments. The FCC currently regulates the rates, terms and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate such rates, terms and conditions. Under the 1996 Act, investor-owned utilities must make poles and conduits available to cable systems under delineated terms. Electric utilities are given the right to deny access to particular poles on a nondiscriminatory basis for lack of capacity, safety, reliability, and generally accepted engineering reasons. The current method for determining attachment rates charged by telephone and utility companies will continue for five years. However, the 1996 Act directs the FCC to establish a new formula for the rental rate for poles used by cable operators who provide "telecommunications services" which will result in higher pole rental rates for such cable operators. Any increases pursuant to this formula may not begin for five years and will be phased-in in equal increments over years five through ten. This new FCC formula does not apply in states which certify they regulate pole rents, nor will it apply to cable operators who provide only traditional cable services.

        Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

        Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. Copyrighted music performed by cable systems themselves on local origination channels, in advertisements inserted locally on cable networks, et cetera, also must be licensed.

        State and Local Regulation. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

        Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although federal law provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Under the existing federal regulatory scheme, there are certain limitations on a franchising authority's ability to control the operation of a cable system operator. However, exclusive franchises are prohibited and franchising authorities are permitted to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. Federal law also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems.

Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

        In addition to the foregoing, other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals that could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time. Moreover, changes in the regulatory and legislative environment are constantly occurring. The Company cannot predict the effect that ongoing or future developments may have on the cable television industry generally or the Company specifically.

WIRELESS TELEPHONE

        Federal Regulation. Pursuant to the Communications Act, the cellular, PCS, paging, conventional mobile telephone systems and SMR systems operated by Centennial are licensed and regulated by the FCC as Commercial Mobile Radio Service ("CMRS") facilities. The FCC limits entities to a total of 45 MHz of licensed CMRS spectrum in any given market area.

        Cellular and PCS licenses are granted for a term of up to ten years, after which they must be renewed. Licenses may be revoked and license renewal applications denied for cause. It is possible that there may be competition for a license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC's rules provide for a significant renewal preference to a cellular and PCS licensee that has used its spectrum for its intended purpose and complied with FCC regulations and the federal communications statutes.

        The FCC's rules prohibit cellular telephone and broadband PCS licensees from imposing restrictions on the resale of wireless service by parties who purchase blocks of telephone numbers from an operational system and then resell them to the public. This prohibition expires for wireless licensees five years after the date that the last group of initial PCS licenses are granted.

        The FCC also regulates a number of other aspects of the operation and ownership of CMRS systems. There can be no assurance that any FCC requirements currently applicable to Centennial's CMRS systems will not be changed in the future.

        State and Local Regulation. Following the grant of an FCC construction permit to an applicant, and prior to the commencement of commercial service (and prior to construction in certain states), the holder of the permit may have to obtain certain approvals from the appropriate regulatory bodies in the jurisdictions in which it will offer CMRS service. At present, none of the states in which Centennial's CMRS operations are located may regulate the entry of CMRS providers or the rates charged for CMRS service. However, they can regulate other terms and conditions of service.

        The siting and construction of the CMRS facilities, including transmitter towers, antennas and equipment shelters may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a construction permit must obtain all necessary zoning and building permit approvals for the transmitter sites and MTSO locations.

        Recent Federal and State Legislation. The 1996 Act contains significant provisions aimed, in part, at opening local telecommunications markets to competition. These provisions govern, among other telecommunications matters, the removal of market-entry barriers and impose on incumbent LECs duties to negotiate, in good faith, interconnection agreements and provide under reasonable and nondiscriminatory terms interconnection for exchange services and access to unbundled network elements at any technically feasible point within the carrier's network. The 1996 Act also provides for the development of competitive markets through such provisions governing resale, number portability, dialing parity, access to right-of-ways and numbering administration.

        The overall impact of the 1996 Act on the business of Centennial is unclear and will likely remain so for the foreseeable future. Centennial may benefit from reduced costs in acquiring required communications services, such as LEC interconnection. However, other provisions of the 1996 Act relating to interconnection, telephone number portability, equal access and resale could subject Centennial to increased competition.

        Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996 (the "Puerto Rico Act"), purports to open the Puerto Rico telecommunications market to competition and, among other things, it establishes the Puerto Rico Telecommunications Regulatory Board (the "Board") which has been given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers. On December 11, 1996, the Board assumed jurisdiction over all intra-island telecommunications matters.

        FCC and State Proceedings. The 1996 Act imposes interconnection obligations on all telecommunications carriers in order to facilitate the entry of new telecommunications providers. This requirement has the potential of realizing benefits for Centennial's cellular, PCS and other telecommunications businesses. In August 1996, the FCC issued comprehensive rules regarding the introduction of competition into the local telephone market. These rules address most aspects of the provision of competitive local telephony services from both facilities-based and non-facilities-based competitors and address the process by which potential competitors negotiate with incumbent telephone companies for interconnection, the facilities that must be available for interconnection, the use of components of the incumbents' networks, the resale of services of others, and the pricing of interconnection and other services and facilities used for offering competitive local telephone services. The rules also provide that incumbent LECs must begin paying Centennial and other wireless providers immediately for terminating landline-originated traffic on the wireless facilities. On appeal, the U.S. Court of Appeals for the Eighth Circuit overturned several of the FCC's rules, the most important of which were the pricing rules. The FCC is expected to seek review of this decision from the Supreme Court.

        Decisions related to universal service and access charge reform have also been released by the FCC. These decisions have been appealed.

        Centennial has filed a Petition for Declaratory Ruling and Preemption with the FCC in which it seeks a ruling that the regulatory approach as well as certain provisions of the Puerto Rico Act are preempted pursuant to Sections 253(a) and 332(c) of the Communications Act because they are inconsistent with the pro-competition language and/or objectives of the 1996 Act, constitute impermissible barriers to the entry of local telecommunications competition and/or constitute impermissible regulation of CMRS entry or rates. Several other entities subsequently filed similar petitions with the FCC. This matter is currently pending.

        On December 26, 1996, Centennial, on behalf of its PCS subsidiary, filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of Centennial's PCS network with PRTC's landline telephone network. On January 21, 1997, Centennial filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of Centennial's fiber optic network with PRTC's landline telephone network. The two petitions were substantially consolidated by the arbitrator and after several sessions with the arbitrator and PRTC, Centennial's PCS subsidiary successfully negotiated interconnection agreements with PRTC covering most of the unresolved issues. Those agreements, which reflect considerably lower interconnection rates than those PRTC had been charging, have been approved by the Board and are currently in effect.

AUSTRALIAN PAY TELEVISION

        Australia. Australia is a Federal jurisdiction. The provision of subscription television services is regulated by the Federal Government under various Commonwealth statutes. In addition, State and Territory laws, including environmental and consumer contract legislation, may impact on the construction and maintenance of a transmission system for subscription television services, and the content of those services, as well as on various aspects of the subscription television business itself.

        The Australian regulatory framework distinguishes between the regulation of the content of subscription television services themselves and the regulation of the facilities used to transmit those services.

        The transmission facilities used to provide services are principally regulated by the Radiocommunications Act 1992 ("RCA") and the Telecommunications Act 1991 ("TCA"). The RCA, which commenced on July 1, 1993, regulates the use of the radio frequency spectrum, including the use of MMDS transmission and the spectrum used by satellite operations. The TCA, which commenced on July 1, 1991, regulates the provision of telecommunications services including certain aspects of carrier operated satellites.

        The majority of the major city MMDS licenses held by ECT expire in 1999 while the majority of MMDS licenses held by ECT for regional areas expire in 2000. If renewed, an MMDS license will remain in force, unless canceled or suspended on an earlier date, for the period specified in the MMDS license, which may be a period of up to five years.

        The Company's ability to sell or transfer its Australian interests is limited by the Australian regulatory framework which contains various limitations on foreign ownership. The Broadcasting Services Act of 1992 prohibits ownership of company interests, as defined, by foreign persons with respect to Subscription Television Broadcast licensees. Additionally, the Foreign Acquisitions and Takeovers Act 1975 ("FATA") requires notification to and approval of the Australian Treasurer before a foreign natural person or corporation may hold a substantial interest in any Australian corporation. A person is taken to hold a "substantial interest": (a) in a corporation, if the person, alone or together with any associates (as defined in the FATA), is in a position to control not less than 15% of the voting power in the corporation or holds interest in not less than 15% of the issued shares in the corporation; or
(b) in a trust estate, if the person alone or together with any associates (as defined), holds a beneficial interest in not less than 15% of the corpus or income of the trust estate.

                                    EMPLOYEES

        At May 31, 1997, the Company had approximately 3,930 employees. Certain of the employees of 12 of its cable systems, including three of its largest systems, are represented by unions. The Company considers its relations with its employees to be good.

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

        With respect to Centennial's wireless systems, Centennial owns or leases sales and administrative offices and sites for the MTSOs and cell sites. Centennial also leases office space at 1305 and 1325 Campus Parkway, Neptune, New Jersey where it has its principal corporate office. Cell sites typically include a tower and transmitting, receiving and signaling equipment and are connected by landline, microwave or other means to the systems' computers in the MTSO.

        As of May 31, 1997, the Company leases approximately 35,000 square feet of office space at 50 Locust Avenue, New Canaan, Connecticut, where it has its corporate headquarters, pursuant to a newly renegotiated lease which expires December 31, 2004 and provides for two five-year renewal terms. The monthly rental payments pursuant to the lease are approximately $68,000.

        With respect to the property owned by the Company or Centennial, the Company is of the opinion that it or Centennial, as the case may be, has generally satisfactory title to such properties used in their respective businesses, subject to the liens for current taxes and liens incident to minor encumbrances. In addition, the Company considers the properties owned and leased by it and Centennial to be suitable and adequate for the conduct of their respective business operations in the future.

ITEM 3. LEGAL PROCEEDINGS.

        There were no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a part of or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of the Company's shareholders during the fiscal quarter ended May 31, 1997.

                                      * * *

                       EXECUTIVE OFFICERS OF THE COMPANY

        The names, ages and positions of all the executive officers of the Company as of May 31, 1997 are listed below along with their business experience during the past five years. Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected and, except as otherwise indicated below, there are no family relationships between any executive officers or any directors of the Company.

        LEONARD TOW, 69, has been Chairman of the Board of the Company since October 1989. He has also been a director and the Chief Executive Officer of the Company since its incorporation in December 1985, and of Century Texas from the date of its organization in 1973 through December 1985. He was Chief Financial Officer of the Company until December 1996. He also served as President and Chief Operating Officer of the Company from December 1985 to October 1989, and as President of Century Texas from 1973 through December 1985. Mr. Tow has been active in the cable television industry for approximately 30 years. He has also served as Chairman of the Board of Citizens Utilities since June 1990, as Chief Executive Officer of Citizens Utilities since July 1, 1990, and as a director of Citizens Utilities since April 1989. Mr. Tow holds a Ph.D. from Columbia University and is the husband of Claire L. Tow.

        BERNARD P. GALLAGHER, 50, has been a director of the Company since October 1990 and has been President and Chief Operating Officer of the Company since October 1989. Mr. Gallagher has also been Chairman of the Board and Chief Executive Officer of Centennial since August 1991 and has been a director of Centennial since March 1991. From February 1990 to August 1991, Mr. Gallagher was President and Chief Operating Officer of Centennial. From 1979 to October 1989, Mr. Gallagher served in various financial and executive capacities at Comcast Corporation, a cable and cellular company, and its subsidiaries, including Vice President and Treasurer from November 1984 to October 1989.

        MICHAEL G. HARRIS, 51, has been Senior Vice President - Engineering of the Company since June 1991, and was Vice President, Engineering of the Company from 1982 to June 1991. He was Director of Engineering of Century Texas from 1973 to 1982 and Vice President, Engineering of Century Texas from 1982 to December 1985. Mr. Harris has also been Senior Vice President, Engineering of Centennial Cellular since August 1991, and was Vice President, Engineering of Centennial from the date of its incorporation in 1988 to August 1991.

        SCOTT N. SCHNEIDER, 39, has been a director of the Company since October 1994. Mr. Schneider has been Chief Financial Officer of the Company since December 1996, Senior Vice President and Treasurer of the Company since June 1991, and has been an Assistant Secretary of the Company since October 1986. He was a Vice President of the Company from October 1986 to June 1991 and was Controller of the Company from December 1985 to June 1991. He was Controller of Century Texas from December 1982 to December 1985. Mr. Schneider has also been a director and Senior Vice President, Chief Financial Officer and Treasurer of Centennial since August 1991. He was a Vice President and Controller of Centennial from the date of its incorporation in 1988 to August 1991.

        DANIEL E. GOLD, 61, has been a Senior Vice President of the Company and President of the Century Cable Television Division of the Company since February 1995. From July 1994 to January 1995, he was Chief Executive Officer of the American Society of Composers, Authors and Publishers. Mr. Gold was Senior Vice President, Operations, of the Century Cable Television Division of the Company from 1991 to June 1994. Mr. Gold was President and Chief Executive Officer of the eight television station group of Knight Ridder Broadcasting Company from 1985 to 1990, and was President and Chief Operating Officer of Comcast Corporation from 1980 to 1985. Between 1960 and 1980, Mr. Gold held a variety of positions in the areas of government, law and broadcasting.

        CLAIRE L. TOW, 66, has been Senior Vice President and a director of the Company since February 1988. She has been involved in the operations of the Company since its incorporation and with Century Texas since its incorporation. Mrs. Tow is the wife of Leonard Tow.

        DAVID Z. ROSENSWEIG, 71, has been a director and the Secretary of the Company since its incorporation in December 1985 and of Century Texas from 1982 to December 1985. Mr. Rosensweig has also been a director and Secretary of Centennial since its incorporation in 1988. He has been a member of the New York law firm of Leavy Rosensweig & Hyman since May 1987, which acts as general counsel to the Company and Centennial.

        ROBERT J. LARSON, 38, has been Vice President - Controller of the Company since October 1994, was Controller of the Company from June 26, 1991 to 1994 and was Assistant Controller from 1989 to June 25, 1991. Mr. Larson has been Vice President - Accounting and Administration of Centennial since March 1995 and was Vice President - Controller of Centennial from October 1994 to March 1995, Controller of Centennial from 1990 to October 1994, and was Assistant Controller of Centennial from 1989 to 1990. Prior to joining the Company and Centennial, Mr. Larson was a manager with Touche Ross & Co., a predecessor firm of Deloitte & Touche LLP.

        CLIFFORD A. BAIL, 42, has been Vice President-Legal Affairs and Corporate Counsel of the Company since January 1997. Mr. Bail has also been Vice President - Legal Affairs and Corporate Counsel of Centennial since January 1997. From 1992 to 1996, Mr. Bail was a member of the law firm of Leavy Rosensweig & Hyman, which acts as general counsel to the Company and Centennial.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

        The Class A Common Stock commenced trading on The Nasdaq Stock Market ("Nasdaq") under the symbol CTYA on January 5, 1995. Prior to such date, the Class A Common Stock was traded on the American Stock Exchange. There is no established public market for the Class B Common Stock. The table set forth below lists the high and low sale prices for the Class A Common Stock reported on Nasdaq for the calendar quarters indicated.

      1995                                        High                Low
      ----                                        ------              ----
      First Quarter..............                 10 1/8              7 1/4
      Second Quarter.............                 10 1/8              7 5/8
      Third Quarter..............                 10 1/2              8 5/8
      Fourth Quarter.............                 10 3/8              7 3/4

      1996

      First Quarter..............                 10 1/8              7 1/2
      Second Quarter.............                 10 1/8              8 1/4
      Third Quarter..............                  8 7/8              6 1/8
      Fourth Quarter.............                  7 5/8              5 1/8

      1997

      First Quarter..............                  6 1/4              3 7/8
      Second Quarter.............                  7 1/8              3 5/8
      Third Quarter (through August 13)            7 3/8              5 1/8


        On August 13, 1997, the last sale price of the Class A Common Stock, as reported on Nasdaq, was $6.50 per share. At August 13, 1997, there were approximately 1,140 holders of record of shares of Class A Common Stock and 4 holders of record of shares of Class B Common Stock.

DIVIDEND POLICY

        The Company has never paid a cash dividend on its common stock. The Company is currently restricted from paying cash dividends by certain of its debt instruments. Its ability to do so is further limited by provisions of credit agreements entered into by certain of its subsidiaries that limit the amount of cash that may be upstreamed to the Company.

        If all cumulative dividends shall have been paid as declared or set apart for payment upon shares of Preferred Stock then outstanding, if any, holders of shares of Class A Common Stock and Class B Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors out of funds legally available for such purpose. No dividend may be declared or paid in cash or property on any share of Class B Common Stock, however, unless simultaneously the same dividend is paid on each share of

Class A Common Stock. Dividends can be declared and paid on shares of Class A Common Stock without being declared and paid on the shares of Class B Common Stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock).

ITEM 6. SELECTED FINANCIAL DATA.

        The selected consolidated financial data set forth below for the five years ended May 31, 1997 have been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                           YEAR ENDED MAY 31,
                                                           -------------------
                                  1997             1996            1995            1994            1993
                              -------------     -----------     -----------     -----------     -----------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenues                         $ 643,490       $ 495,274       $ 416,687       $ 374,599       $ 345,131
                              -------------     -----------     -----------     -----------     -----------
Cost of services                   139,017         108,403         103,673          83,132          80,715
Selling, general and
  administrative                   166,362         119,779         110,381          82,368          71,027
Regulatory restructuring                --              --           4,000              --              --
charge
Depreciation and                   261,778         216,777         171,931         151,296         138,547
amortization
Write-down of Australian            40,000          10,000              --              --              --
assets
Australian expenses                 30,562          24,067              --              --              --
                              -------------     -----------     -----------     -----------     -----------
                                   637,719         479,026         389,985         316,796         290,289
                              -------------     -----------     -----------     -----------     -----------
Operating income                     5,771          16,248          26,702          57,803          54,842
Interest expense                   200,743         172,215         139,001         121,698         112,294
Other (income) expense             (14,570)        (11,107)         (2,270)         (3,645)          5,218
                              --------------    -----------     -----------     -----------     -----------
Loss before income tax
benefit
  minority interest               (180,402)       (144,860)       (110,029)        (60,250)        (62,670)
  and extraordinary item
Income tax benefit                 (30,658)        (34,326)         (8,061)         (5,633)        (12,401)
                              -------------     -----------     -----------     -----------     -----------
Loss before minority
interest                          (149,744)       (110,534)       (101,968)        (54,617)        (50,269)
  and extraordinary item
Minority interest in loss of
  subsidiaries                      15,451           8,417          19,343          12,690          12,478
                              -------------     -----------     -----------     -----------     -----------
Loss before extraordinary         (134,293)       (102,117)        (82,625)        (41,927)        (37,791)
item
  Extraordinary item-loss on
    early retirement of
debt, net                           (7,582)             --              --              --              --
                              -------------     -----------     -----------     -----------     -----------
Net loss                         $(141,875)      $(102,117)      $ (82,625)      $ (41,927)      $ (37,791)
                              =============     ===========     ===========     ===========     ===========
Dividend on  subsidiary
convertible redeemable
preferred stock                    $ 4,850       $   4,256       $   4,419       $   5,838       $   5,883
                              =============     ===========     ===========     ===========     ===========
Loss applicable to common
  shares                         $(146,725)      $(106,373)      $ (87,044)      $ (47,765)      $ (43,674)
                              =============     ===========     ===========     ===========     ===========
Loss per common share:
  Loss before extraordinary
    item                            $(1.86)       $  (1.44)       $  (1.01)       $  (0.53)       $  (0.49)
  Extraordinary item                 (0.10)             --              --              --              --
                              -------------     -----------     -----------     -----------     -----------
  Net loss                          $(1.96)       $  (1.44)       $  (1.01)       $  (0.53)       $  (0.49)
                              =============     ===========     ===========     ===========     ===========
Weighted average number of
  common shares outstanding
  during the period             74,675,000      73,748,000      86,277,000      89,381,000      88,652,000
                              =============     ===========     ===========     ===========     ===========

                                                       YEAR ENDED MAY 31,
                                                       ------------------
                             1997            1996             1995             1994           1993
                           ----------     -----------      -----------      -----------     ----------
                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Total assets               $2,154,231     $2,234,909       $2,004,417       $1,350,426      $1,303,484
Long-term debt              2,186,981      2,081,611        1,741,143        1,270,989       1,167,423
Common stockholders'
  deficiency                 (598,643)      (448,013)        (351,645)        (243,628)      (215,238)

    See Note 3 of the consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (dollar amounts in thousands except subscriber, pop and share data)

The Company is primarily engaged in the ownership and operation of cable television systems and earns its revenues primarily from subscriber fees. At May 31, 1997, the Company owned and operated 70 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,245,000 homes and served a total of approximately 1,273,000 primary basic subscribers. Certain of the Company's cable systems referred to above are owned 50% by the Company and 50% by unaffiliated entities. At May 31, 1997, these systems passed approximately 549,000 homes and served approximately 278,000 primary basic subscribers.

The Company has a common stock interest of approximately 32% and a voting interest of approximately 74% in Centennial Cellular Corp. ("Centennial") and provides management services to Centennial. Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. The market value of this interest, based solely on the equivalent number of publicly-traded shares of Class A Common Stock, was $121,485,406 on May 31, 1997. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for reporting purposes for all periods presented.

The Company has interests in businesses in the pay television industry in Australia. The interests include investments in entities (which include East Coast Pay Television Pty. Limited ("ECT") and XYZ Entertainment Pty. Limited ("XYZ") which have the following: (i) programming arrangements and ownership of a satellite subscription broadcast license which permits distribution of programming via direct-to-home (DTH) satellite television broadcasting throughout Australia; (ii) ownership of wireless cable distribution licenses
(MDS) in areas covering approximately 755,000 households; (iii) an interest in net cash flow of Australis Media Limited ("Australis"), another Australian pay television operator; and (iv) programming services. During the first quarter of the fiscal year ended May 31, 1996, for accounting and reporting purposes, the Company consolidated the operations of ECT, which was previously accounted for by the equity method of accounting. There was no significant impact on the consolidated statement of operations as a result of such change. During fiscal 1997 and 1996, the Company recorded writedowns of its Australian investments of $40,000 and $10,000, respectively. The Company has determined to sell its Australian investments and has retained an investment banker to assist in the separate sale of its interests in ECT and XYZ (See Note 3 to consolidated financial statements).

Certain of the Company's cable television systems are subject to rate regulation which has negatively affected the Company's business. The Company has implemented new rate and service offerings which give subscribers the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price. Several of the Company's systems, along with numerous other cable operators, received specific inquiries from the Federal Communications Commission (the "FCC") regarding their implementation of this method of offering cable services. A proposed resolution of the inquiry which is based, in part, upon pending basic and cable programming service tier rate complaints in several Los Angeles area cable systems served by the Company, requires the Company to adjust its rates for its basic and cable programming services tiers and make subscriber refunds.

During July and August 1994, further adjustments to the Company's rates were made in certain of the Company's cable television systems pursuant to the FCC's second revision to its rate formula. As a result, the Company experienced a further decrease in the regulated portion of its services for the fiscal year ended May 31, 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline was offset, in part, by allowable rate increases during fiscal 1995. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel services and so called "external costs" as delineated in the rules. The bulk of such price adjustments became effective during the first quarter of fiscal years 1996, 1997 and 1998.

On February 8, 1996, "The Telecommunications Act of 1996" (the "Act") was enacted into law. The new law alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act deregulates (except for basic service) cable service rates over a three year period. Implementing regulations of the Act are currently being promulgated. The effect that the Act will have on the Company's cable television business cannot be determined at this time.

FISCAL YEARS ENDED MAY 31, 1997 AND MAY 31, 1996

The following discussion describes the Company's three business segments: cable television, wireless telephone investment and Australian investments.

Cable Television

Consolidated revenues for the year ended May 31, 1997 increased by $148,216 or 29.9%, over the year ended May 31, 1996. Revenue from cable television operations increased by $90,713 or 24.6%, over the corresponding year ended May 31, 1996 as a result of regulated price increases, increases in the number of cable television subscribers and acquisitions. Acquisitions of cable television systems accounted for $54,846 of the increase or 60.5%. Average primary basic cable television subscribers ("Basic Subscribers") for the year ended May 31, 1997 were approximately 1,255,000 as compared to approximately 1,088,000 Basic Subscribers for the year ended May 31, 1996, an increase of 15.3%. The impact of acquisitions of cable television systems accounted for 95.7% of the increase. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $38.57 during the year ended May 31, 1997, as compared to approximately $34.84 during the year ended May 31, 1996, an increase of 10.7%.

Cost of services of the Company's cable television operations increased by $18,516 or 22.5%, while selling, general and administrative expenses of the Company's cable television operations increased by $25,639 or 30.0%. The Company's recent cable television acquisitions accounted for $11,849 or 64.0% of the $18,516 increase in cost of services and $14,948 or 58.3% of the $25,639 increase in selling, general and administrative expense. As a result, before giving effect to increased costs associated with acquisitions, costs of services and selling, general and administrative expenses increased by $6,667 and $10,691, respectively, during the year ended May 31, 1997. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Consolidated depreciation and amortization (domestic) for the year ended May 31, 1997 increased by $47,842 or 24.5% over the year ended May 31, 1996. The cable television operations accounted for $35,111 of which $30,069 was attributable to recent cable television acquisitions. Consolidated operating income for the year ended May 31, 1997 was $5,771 or $10,477 below the operating income for the year ended May 31, 1996, principally as a result of the Company's $40,000 write-down of Australian assets. (See Liquidity and Capital Resources - Australian Pay Television). The wireless telephone operations contributed $26,057 of operating losses. The Company's operating income related to its cable television operations was $87,652, an increase of $11,447 or 15.0% over the year ended May 31, 1996.

Consolidated other income represents primarily the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $4,258 and $7,126 of expense for the years ended May 31, 1997 and May 31, 1996, respectively for its minority investments in Australia. These expenses were offset by $15,180 and $10,743 of income for the years ended May 31, 1997 and May 31, 1996, respectively, related to minority wireless telephone investments held by Centennial. Additionally, the Company recognized gains on the sale of assets of $3,819, and $8,310 during the years ended May 31, 1997 and 1996, respectively.

Consolidated interest expense for year ended May 31, 1997 increased by $28,528 or 16.6% as compared with the year ended May 31, 1996. Each of the Company's three business segments contributed to the increase: cable television $14,700, wireless telephone investment $5,493 and Australian investments $8,335. Interest expense of the Company's cable segment rose as a result of higher average debt levels. For the year ended May 31, 1997, the average debt outstanding was approximately $1,727,000 or $323,000 above the average outstanding debt balance of $1,404,000 during the year ended May 31, 1996. The increase in expense was partially offset by a decline in interest rates. The Company's weighted average interest rate excluding borrowings of Centennial, the Australian investments and the Company's 50% owned joint ventures was approximately 9.2% in the year ended May 31, 1997 as compared to approximately 10.2% in the year ended May 31, 1996. In addition, the Company increased the proportion of floating rate bank debt in its capital structure. Short-term interest rates of the Company's variable rate bank credit agreement increased from 6.7% at May 31, 1996 to 7.3% at May 31, 1997.

After losses attributable to minority interests in subsidiaries for the year ended May 31, 1997, a consolidated pretax loss, before extraordinary item of $164,951 was incurred, as compared to a pretax loss of $136,443 for the year ended May 31, 1996. The income tax benefit of $30,658 for the year ended May 31, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature. The Company anticipates, beginning in fiscal 1998, that it will no longer record tax benefits resulting from operating losses. As a result, the Company expects that net losses and loss per share will increase.

The consolidated net loss for the year ended May 31, 1997 of $141,875 represents an increase of $39,758 from the loss of $102,117 for the year ended May 31, 1996, principally as a result of the Company's $40,000 write-down of Australian assets. (See Liquidity and Capital Resources - Australian Investment). Included in the net loss for the fiscal year ended May 31, 1997 is an extraordinary loss (net of tax benefit of $5,379) of $7,582 related to the early retirement of debt. Such amount represents the accelerated write-off of deferred financing costs and call premiums paid related to the Company's 11 7/8% Senior Subordinated Debentures Due 2003 which Debentures were redeemed on April 15, 1997 (See Liquidity and Capital Resources). The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of Centennial's wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Wireless Telephone

Centennial's revenue increase accounted for 26.2% of the total increase in the revenue of the Company. Revenue from wireless telephone operations for the year ended May 31, 1997 increased by $38,826 or 34.6%, over the year ended May 31, 1996. The increase in revenue was the result of growth in subscriptions to and the resulting increased usage of wireless telephone service. Acquisitions accounted for $4,572 or 11.8% of the increase for the year ended May 31, 1997.

Cost of services related to Centennial's wireless telephone operations, which accounted for 27.5% of the total cost of services for the Company, during the year ended May 31, 1997 was $38,228, an increase of $12,099 or 46.3% as compared to the year ended May 31, 1996. The increase was due in part to a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased wireless telephone coverage areas resulting from the continued expansion of Centennial's network and the commencement of PCS telephone service in Puerto Rico. Included in cost of services during the period ended May 31, 1997 were $1,927 of costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

Selling, general and administrative expenses related to Centennial's wireless telephone operations, representing 33.1% of the total amount for the Company, rose to $55,132, an increase of $20,944 or 61.3% above the $34,188 recorded during the year ended May 31, 1996. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and an increase in Centennial's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and the anticipated growth of its wireless telephone business as well as the commencement of PCS telephone service in Puerto Rico. Included in selling, general and administrative expenses during the year ended May 31, 1997 were $5,086 of costs associated with the start-up of Centennial's Puerto Rico telecommunications network.

The wireless telephone operations and acquisitions accounted for $12,731 or 26.6% of the increase in the Company's domestic depreciation and amortization for the 1997 period. Centennial's wireless telephone operating loss for the year ended May 31, 1997 of $26,057 increased by $6,948 or 36.4% from the loss of $19,109 for the year ended May 31, 1996.

Interest expense of the Company's wireless segment increased to $33,379 for the year ended May 31, 1997, an increase of $5,493 or 20.0% from the year ended May 31, 1996. After giving effect to interest capitalized during the pre-operating stage of Centennial's PCS business ($2,752 during fiscal 1997 and $5,200 during fiscal 1996), gross interest costs of the wireless segment for the year ended May 31, 1997 and May 31, 1996 were $36,131 and $33,086, respectively. The increase is the result of additional borrowings for acquisitions, working capital and debt service. Centennial's average debt outstanding during the year ended May 31, 1997 was $374,893, an increase of $24,893 as compared to the average debt level of $350,000 during the year ended May 31, 1996. Centennial's weighted average interest rate decreased to 9.3% for the year ended May 31, 1997 from 9.5% for the year ended May 31, 1996.

The Company expects net losses in Centennial's wireless operations to continue until such time as the operations of the wireless telephone systems and expansion of the wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Australian Investments

The Australian investment accounted for $18,677, or 12.6% of the total increase in revenue of the Company. Australian operating expenses for the year ended May 31, 1997 increased by $6,495 or 27% over the year ended May 31, 1996. Depreciation and amortization expense, the result of its initial buildout and license acquisition was $18,511. Including a $40,000 write-down of Australian assets, the Australian operating loss for the year ended May 31, 1997 was $55,825.

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

Revenue from wireless telephone operations for the year ended May 31, 1996 increased by $26,778 or 31.4%, over the year ended May 31, 1995. The increase in revenue was the result of growth in subscriptions to and the resulting increased usage of wireless telephone service. Acquisitions accounted for increased revenue of $21,279 for fiscal 1996, which increase more than offset a decline in revenue from cellular systems which were sold or exchanged of $12,756.

Costs and expenses excluding depreciation and amortization and the Australian operations for the year ended May 31, 1996 increased by $14,128 or 6.6% over the year ended May 31, 1995. Cost of services for the year ended May 31, 1996 increased by $4,730 or 4.6% over the corresponding period in the prior year, while selling, general and administrative expense increased by $9,398 or 8.5%.

Cost of services of the Company's cable television operations increased by $753 or 0.9%, while selling, general and administrative expenses of the Company's cable television operations for the year ended May 31, 1996 increased to $85,591, an increase of $1,265 or 1.5% over the $84,326 in the year ended May 31, 1995. However, the Company's recent cable television acquisitions accounted for $3,734 or 495% of the $753 increase in cost of services and $2,794 or 220% of the $1,265 increase in selling, general and administrative expense. As a result, before giving effect to increased costs associated with acquisitions, costs of services and selling, general and administrative expenses declined by $2,981 and $1,529, respectively during the year ended May 31, 1996. The principal reason for the decline in these costs was the Company's implementation of a planned restructuring of its operations.

Cost of services related to the wireless telephone operations during the year ended May 31, 1996 was $26,129, an increase of $3,977 or 18.0% as compared to the year ended May 31, 1995. The reason for the increase was a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of Centennial's network. Included in cost of services during fiscal year ended 1996 were $195 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

Selling, general and administrative expenses related to the wireless telephone operations rose to $34,188, an increase of $8,133 or 31% above the $26,055 recorded during the year ended May 31, 1995. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and anticipated growth of its wireless telephone business. Included in selling, general and administrative expenses during fiscal year ended 1996 were $218 of pre-operating costs associated with the start-up of Centennial's Puerto Rico telecommunications business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its wireless telephone business continues. In addition, the Company expects that the start-up and development of its recently acquired wireless telephone markets will contribute to an increase in these costs and expenses.

Depreciation and amortization (domestic) for the year ended May 31, 1996 increased by $23,494 or 13.7% over the year ended May 31, 1995. The wireless telephone operations and acquisitions accounted for $5,347 of this increase, the cable television operations accounted for $18,147.

The Australian operations incurred expenses of $45,419, including $21,352 of depreciation and amortization.

Operating income for the year ended May 31, 1996 decreased by $10,454 or 39.2% below the year ended May 31, 1995, principally as a result of a $10,000 write-down of Australian assets. The Centennial operating loss for the year ended May 31, 1996 of $19,109 decreased by $9,321 or 33% from the loss of $28,430 for the year ended May 31, 1995. The Australian operating loss for the year ended May 31, 1996 was $40,848. The Company's operating income before the inclusion of its cellular and Australian operations was $76,205 an increase of $21,073 or 38.2% over the year ended May 31, 1995.

Other income represents the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $7,126 and $2,400 of expense for fiscal years ended May 31, 1996 and 1995 for its minority investments in Australia, offset by $10,473, $4,670 and $3,645 of income for fiscal years ended May 31, 1996, 1995 and 1994 related to minority investments of the Company's wireless telephone operations. Included in other income for the fiscal year ended May 31, 1996, was the recognition of approximately $8,310 of gain on the sale of assets held by Centennial.

Interest expense for the year ended May 31, 1996 increased by $33,214 or 23.9% as compared with the year ended May 31, 1995 reflecting higher average debt levels and secondarily, higher interest rates in effect during the year ended May 31, 1996. In addition, the Company incurred a non cash charge of $2,647 reflecting the write off of debt issuance costs associated with a bank credit agreement refinanced during the year ended May 31, 1996. For the year ended May 31, 1996, the average debt outstanding was approximately $1,754,000 or $310,000 above the average outstanding debt balance of $1,444,000 during the year ended May 31, 1995. The wireless telephone operations accounted for $94,247 or 30.4% of the increase. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 10.2% in the year ended May 31, 1996 as compared to approximately 9.8% in the year ended May 31, 1995. The increase in such rates is primarily the result of a one time non cash charge of $2,647 of deferred debt issuance costs as a result of the Company's refinancing of a bank credit facility (see Financing and Capital Formation - The Company). Short-term interest rates of the Company's variable rate bank credit agreements declined from 6.8% at May 31, 1995 to 6.7% at May 31, 1996. Additionally, as described below interest expense related to the Company's interest rate hedge agreements declined during the year ended May 31, 1996. During the year ended May 31, 1996, the Company incurred interest expense of $741 in respect of the interest rate hedge transactions compared to interest expense of $2,794 in respect of the interest rate hedge transactions in the year ended May 31, 1995. All of the Company's obligations under interest rate hedge agreements expired during the year ended May 31, 1996. See "Liquidity and Capital Resources". Centennial's weighted average interest rate increased to 9.5% for the year ended May 31, 1996 from 9.2% for the year ended May 31, 1995. Centennial capitalized $5,200 of interest related to its ownership of a PCS license (see Centennial Acquisitions). Interest expense of the Company's Australian operations was $1,299 during the fiscal year ended May 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. Since both the Company's business and related investments are capital intensive, the Company and Centennial must continue to seek various sources of financing to meet their respective needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Certain subsidiaries of the Company (other than Centennial) have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,055,000 of potential borrowing capacity for cable operations. Approximately $642,500 of that aggregate availability has been drawn. Subsidiaries of Centennial have entered into agreements which furnish approximately $130,000 of potential borrowing capacity for wireless telephone operations at May 31, 1997 which indebtedness is non-recourse to the Company. In addition, Centennial had $45,000 of undrawn lines of credit available at May 31, 1997.

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

During the year ended May 31, 1997, the Company made consolidated capital expenditures of $170,767 of which 52% was made by Centennial. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $100,000 for cable television capital expenditures in fiscal 1998. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

Centennial's wireless telephone capital projects include the addition of cell sites for greater coverage areas, as well as enhancements to the existing infrastructure of the wireless system. Centennial expects capital expenditures for its domestic wireless telephone markets of $30,000 during the 1998 fiscal year. During fiscal 1996, Centennial began construction of its PCS network in Puerto Rico and spent approximately $48,960 during the year ended May 31, 1997. Centennial currently estimates that the remaining cost to complete the build-out of the infrastructure of its PCS network will be approximately $26,300 to be expended through fiscal 1999. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

For the year ended May 31, 1997, consolidated earnings were less than fixed charges by $188,004. However, such amount reflects non-cash charges totaling $266,628, consisting of depreciation and amortization and subsidiary preferred stock dividends. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that its cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses.

It is anticipated that in the next fiscal year, cash generated from Centennial's wireless telephone operations will not fully cover required capital expenditures, the debt service under its credit agreements and preferred stock dividends. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will continue to be the case in the future. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. Based upon current market conditions, the Company expects that cash flows from operations and funds from currently available credit facilities will be sufficient to enable Centennial to meet required cash commitments through the next twelve month period.

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

FINANCING AND CAPITAL FORMATION - THE COMPANY

CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. CCC-II is in compliance with the terms of the credit facility. At May 31, 1997, $185,000 was available for borrowing under this facility.

CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility that converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility were used by the Company to repay existing indebtedness and was used for working capital and general corporate purposes. The repayment by the Company on August 7, 1995, of its existing indebtedness discharged all of the Company's obligations under its then-existing $300,000 credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. CCC-I is in compliance with the terms of the credit facility. At May 31, 1997, $201,000 was available for borrowing under this facility.

The terms and covenants of certain of the Company's bank credit facilities require certain of the Company's subsidiaries to enter into various interest rate hedge agreements (the "Hedge Agreements"). During the fiscal year ended May 31, 1996, all of the Company's obligations with respect to Hedge Agreements expired.

On January 17, 1997, the Company issued $250,000 aggregate principal amount of 8-7/8% Senior Notes due 2007 pursuant to a registration statement that was filed with the Securities and Exchange Commission (the

"SEC") on October 26, 1993. The primary use of proceeds was the redemption of the Company's 11-7/8% Senior Subordinated Debenture due 2003. On March 27, 1997, the Company gave notice of redemption of the entire principal amount outstanding of its $204,000 11-7/8% Senior Subordinated Debentures maturing 2003. The Senior Subordinated Debentures were redeemed on April 15, 1997 at a redemption price of 105% of the principal amount thereof. Including the 5% redemption premium, the aggregate funds required for such redemption was $214,200. The effect of the redemption resulted in an extraordinary loss during the fourth quarter of fiscal 1997 of approximately $12,961 reflecting the call premium and write-off of deferred financing costs ($7,582 net of income tax benefit).

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of an additional $500,000 of the Company's debt securities, augmenting the remaining $2,000 available under the July 1994 registration statement. The registration became effective July 15, 1997. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of August 18, 1997 there was $502,000 available for issuance.

On April 15, 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year revolving credit facility in the principal amount of $200,000 with Bank of America and Societe General, which converts into a five-year term loan. The facility is secured by the assets of CCCTV. The loan is non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments commencing June 30, 2000. The facility requires mandatory prepayments of principal refinancing to the extent that the loan balance exceeds the refinancing on working capital commitment (as defined in the facility). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate, certificate of deposit rate, or the Eurodollar rate, plus the applicable margin (as defined in the facility). The principal use of proceeds will be to fund acquisitions as well as general corporate purposes (all of which was available at May 31, 1997). The agreement expires on March 31, 2005.

FINANCING AND CAPITAL FORMATION - CENTENNIAL

Centennial, since August 1988, has acquired 29 wireless telephone markets in the United States that it owns and manages, some of which are considered to be in the early development phase of operations. Centennial also owns minority equity investment interests in certain other wireless telephone systems. Centennial successfully bid on March 13, 1995 for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Puerto Rico Wireless Telephone System is in the start-up and construction stage.

On August 30, 1991, Citizens Cellular Company merged with and into Centennial, and in connection with the merger, Centennial issued to Citizens Utilities Company ("Citizens"), Convertible Redeemable Preferred Stock valued at $128,450 and Class B Common Stock representing 18.8% of the then outstanding common equity of Centennial. In connection with an amendment to a services agreement with the Company, Centennial issued its Second Series Convertible Redeemable Preferred Stock valued at $5,000 to the Company. The preferred stock carried no cash dividend requirements through August 31, 1996, but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the Convertible

Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock held by Citizens and Century at August 31, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock were entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in 1997, to be made in respect of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be $15,834 and $616, respectively. Both classes of Preferred Stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial. On December 19, 1996, Centennial paid cash dividends to Citizens and Century of $3,959 and $154, respectively and, during March 1997, declared a cash dividend in the same amounts to each of Citizens and Century. Centennial will determine from time to time, the timing, amount, and distribution (if any) of additional preferred stock dividends of Centennial.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At May 31, 1997, 4,239,231 shares were available for issuance under this registration statement.

Centennial, on April 6, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. At May 31, 1997, $400,000 remained available for issuance.

On September 12, 1996, as amended, Centennial entered into a $50,000 credit facility with Citibank, N.A. (the "Amended Credit Facility"). The facility terminates on January 31, 2001. The commitment of the lender under the Amended Credit Facility may be increased to $90,000 at the election of the lenders. As of July 30, 1997 the commitment was increased to $75,000. Approximately $35,000 of the Amended Credit Facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Acquisitions, Exchanges, Dispositions - Centennial"), and has since been repaid. The Amended Credit Facility is available for acquisitions, working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility is based on, at the election of Centennial, (a) "Base Rate" plus a margin of 2% or (b) "Eurodollar Rate" plus a margin of 3%. The Amended Credit Facility is secured by the stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under Centennial's Senior Note Indentures. The Amended Credit Facility restricts the incurrence of certain additional debt of Centennial, and limits Centennial's ability to pay dividends. As of May 31, 1997 $5,000 was outstanding under the Amended Credit Facility. Centennial was in compliance with the covenants of the Amended Credit Facility at May 31, 1997.

Centennial Puerto Rico Wireless Corporation ("CPRW"), a wholly owned subsidiary of Centennial, which is engaged in the ownership and operation of the PCS business in Puerto Rico, entered into a four-year $130,000 revolving credit facility with Citibank, N.A. (the "Puerto Rico Credit Facility") which converts into a four year term loan on April 25, 2001. The principal use of proceeds will be to fund the buildout of the Company's PCS business in Puerto Rico. The proceeds will also be used by CPRW for working capital and general corporate purposes and were used to pay certain cash dividends to Centennial as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the Puerto Rico Credit Facility are based on, at the election of CPRW, (a) the "Base Rate", as defined, plus a margin of 1.50% or

(b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility, which is non-recourse to the Company, is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries and requires CPRW to meet and maintain certain financial and operating covenants, including the maintenance of certain minimum annualized cash flows (as defined), the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow and performance requirements including minimum subscriber levels. The facility will restrict the use of borrowing, limit the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. As of May 31, 1997, $74,000 was outstanding under the Puerto Rico Credit Facility. Centennial was in compliance with the covenants of the Puerto Rico Credit Facility at May 31, 1997.

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has substantially completed the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business in Puerto Rico is expected to be capital intensive, with remaining network buildout costs of approximately $26,300 to be expended through 1999. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing wireless telephone providers as well as the other MTA PCS license holder. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if operating cash flow does increase, it is anticipated that cash generated from Centennial's wireless telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commenced in the current fiscal year, and required capital expenditures. Centennial continues to seek various sources of external financing to meet its current and future needs, including bank financing, joint ventures and partnerships, and public and private placements of debt and equity securities of Centennial. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will be the case in the future.

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

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which serve an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to the Century/Citizens Joint Venture. These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California (the "CCCTV Acquisitions"). Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,500. The Company currently expects to fund these acquisitions using available credit facilities. The purchase of these systems by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisitions will be consumated.

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

On September 12, 1996, Centennial acquired for approximately $35,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops.

Centennial has determined to pursue a strategy to sell or otherwise dispose of substantially all of its minority interests in cellular telephone systems representing approximately 1,100,000 Net Pops. Centennial has not yet made a final determination as to the estimated sale proceeds or timing of such disposition.

CENTENNIAL PERSONAL COMMUNICATIONS SERVICES ("PCS")

Centennial was the successful bidder for one of two MTA licenses to provide broadband personal communications services (PCS) in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted and paid by Centennial was $54,672. Approximately, $15,500 of capital expenditures were incurred during fiscal 1996 and approximately $48,960 during the year ended May 31, 1997. Centennial's participation in the PCS business is expected to be capital intensive, requiring additional network buildout costs of approximately $26,300 to be expended through 1999. In addition, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing wireless telephone providers as well as the other MTA PCS license holder. At May 31, 1997, Centennial had approximately 16,900 PCS customers. There is no assurance that the PCS business will generate cash flow or reach profitability. Centennial is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of debt and equity securities of Centennial. Centennial used a portion of the net proceeds from the sale of the 10 1/8% Notes to pay the balance of the purchase price for the license.

Centennial also plans to participate in the intra-island and interstate telecommunications market in Puerto Rico as a service provider pursuant to FCC requirements for interstate service and pursuant to an authorization issued to Centennial in December 1994, as amended in July 1996, by the Public Service Commission of the Commonwealth of Puerto Rico for intra-island service.

INVESTMENTS

Australian Pay Television

Since fiscal 1994, the Company has invested, through a wholly-owned subsidiary, approximately $148,000 in the Australian pay television industry, including approximately $126,000 in ECT. Since the fourth fiscal quarter of 1996, the Company has written down $50,000 of this investment. The Company has determined to pursue a strategy to sell its investments in its Australian operations and has retained an investment banker to assist in the separate sale of ECT and XYZ. It has also determined to make no further investments in ECT. Once the Company has developed its formal plan for disposition, including the means to complete that plan and the period expected to be required for completion of the disposition, the Company anticipates accounting for its Australian operations as discontinued operations.

The Company is currently unable to predict the ultimate resolution of these matters. At May 31, 1997, the remaining net book value of its investments in the various aspects of the Australian pay television industry, after giving effect to the aforementioned write-down of Australian assets, aggregated approximately $24,000. The Company will continue to assess the impact, if any, of the above noted matters on the carrying value of its investments in the Australian pay television businesses.

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

STOCK REPURCHASE

In October 1992, the Company announced that its Board of Directors authorized the repurchase, from time to time, of up to 2,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. The Company has purchased 907,500 shares at a total cost of $4,650 as of August 5, 1997.

Subsequent to May 31, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to an additional 5,000,000 shares of its Class A Common Stock, depending on prevailing market conditions.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase, from time to time, of up to 1,000,000 shares of Centennial's Class A Common Stock, depending on prevailing market conditions. Centennial has purchased 244,000 shares at a total cost of $3,902 as of August 5, 1997.

Subsequent to May 31, 1997, Centennial announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of Centennial's Class A Common Stock, depending on prevailing market conditions.

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

        This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "anticipate", "project" and similar expressions may identify forward-looking statements.

        Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

NET LOSSES; STOCKHOLDERS' DEFICIENCY

        The Company has reported net losses of $141,875, $102,117 and $82,625 for the fiscal years ended May 31, 1997, 1996 and 1995, respectively. The Company expects net losses to continue for the foreseeable future, at least until such time as the operations of its cable television systems and cellular telephone systems can generate sufficient earnings to offset the charges, including depreciation and amortization and interest expense, incurred in connection with such operations and its investments in plants associated with rebuilds and extensions of its cable television systems and expansion of the cellular telephone system infrastructure.

        Reflecting net losses in prior periods, the common stockholders' deficiency as stated on the Company's consolidated balance sheet at May 31, 1997 was $598,643. The Company's assets, including its cable television franchises and cellular telephone and PCS licenses, are recorded on its balance sheet at historical cost. The Company believes that the current fair value of such assets is significantly in excess of their historical cost.

LEVERAGE; CAPITAL REQUIREMENTS

        The Company has met and believes, based on current market conditions, that it will continue to meet its cash obligations with internally generated cash from operations, along with third party financing, primarily bank borrowings and the issuance of debt securities to the public, and anticipates that its cable television operations will continue to meet the debt service obligations under debt instruments applicable to the cable television operations. Principal payments are due under the Company's cable operations and Centennial's debt instruments beginning in the fiscal year ended May 31, 2001. The Company will need to refinance certain such obligations on or before such time and believes, based on current market conditions, that it will be able to do so. However, there can be no assurance that the Company will be successful in any such refinancing or that the terms of any such financing will be favorable to the Company. The Indentures for the Company's outstanding issues of publicly-held debt (the "Indentures") impose certain restrictions on the incurrence of additional indebtedness. See " --Restrictive Covenants; Consequences of Default."

        For the year ended May 31, 1997, earnings were less than fixed charges by $188,004. Such amount reflects non-cash charges totaling $266,628, consisting of depreciation and amortization and subsidiary preferred stock dividends.

HIGHLY COMPETITIVE INDUSTRY

        The Company's ability to maintain or increase its offering of cable television services and wireless telephone and other communications services can be subject to the changes in consumer demand, price competition, and the cost and supply of hardware, software and other technology required to provide such services. Future profitability also may be affected by the Company's ability to compete with other cable television services and communications service enterprises which may be larger, offer more services, and possess greater resources.

        Cable television systems generally compete for viewer attention with the direct reception of broadcast television signals by the viewer's own antenna. The extent of such competition is dependent upon the number and quality of signals available and the alternative services offered by the cable system. A cable system also competes to varying degrees with other communications and entertainment media, including movies, theater and VCRs, and other leisure time activities. The extent to which a cable communications system is competitive demands, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources (see Item 1. "Business - Regulation and Legislation") and upon superior technical performance and customer service. Additionally, because the Company's systems are operated under non-exclusive franchises, other applicants may obtain franchises in areas where the Company currently has franchises.

HIGHLY REGULATED INDUSTRY

        The 1996 Act alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The 1996 Act deregulates (except for basic service) cable service rates over a three year period. Implementing regulations of the 1996 Act are currently being written. The effect that the 1996 Act will have on the Company's cable television business cannot be determined at this time. See Item
1. "Business - Regulation and Legislation - Cable Television."

        Additionally, the licensing, ownership, construction, operation and sale of controlling interests in wireless telephone systems are regulated by the FCC. Certain aspects of wireless telephone system ownership, construction, operation (including, but not limited to, rates and the resale of wireless service) and sale may be subject to public utility or other state and municipal regulation in the states in which service is provided. Changes in the regulation of wireless telephone system operators or their activities (such as increased price regulation by state authorities or a decision by the FCC to permit more than two licensees in each service area) could have a material adverse effect on Centennial's operations.

RESTRICTIVE COVENANTS; CONSEQUENCES OF DEFAULT

        The Credit Agreements limit the ability of certain subsidiaries of the Company to incur additional indebtedness, including intercompany indebtedness, or liens, to pay dividends to the Company and require that certain operating and financial tests be met, including the maintenance of the ratio of earnings before interest, depreciation and taxes (as defined in the Credit Agreements, "EBIDT") to debt service for the Total Debt (as defined therein) of such subsidiaries, the ratio of Total Debt to EBIDT and the ratio of EBIDT to interest expense for the Total Debt of such subsidiaries at certain prescribed levels. The Note Agreements impose similar restrictions and requirements. The Indentures also contain various covenants including, but not limited to, the following: (i) restrictions on mergers, sales and consolidations, (ii) restrictions on dividends, redemptions or repurchase of the Company's capital stock or the capital stock of any of its affiliates, (iii) limitations on transactions with, or investments in, affiliates, (iv) restrictions on the ability to make loans to, or act as guarantor for, certain of its subsidiaries and affiliates, which presently consist of those subsidiaries and affiliates engaged in the wireless telephone and related businesses, and (v) the maintenance of various financial ratios. There can be no assurance that the assets of the Company would be sufficient to repay all such senior debt and any Senior Subordinated Debt Securities and Subordinated Debt Securities then outstanding.

        Management believes that the Company is not presently at risk of noncompliance with any of the covenants described above. However, there can be no assurance that this will continue to be the case.

CONTROL BY CERTAIN STOCKHOLDERS

        The ownership interest in the Company of Leonard Tow and certain trusts for the benefit of members of his family (the "Tow Trusts"), constituting approximately 93% of the combined voting power of both the Class A Common Stock and the Class B Common Stock of the Company as of August 13, 1997, presently gives them the power to elect all but one member of the Board of Directors of the Company and to control the vote on all other matters submitted to a vote of the Company's stockholders.

        Under certain of the Credit Agreements, an event of default occurs if Leonard Tow and/or members of his immediate family or the Tow Trusts cease to own, in the aggregate, stock of the Company having at least a majority of the combined voting power of both classes of Common Stock of the Company.

RECOVERY OF AUSTRALIAN INVESTMENT

        At May 31, 1997, the remaining net book value of the Company's Australian investments was approximately $24 million. With respect to such net book value on its books, the Company is currently evaluating the current and potential future operating cash flows of ECT and its equity interest in an Australian programming venture. Further, the Company is in discussion with its investment advisors with respect to a strategy to sell its investments in its Australian operations. The Company currently believes that the remaining net book value of its Australian investments is realizable, but there can be no assurance as to the timing or amount of any receipts. See Item 1. "Business -- Australian Pay Television."

OPERATING HAZARDS AND UNINSURED RISKS

        While the Company maintains insurance against certain of the risks associated with its cable television and wireless communications businesses, the occurrence of a significant event that is not fully insured against could have a material adverse affect on the Company.

REFINANCING AND INTEREST RATE EXPOSURE RISKS

        The business and operating results of the Company can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in tax rates due to new tax laws, market perceptions of the cable television or wireless communications businesses of the Company, or security ratings.

POTENTIAL FOR CHANGES IN ACCOUNTING STANDARDS

        Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, and the SEC may affect the Company's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        During the fiscal year ended May 31, 1997, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this
Item 10 is included under the caption "Executive Officers of the Company" in
Part I of this Annual Report on Form 10-K.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

        (a) The following documents are filed as part of this Annual Report on Form 10-K:

        1.  INDEX OF FINANCIAL STATEMENTS

        The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                                Page
                                                                ----
               Independent Auditors' Report....................  F-1
               Consolidated Balance Sheets.....................  F-2
               Consolidated Statements of Operations...........  F-4
               Consolidated Statements of Cash Flows...........  F-5
               Notes to Consolidated Financial Statements......  F-7

        2.  FINANCIAL STATEMENT SCHEDULE

        None.

        3.  REPORTS ON FORM 8-K

        None.

        4.  EXHIBITS

             The following documents are filed as part of this Annual Report on Form 10-K:


EXHIBIT
NUMBER                                     EXHIBIT
------                                     -------
3.1             Restated Certificate of Incorporation of the Company (filed as
                Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q
                for the quarter ended February 28, 1990 and incorporated herein by reference and Amendment to Restated Certificate of
                Incorporation of the Company, filed as Exhibit 6(a)(i) to the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1990 and incorporated herein by reference).

3.2 By-laws of the Company, as amended (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1995, and incorporated herein by reference).

4.1 Equity Subscription Agreement, dated as of November 21, 1990, among Centennial Cellular, Century Communications Corp., a Texas corporation, and Century Cellular Holding Corp., a New York corporation (filed as Exhibit 4(o) to the Company's Annual
                Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

4.2 Indenture, dated as of November 15, 1988, by and between the Company and the Bank of Montreal Trust Company, as Trustee
                (filed as Exhibit 4(l) to Amendment No. 7 to the Company's
                Registration Statement on Form S-1 (File No. 33-21394) under the
                Securities Act of 1933, as amended, (the "1988 Form S-1"); said
                1988 Form S-1 having been filed with the Commission on April 22, 1988 and incorporated herein by reference, and said Amendment
                No. 7 to the 1988 Form S-1 having been filed with the Commission on November 10, 1988 and incorporated herein by reference).

4.3 Indenture, dated as of October 15, 1991, by and between the Company and the Bank of Montreal Trust Company, as Trustee
                (filed as Exhibit 4.2 to Amendment No. 2 to the Company's
                Registration Statement on Form S-3 (File No. 33-33787) under the
                Securities Act of 1933, as amended (the "1991 Form S-3"); said
                1991 Form S-3 having been filed with the Commission on August
                31, 1990 and incorporated herein by reference, and said
                Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference).

4.4 First Supplemental Indenture, dated as of October 15, 1991, by and between the Company and the Bank of Montreal Trust Company, as Trustee (filed as Exhibit 7(2) to the Company's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference).

4.5 Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings
                Association, as Trustee (filed as Exhibit 4.3 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No.
                33-33787) under the Securities Act of 1933, as amended (the
                "1991 Form S-3"); said


EXHIBIT
NUMBER                                     EXHIBIT
------                                     -------
                1991 Form S-3 having been filed with the Commission on March 9,
                1990 and incorporated herein by reference, and said Amendment
                No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference).

4.6 First Supplemental Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

4.7 Second Supplemental Indenture, dated as of August 15, 1992, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(u) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1992 and incorporated herein by reference).

4.8 Third Supplemental Indenture, dated as of April 1, 1993, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(v) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1993 and incorporated herein by reference).

4.9 Fourth Supplemental Indenture, dated as of March 6, 1995, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(w) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1995, and incorporated herein by reference).

'D'4.10 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between the Company and First Trust of California, National
                Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee.

       The Company hereby agrees to furnish to the Securities and Exchange
Commission, upon its request, a copy of each instrument omitted pursuant to Item
601(b)(4)(iii) of Regulation S-K.

*10.1 Amended Employment Agreement, dated as of July 1, 1991, between the Company and Leonard Tow (filed as Exhibit 10(a)(1) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1992 and incorporated herein by reference).

*10.2           Agreement, dated July 30, 1992, between the Company and the
                Leonard and Claire Tow Life Insurance Trust (filed as Exhibit
                10(a)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

*10.3           Employment Agreement, dated as of January 1, 1995, between the
                Company and


EXHIBIT
NUMBER                                     EXHIBIT
------                                     -------
                Daniel E. Gold (filed as Exhibit 10(a)(7) to the Company's
                Annual Report on Form 10-K for the fiscal year ended May 31,
                1996 and incorporated herein by reference).

'D'*10.4        Employment Agreement, dated as of January 1, 1997, between the
                Company and Scott N. Schneider.

'D'*10.5        Employment Agreement, dated as of January 1, 1997, between the
                Company and Michael G. Harris.

'D'*10.6        Employment Agreement, dated as of January 1, 1997, between the
                Company and Frank Tow.

'D'*10.7        Employment Agreement, dated as of January 1, 1997, between the
                Company and Clifford A. Bail.

10.8 Principal Stockholders' Agreement, dated as of December 7, 1985, between Sentry Insurance a Mutual Company ("Sentry"), the
                Company, Leonard Tow individually and as Trustee, and Claire Tow as Trustee (filed as Exhibit 10(a) to the Company's Registration
                Statement on Form S-1 (No. 33-2025) under the Securities Act of
                1933, as amended, filed with the Commission on December 9, 1985
                (the "1986 Form S-1") and incorporated herein by reference).

10.9            Amendment to Principal Stockholders' Agreement, dated August 31,
                1987 (filed as an Exhibit to the Company's Current Report on
                Form 8-K dated September 11, 1987 and incorporated herein by reference).

10.10           Lease, dated July 15, 1987, between Locust Avenue Associates and
                Century-Texas (filed as Exhibit 10(h) to the 1988 Form S-1 and incorporated herein by reference).

'D'10.11 Agreement for lease dated as of January 1, 1997 by and between Locust Avenue Associates Limited Partnership and Century Texas.

10.12           Third Agreement of Amendment to the Amended and Restated Joint
                Venture Agreement, dated June 18, 1987, among American
                Television and Communications Corporation, Daniels & Associates,
                Inc., Tele-Communications, Inc., Comcast Corporation and Century
                Southwest Cable Television, Inc. (filed as Exhibit 10(m) to the
                1988 Form S-1 and incorporated herein by reference).

10.13           Colorado Springs Joint Sharing and Buy-Sell Agreement, dated
                November 1, 1974,


EXHIBIT
NUMBER                                     EXHIBIT
------                                     -------
                among Century Venture Corporation, Century Colorado Corp.,
                American Television and Communications Corporation, Century
                Texas and Vumore-Video Corporation of Colorado, Inc. (filed as
                Exhibit 10(h) to the 1986 Form S-1 and incorporated herein by reference).

*10.14          1985 Stock Option Plan of the Company (filed as Annex A to the
                Company's Registration Statement on Form S-8 (File No. 33-34387) under the Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference).

*10.15          Incentive Award Plan of the Company (filed as Annex A to the
                Company's Registration Statement on Form S-8 (File No 33-23718) under the Securities Act of 1933, as amended, filed with the Commission on August 11, 1988 and incorporated herein by reference.

*10.16          1985 Employee Stock Purchase Plan of the Company, as amended
                (filed as Exhibit 10(r) to the Company's Annual Report on Form
                10-K for the year ended May 31, 1995, and incorporated herein by reference).

*10.17          Non-Employee Director Stock Option Plan of the Company (filed as
                Annex A to the Company's Registration Statement on Form S-8
                (File No. 33-34388) under the Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference).

*10.18          1985 Stock Equivalent Plan (filed as Exhibit 10(m) to the 1986
                Form S-1 and incorporated herein by reference).

*10.19 Century Retirement Investment Plan (filed as Exhibit 10(x) to the company's Annual Report on Form 10-K for year ended May 31, 1992 and incorporated herein by reference).

*10.20          Century 1992 Management Equity Incentive Plan (filed as Exhibit
                10(x)(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference).

*10.21          1993 Non-Employee Directors' Stock Option Plan of the Company
                (filed as Exhibit 10(v)(2) to the Company's Annual Report on
                Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference).

*10.22 1994 Stock Option Plan of the Company (filed as Exhibit 10(v)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference).


EXHIBIT
NUMBER                                     EXHIBIT
------                                     -------
10.23           Interest Rate Swap Agreement, dated as of July 18, 1986, between Citibank, N.A.
                and Century-Texas (filed as Exhibit 10(v) to Amendment No. 5 to the 1988 Form S-1
                and incorporated herein by reference).

10.24           Amendment No. 1 to Management Agreement and Joint Venture
                Agreement (Century ML Venture), dated September 21, 1987, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as Exhibit 10(w) to the Company's
                Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference).

10.25           Management Agreement and Joint Venture Agreement (Century-ML
                Radio Venture), dated as of February 15, 1989, between Century
                Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as Exhibit 10(x) to the Company's Annual
                Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference).

10.26           Plan and Agreement of Merger, dated August 2, 1991, by and among
                Century Cellular Holding Corp., Century Cellular Corp., Citizens
                Utilities Company and Citizens Cellular Corp., together with exhibits, including Management Agreement, Conflicts/Non-Compete
                Agreement, Stock Transfer Agreement and Registration Rights
                Agreement (filed as Exhibit 10(cc) to the Company's Annual
                Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference).

10.27 Credit Agreement, dated as of August 4, 1995, by and among CCC-I, Inc., Pullman TV Cable Co., Inc., Kootenai Cable, Inc.,
                Citibank N.A., as agent, and each of the banks parties thereto
                (filed as Exhibit 10(ff) to the Company's Annual Report on Form
                10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.28           Credit Agreement, dated as of June 30, 1994, by and among CCC-II, Inc., Citibank
                N.A. as managing agent, and each of the banks parties thereto (filed as Exhibit 10 to the Company's report on Form 8-K dated July 25, 1994 and incorporated herein by reference.  The Company hereby agrees to furnish to the Securities and Exchange
                Commission, upon its request, a copy of each instrument omitted pursuant to Item
                601(b) (4) (iii) of Regulation S-K).

10.29 Eighth Restated Credit Agreement, dated as of July 10, 1990, between Century Texas, Century Investors and Citibank, N.A., on behalf of itself and as agent, and The Chase Manhattan Bank
                (National Association), The Bank of Nova Scotia, The First
                National Bank of Chicago, Bank of Montreal, The Royal Bank of
                Canada, Continental Bank N.A., Bankers Trust Company, Nippon
                Credit Bank, Provident National Bank, and Security Pacific
                National Bank (the "Eighth Restated Banks") (filed as an Exhibit to the Company's Current Report on Form 8-K, filed July 13,
                1990, and incorporated herein by reference).


EXHIBIT
NUMBER                                     EXHIBIT
------                                     -------
10.30           Third Amendment, dated as of November 21, 1990 (the "Third
                Amendment"), among Centennial Cellular Corp., a Delaware
                corporation ("Centennial Cellular Corp."), the Lender parties on the signature page thereto, Citibank, N.A., as agent, Century
                Cellular Holding Corp., and the Guarantor of parties on the signature page thereto, to the Credit Agreement, dated as of
                October 11, 1989, among Centennial Cellular Corp., and Citibank,
                N.A., on behalf of itself and as agent, and
                Kansallis-Osake-Pankki, Provident National Bank, DnC America
                Banking Corporation, Meridian Bank, Lincoln Savings Bank,
                Toronto Dominion Bank, and The Bank of Nova Scotia (the
                "Cellular Banks") (filed as an Exhibit to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                November 30, 1991, and incorporated herein by reference).

10.31           Credit Agreement, dated as of October 11, 1989, among Centennial Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and the Cellular Banks, as
                Amended and Restated pursuant to the Third Amendment (filed as an Exhibit to the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30,
                1991, and incorporated herein by reference).

10.32 Second Restated Consolidated Guaranty and Pledge Agreement, dated as of July 10, 1990, made by the subsidiaries of the Company set forth on the signature pages thereto to Citibank, N.A., as agent for the Eighth Restated Banks (filed as Exhibit
                4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference).

10.33           Third Restated Pledge Agreement and Guaranty, dated as of July
                10, 1990, made by the Company to Citibank, N.A., as agent for the Eighth Restated Banks (filed as Exhibit 4(h) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1990 and incorporated herein by reference).

10.34           Seventh Restated Pledge and Security Agreement, dated as of July 10, 1990, made by
                Century Texas to Citibank, N.A., as agent for the Eighth Restated Banks (filed as
                Exhibit (i)A to the Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1990 and incorporated herein by reference).

10.35 Third Collateral Agreement Amendment, dated as of July 10, 1990 made by Century Texas, the Company and Citibank, N.A. as agent for the Eighth Restated Banks (filed as Exhibit 4(i)B to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1990 and incorporated herein by reference).

10.36           Pledge Agreement, dated as of October 11, 1989, made by Century
                Cellular Holding Corp., a New York corporation, to Citibank,
                N.A., as agent for the Cellular Banks (filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period quarterly ended November 30, 1990 and incorporated herein by reference).


EXHIBIT
NUMBER                                     EXHIBIT
------                                     -------
10.37           Pledge and Security Agreement, dated as of October 11, 1989, made by Centennial Cellular Corp. to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the
                Third Amendment (filed as an Exhibit to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended November 30,
                1990 and incorporated herein by reference).

10.38           Consolidated Guaranty and Pledge Agreement, dated as of October
                11, 1989, made by the subsidiaries of Centennial Cellular Corp.
                set forth on the signature pages thereto to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third Amendment (filed as an Exhibit to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended
                November 30, 1990 and incorporated herein by reference).

'D'10.39        Amendment No. 1 dated as of August 9, 1996 among CCC-I, Inc.,
                Pullman TV Cable Co., Inc. and Kootenai Cable, Inc., Citibank,
                N.A., as agent, and each of the bank parties thereto.

'D'10.40        Amendment No. 1 dated as of August 9, 1996 among CCC-II, Inc.,
                Citibank, N.A., as managing agent, and each of the bank parties thereto.

'D'10.41        Credit Agreement dated as of April 15, 1997 among Citizens
                Century Cable Television Venture, Bank of America, National
                Trust and Savings Association, as Syndication Agent, and
                Societe General, as Agent, Corestates Bank, N.A., The First
                National Bank of Boston, LTCB Trust Company, and PNC Bank,
                National Association, as Co-Agents, and each of the bank parties thereto.



'D'11     Computation of loss per common share.

'D'12     Computation of ratios.

'D'21     List of subsidiaries of the Company.

'D'23.1   Consent of Deloitte & Touche LLP.

'D'27     Financial Data Schedule.

--------------------------

*     Constitutes a management contract or compensatory plan or arrangement.
'D'   Filed herewith.

                          INDEPENDENT AUDITORS" REPORT

Board of Directors and Stockholders
Century Communications Corp.
New Canaan, Connecticut

     We have audited the accompanying consolidated balance sheets of Century Communications Corp. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the three years in the period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conductd our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by managment, as well as evaluting the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Communications Corp. and Subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Stamford, Connecticut
August 4, 1997

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                              Amounts in Thousands

                                                                                     May 31,
                                                                        --------------------------------
                                                                             1997             1996
                                                                        -----------       --------------
ASSETS
Current assets:

       Cash and short-term investments                                    $  151,947         $  164,592

       Accounts receivable less allowance for doubtful
           accounts of $3,592 and $3,008 respectively                         48,958             41,002

       Prepaid expenses and other current assets                              14,649              6,632
                                                                          ----------         ----------
       Total current assets                                                  215,554            212,226

Property, plant and equipment - net                                          715,418            651,607

Investment in marketable equity securities                                    45,118             53,069

Equity investments in cable television and wireless telephone
    systems - net                                                            102,097            108,256

Debt issuance costs, less accumulated amortization of
     $13,270  and $11,652, respectively                                       31,735             28,352

Cable television franchises, less accumulated amortization of
     $322,309 and $285,991, respectively                                     401,775            525,194

Wireless telephone licenses, less accumulated amortization of
     $214,494 and $164,786, respectively                                     347,206            360,213

Excess of purchase price over value of net assets acquired, less
     accumulated amortization of $58,920 and $51,529, respectively           280,643            279,202

Other assets                                                                  14,685             16,790
                                                                          ----------         ----------
                                                                          $2,154,231         $2,234,909
                                                                          ==========         ==========


                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                    Amounts in Thousands (Except Share Data)

                                                                                                         May 31,
                                                                                              -----------------------------
                                                                                                  1997               1996
                                                                                              ----------         -----------
LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
   Current maturities of long-term debt                                                       $   15,011         $   15,084
   Accounts payable                                                                               26,711             26,102
   Accrued expenses and other current liabilities                                                150,407            115,048
                                                                                              ----------         ----------
        Total current liabilities                                                                192,129            156,234

Long-term debt                                                                                 2,186,981          2,081,611
Deferred income taxes                                                                             53,959             99,474
Minority interest in subsidiaries                                                                133,518            162,790

Commitments and contingencies (See Notes)

Preferred stock, par value $.01 per share authorized
   100,000,000 shares, none issued                                                                     -                  -

Subsidiary convertible redeemable preferred stock (at aggregate liquidation value which approximates the fair market value) par value $.01 per share, authorized, issued
   and outstanding 102,187 shares (redemption value of $1,823 per share)                         186,287            182,813

Common stockholders' deficiency:
   Common stock, par value $.01 per share:
   Class A, authorized 400,000,000 shares,
       issued, 62,695,127 and 59,946,280 shares, respectively,
       and outstanding 30,968,289 and  28,591,658 shares, respectively                               627                599
   Class B, authorized 300,000,000 shares, issued and outstanding 45,126,115 and
      45,406,115 shares, respectively                                                                451                454

   Additional paid-in capital                                                                    176,871            175,804
   Other, including 31,726,838 and 31,354,622 treasury shares, respectively                     (127,549)          (117,702)
   Accumulated deficit                                                                          (649,043)          (507,168)
                                                                                              ----------         ----------
            Total common stockholders' deficiency                                               (598,643)          (448,013)
                                                                                              ----------         ----------
                                                                                              $2,154,231         $2,234,909
                                                                                              ==========         ==========

                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Amounts in Thousands (Except Share Data)

                                                                             Year ended May 31,
                                                                 --------------------------------------------
                                                                     1997            1996            1995
                                                                 ------------    ------------    ------------
Revenues:
    Cable service income                                         $   459,219     $   368,506     $   331,268
    Wireless telephone service income                                151,023         112,197          85,419
    Australian operations                                             33,248          14,571               -
                                                                 -----------     -----------     -----------
                                                                     643,490         495,274         416,687
                                                                 -----------     -----------     -----------
Costs and expenses:
    Cost of services - Cable                                         100,789          82,274          81,521
    Cost of services -Wireless telephone                              38,228          26,129          22,152
    Selling, general and administrative                              166,362         119,779         110,381
    Regulatory restructuring charge                                        -               -           4,000
    Depreciation and amortization - domestic                         243,267         195,425         171,931
    Depreciation and amortization - Australia                         18,511          21,352               -
    Write-down of Australian assets                                   40,000          10,000               -
    Australian expenses                                               30,562          24,067               -
                                                                 -----------     -----------     -----------
                                                                     637,719         479,026         389,985
                                                                 -----------     -----------     -----------
Operating income                                                       5,771          16,248          26,702
Interest expense                                                     200,743         172,215         139,001
Other income (Notes 1 and 3)                                          14,570          11,107           2,270
                                                                 -----------     -----------     -----------
    Loss before income tax (benefit),
    minority interest and extraordinary item                        (180,402)       (144,860)       (110,029)

Income tax (benefit)                                                 (30,658)        (34,326)         (8,061)

                                                                 -----------     -----------     -----------
Loss before minority interest and extraordinary item                (149,744)       (110,534)       (101,968)

Minority interest in loss of subsidiaries                             15,451           8,417          19,343
                                                                 -----------     -----------     -----------
Loss before extraordinary item                                      (134,293)       (102,117)        (82,625)
Extraordinary item - loss on early retirement of debt,
    net of income tax benefit of $5,379.                              (7,582)              -               -
                                                                 -----------     -----------     -----------
    Net loss                                                     $  (141,875)    $  (102,117)    $   (82,625)
                                                                 ===========     ===========     ===========
Dividend on subsidiary convertible
    redeemable preferred stock                                   $     4,850     $     4,256     $     4,419
                                                                 ===========     ===========     ===========

Loss applicable to common shares                                 $  (146,725)    $  (106,373)    $   (87,044)
                                                                 ===========     ===========     ===========
Loss per common share:
    Loss before extraordinary item                               $     (1.86)    $     (1.44)    $     (1.01)
    Extraordinary item                                                 (0.10)              -               -
                                                                 -----------     -----------     -----------
    Loss                                                         $     (1.96)    $     (1.44)    $     (1.01)
                                                                 ===========     ===========     ===========
Weighted average number of common shares
outstanding during the period                                     74,675,000      73,748,000      86,277,000
                                                                 ===========     ===========     ===========


                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                          Year ended May 31,
                                                               ------------------------------------------
                                                                    1997           1996           1995
                                                               ------------     ----------     ----------
OPERATING ACTIVITIES:
   Cash  received from subscribers and others                  $   774,680      $ 590,137      $ 494,671
   Cash paid to suppliers, employees and
       governmental agencies                                      (482,936)      (333,930)      (289,606)
   Australian operations                                                 -         (1,213)             -
   Interest paid                                                  (162,409)      (154,219)      (108,933)
                                                               -----------      ---------      ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                 129,335        100,775         96,132
                                                               -----------      ---------      ---------
INVESTING ACTIVITIES:
   Capital expenditures                                           (170,767)      (100,287)      (109,737)
   Cable television and wireless telephone
       franchise expenditures                                       (2,916)        (2,723)        (1,012)
   (Acquisition) disposition of other assets                          (648)         1,969         (7,116)
   Acquisition and exchanges of cable television and
      wireless telephone systems                                   (35,446)      (355,215)      (219,315)
   Australian activities                                                 -        (24,434)             -
   Purchase of marketable securities                                     -              -         (5,350)
   Distributions received from equity investments                    6,863          6,870          2,896
   Capital contributed to equity investments                        (2,878)        (1,463)        (3,783)
                                                               -----------      ---------      ---------
         NET CASH USED IN INVESTING ACTIVITIES                    (205,792)      (475,283)      (343,417)
                                                               -----------      ---------      ---------
FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                            1,162,000        728,500        761,984
   Principal payments on long-term debt                         (1,079,200)      (415,956)      (306,038)
   Debt issuance costs                                             (12,666)        (5,025)       (14,072)
   Purchase of treasury stock                                       (2,359)          (158)      (110,092)
   Cash contributed by joint venture partners                            -              -         25,871
   Payment of subsidiary preferred stock dividends                  (7,918)             -              -
   Issuance of common stock                                          3,955          2,975          1,191
   Issuance of subsidiary preferred and common
      stock, net of related costs                                        -              -         49,426
                                                               -----------      ---------      ---------
             NET CASH PROVIDED BY
             FINANCING ACTIVITIES                                   63,812        310,336        408,270
                                                               -----------      ---------      ---------
NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                     (12,645)       (64,172)       160,985
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
   OF YEAR                                                         164,592        228,764         67,779
                                                               -----------      ---------      ---------
CASH AND SHORT-TERM INVESTMENTS - END OF YEAR                  $   151,947      $ 164,592      $ 228,764
                                                               ===========      =========      =========


                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                              Amounts in Thousands


                                                                                    Year ended May 31,
                                                                           ---------------------------------------
                                                                              1997          1996          1995
                                                                           ----------    -----------    ----------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES

NET LOSS                                                                   $(141,875)    $(102,117)     $(82,625)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization                                             261,778       216,777       171,931
   Gain on sale of assets                                                          -        (4,176)            -
   Minority interest in loss of subsidiaries                                 (15,451)       (8,417)      (19,343)
   Deferred income taxes                                                     (38,145)      (37,170)      (11,518)
   Non cash interest charges                                                  28,769        28,044        18,792
   Write-down of Australian assets                                            40,000        10,000             -
   Non cash Australian operations                                                  -         8,554             -
   Other                                                                     (14,558)      (16,016)       (2,897)
   Change in assets and liabilities net of effects of acquired cable television and wireless telephone systems:
         Accounts receivable - (increase)                                     (1,336)       (4,014)       (3,738)
         Prepaid expenses and other current assets
              (increase)                                                      (2,279)         (249)         (179)
         Accounts payable and accrued expenses - increase/(decrease)          10,632        (5,179)       23,335
         Customers' deposits and prepayments - increase                        1,800         6,584         2,374
         Net working capital change - Australian operations                        -         8,154             -
                                                                           ---------     ---------      --------
                                 Total adjustments                           271,210       202,892       178,757
                                                                           ---------     ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $ 129,335     $ 100,775      $ 96,132
                                                                           =========     =========      ========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
          (AMOUNTS IN THOUSANDS EXCEPT SUBSCRIBER, POP AND SHARE DATA)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Century Communications Corp., all of its subsidiaries and certain partnership interests (the "Company") from their respective dates of acquisition (see Note 3). Included in subsidiaries are the 50% indirectly-owned: Century Venture Corp. and Subsidiary, Century-ML Cable Venture and Subsidiary, and Citizens Century Cable Television Venture (see Note 10). In addition, the consolidated financial statements include the accounts of Centennial Cellular Corp., ("Centennial"), an approximately 32% owned company (at May 31, 1997) in which the Company controls approximately 74% of the voting power of the common shares. During the fiscal year ended May 31, 1996, the Company, for accounting and reporting purposes, consolidated the operations of East Coast Pay Television Pty. Limited, ("ECT") an Australian Company. ECT was previously accounted for by the equity method of accounting. There was no significant impact on the consolidated statement of operations as a result of this change. The Company has determined to pursue a strategy to sell its investments in its Australian operations, including ECT (see Note 3 - Australian Pay Television). All material intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of pay television revenues. Such programmers' share netted against service income amounted to $114,591, $92,014, and $69,572 in 1997, 1996 and 1995, respectively.

Wireless telephone service income includes service revenues and charges for installation and connections, net of land line charges of $28,049, $20,000, and $15,030 in 1997, 1996 and 1995, respectively.

Charges for installations and connections for both cable television and wireless telephone operations are recognized into revenue upon completion of the installation or reconnection. Subscriber services paid in advance are recognized as income when earned.

INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Company classifies its investments in debt and equity securities as available for sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Unrealized holding gains and losses, net of the related income tax effect on these securities are excluded from earnings and are reported as a separate component of stockholders' deficiency until realized.

Equity securities at May 31, 1997 and 1996 are stated at their fair market values. The adjusted cost basis of these equity securities at May 31, 1997 and 1996 was $32,255. The Company recorded a decrease in the unrealized gain of $7,950 during the year ended May 31, 1997 and an increase in the unrealized gain of $6,397 and $14,416 during the years ended May 31, 1996 and 1995, respectively. As of August 13, 1997, the market value of these securities had declined approximately $4,500 from May 31, 1997.

DEBT ISSUANCE COSTS

Costs associated with the issuance of the Company's debt securities and credit facilities (Note 6) have been capitalized and are being amortized on a straight-line basis over the lives of the issues.

EQUITY INVESTMENTS IN CABLE TELEVISION AND WIRELESS SYSTEMS

The Company records such investments at purchased cost at the date of acquisition and adjusts for the Company's share of net income or loss from the acquisition date. At May 31, 1997, the Company's equity investments principally consist of a $94,153 investment in wireless minority interests (see Note 12). The difference of $123,024 between the cost of the Company's equity investments in wireless systems and the underlying book value is amortized over ten years. Accumulated amortization at May 31, 1997, 1996 and 1995 was $69,878, $57,588 and $45,341, respectively (see Note 12).

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the following estimated useful lives of the assets:

        Buildings                                             15 - 25 years
        Cable television and cellular telephone
               transmission and distribution systems

               and related equipment                          8 - 15 years
        Miscellaneous equipment and furniture and
               fixtures                                       3 - 15 years

The cost of connections for new cable television subscribers are capitalized at standard per subscriber rates for labor, materials and overhead. Expenditures for maintenance and repairs are charged to operating expense as incurred, and betterments, replacement equipment and additions are capitalized.

CABLE TELEVISION FRANCHISES

Cable television franchises principally consist of amounts allocated under purchase accounting (see Note 3). Such amounts are amortized using the straight-line method over the lives of the franchises (generally ranging from 10 to 15 years).

WIRELESS TELEPHONE LICENSES

Wireless telephone licenses consist of amounts allocated under purchase accounting (see Note 3). Such amounts are amortized, commencing with the date of operations, using the straight-line method over a period of 10 and 40 years for cellular and personal communications services ("PCS") licenses, respectively. Centennial, during the fiscal years ended May 31, 1997 and 1996, capitalized interest costs of $2,752 and $5,200, respectively, related to the acquisition of the PCS license.

EXCESS OF PURCHASE PRICE OVER VALUE OF NET ASSETS ACQUIRED

The excess of purchase price over value of net assets acquired ("goodwill") is being amortized using the straight-line method over a period of 40 years.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes" which provides that the deferred tax provision is determined by the liability method. Deferred tax assets and liabilities are recognized based on the differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

LOSS PER COMMON SHARE

Loss per common share is calculated using the weighted average number of common shares outstanding during each period. Loss per common share, as shown on the Consolidated Statements of Operations for the periods presented, does not include stock options as a common stock equivalent as their effect on loss per share is antidilutive. The loss per common share reflects a charge for the dividend on subsidiary convertible redeemable preferred stock of $4,850, $4,256 and $4,419 for the years ended May 31, 1997, 1996 and 1995, respectively.

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

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements ending after December 15, 1997. This statement supercedes Accounting Principles Board Opinion No. 15 and replaces the presentation of primary Earnings Per Share ("EPS") on the face of the statement of operations. Adoption of SFAS 128 would not result in a change of EPS previously reported by the Company using APB 15. Disclosure of Diluted EPS is not required due to the anti-dilutive effect of the Company's equity instruments.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure", Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. The Company believes these Statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted in Fiscal 1998.

NOTE 2.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the years ended May 31, 1997, 1996 and 1995. The reclassifications result primarily from the Company's acquisitions (including deferred taxes) and exchanges and consolidation of entities previously accounted for by the equity method of accounting:

                                        1997           1996          1995
                                     --------        --------      ---------

Current assets                      $               $  3,835        $
Property, plant and equipment                          3,026
Marketable securities                                  6,398         14,416
Equity investments                                   (86,941)
Cable television franchises          (14,828)        111,067
Wireless telephone licenses                            2,635
Goodwill                              14,828          10,659         72,343
Other assets                                          (1,338)
                                    --------        --------        -------
                                    $     --        $ 49,341        $86,759
                                    ========        ========        =======

Current liabilities                 $   (462)       $ 27,225        $
Deferred taxes                                        13,529         72,343
Minority interest                                        650
Additional paid in capital                             1,539
Other stockholders' deficiency           462           6,398         14,416
                                    --------        --------        -------
                                    $     --        $ 49,341        $86,759
                                    ========        ========        =======

NOTE 3.  ACQUISITIONS

During the three year period ended May 31, 1997, the Company acquired the net assets of cable television and wireless telephone systems as follows:

                                                                    AMOUNTS ALLOCATED TO
                                                           -----------------------------------------
                               NUMBER OF        TOTAL         CABLE       WIRELESS         PROPERTY
                                SYSTEMS       PURCHASE     TELEVISION     TELEPHONE        PLANT AND
                               ACQUIRED         PRICE      FRANCHISES     LICENSES         EQUIPMENT
                               --------       --------     ----------     ---------        ---------
EQUIPMENT
Year ended May 31, 1997            1          $ 35,316       $     --      $ 33,429        $  1,234
Year ended May 31, 1996            5          $329,868       $212,693      $  9,623        $111,565
Year ended May 31, 1995           20          $381,661       $109,359      $214,088        $  52,265

These transactions have been accounted for as purchases and the results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the dates of acquisition. The Company has recorded the purchase price of the cable television and wireless telephone systems at the fair market value of acquired assets on the dates of acquisition with the excess purchase price being recorded to cable television franchises and wireless telephone licenses.

CABLE TELEVISION DIVISION ACQUISITIONS

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

During the year ended May 31, 1995, the Company acquired ten cable television systems for a total purchase price of $153,129 consisting of $109,254 in cash (including the assumption of acquired current liabilities) and 3,581,632 shares of the Company's Class A Common Stock valued at $43,875, and issued an additional 1,732,357 shares in fiscal 1997 in relation to the acquisition.

WIRELESS TELEPHONE DIVISION ACQUISITIONS, EXCHANGES AND DISPOSITIONS

On September 12, 1996, Centennial acquired, for approximately $35,000 in cash, 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately $33,429 of the purchase price was allocated to cellular telephone license.

On October 31, 1995, Centennial acquired (i) a 94.3% interest in the wireless telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for Centennial's wireless telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net
Pops), the license rights and assets located in and covering Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by Centennial of approximately $5,580 subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA and additional 12.7% minority interest in the Lake Charles, Louisiana MSA for a cash payment of approximately $2,951.

On June 30, 1995, Centennial acquired the wireless telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by Centennial in exchange for Centennial's wireless telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, Centennial sold its 72.2% interest in the wireless telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914 subject to adjustment. The Company recognized a gain of approximately $4,176 as a result of the sale.

During 1995, Centennial was the successful bidder for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted and paid by Centennial was $54,672.

Centennial also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to the Company in December, 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

During the year ended May 31, 1995, Centennial completed ten wireless market acquisitions for a total purchase price of $173,860 consisting of $51,761 in cash (including the assumption of acquired current liabilities) and 7,023,383 shares of Centennial's Class A Common Stock valued at $122,099. An additional 226,665 shares of Centennial's Class A Common Stock were issued during fiscal 1996 to satisfy a post closing adjustment to the purchase price of one of the acquisitions completed during the year ended May 31, 1995.

AUSTRALIAN PAY TELEVISION

Since fiscal 1994, the Company has invested, through a wholly-owned subsidiary, approximately $148,000 in the Australian Pay TV industry, including approximately $126,000 in ECT. The Company's investment in ECT was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long-term management agreements with ECT.

The Company also holds a 25% interest in a joint venture which provides programming to ECT and other pay television services in Australia. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc. ("UIH"), a leading international provider of pay television services.

Since the fourth fiscal quarter of fiscal 1996, the Company has written down $50,000 of its Australian investment. The Company has determined to pursue a strategy to sell its investments in its Australian operations and has retained an investment banker to assist in the separate sale of ECT and XYZ. It has also determined to make no further investments in ECT. Once the Company has developed its formal plan for disposition, including the means to complete that plan and the period expected to be required for completion of the disposition, the Company anticipates accounting for its Australian operations as discontinued operations.

The Company is currently unable to predict the ultimate resolution of these matters. At May 31, 1997, the remaining net book value of its investments in the various aspects of the Australian pay television industry, after giving effect to the aforementioned write-down of Australian assets and the Company's percentage of cumulative losses of ECT and XYZ, aggregated approximately $24,000. The Company currently believes that the remaining net book value is realizable.

The following summarizes the assets, stockholders' deficiency and results of operations of XYZ which was accounted for by the equity method during the years ended May 31, 1997, 1996 and 1995. All amounts have been derived from XYZ's financial statements and adjusted for interim financial activity from the Australian Venture's year end to the Company's fiscal year end and have been converted to U.S. dollars using the exchange rates for the applicable periods (amounts in thousands and unaudited).

                                            1997         1996           1995
                                            ----         ----           ----
        Assets                         $    11,786     $  14,400      $  9,388
        Stockholders' deficiency           (48,180)      (31,128)       (2,220)
        Net loss                           (17,052)      (28,908)       (2,220)

The Company's equity share of XYZ's net loss amounted to $4,263, $7,126 and $800 and is recorded in other income on the Company's consolidated statement of operations for the years ended May 31, 1997, 1996 and 1995, respectively.

The components of costs and expenses included in Australian operations in the Company's financial statements at May 31, 1997 and 1996 were as follows:

                                                     1997           1996
        Cost of services                            $16,054        $10,546
        Selling, general and administrative          14,508         13,521
                                                    -------        -------
                                                    $30,562        $24,067
                                                    =======        =======

PRO FORMA INFORMATION

The summary pro forma information includes the results of the Company and all acquisitions and pending acquisitions, in each case as if such acquisitions had been consummated as of June 1, 1994 (unaudited).

                                               YEAR ENDED MAY 31,
                                  --------------------------------------------
                                     1997             1996             1995
                                  ----------       ----------       ----------
Revenues                           $ 660,763        $ 574,586       $ 514,898

Net loss                           $(145,451)       $(125,368)      $(109,707)

Loss per common share              $  (2.01)        $   (1.72)      $  (1.25)

Pro forma loss per common share for the years ended May 31, 1997, 1996 and 1995 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 4.  TRANSACTIONS WITH RELATED PARTIES

The Company purchased workers compensation and general insurance from Sentry Insurance (holder of 6.3% of Class B Common stock at May 31, 1997) and its affiliated companies. In fiscal 1996 and 1995 the Company also purchased group health, life and casualty insurance coverage. The Company paid a total of $7,810, $10,155 and $8,462 for such insurance for the fiscal years ended May 31, 1997, 1996 and 1995, respectively.

Leavy, Rosensweig & Hyman of which David Z. Rosensweig is a member, serves as General Counsel to the Company. Mr. Rosensweig is also a director and secretary of the Company. The Company paid approximately $2,008, $1,772 and $1,960 to Leavy, Rosensweig & Hyman for the fiscal years ended May 31, 1997, 1996 and 1995, respectively.

The Company believes that all transactions between it, Sentry Insurance and Leavy, Rosensweig & Hyman have been on terms no less favorable to the Company than would have been available from nonaffiliated parties.

NOTE 5.  ACCOUNT ANALYSIS

Property, plant and equipment consists of the following:

                                                                     MAY 31,
                                                         ------------------------------
                                                             1997                1996
                                                         -----------          -------
        Land                                               $    8,651        $    8,344
        Buildings                                              35,674            35,873
        Cable television and wireless telephone
            transmission and distribution systems

            and related equipment                           1,021,686           969,031
        Miscellaneous equipment and furniture
            and fixtures                                       57,226            51,289
        Australian plant and equipment                         21,524            20,979
                                                           ----------        ----------
                                                            1,144,761         1,085,516
        Less accumulated depreciation                        (429,343)         (433,909)
                                                           ----------        ----------
                                                           $  715,418        $  651,607
                                                           ==========        ==========


Depreciation expense was approximately $119,336, $89,299 and $73,571 for the fiscal years ended May 31, 1997, 1996, and 1995, respectively. Approximately $4,743 of accumulated depreciation was written off in relation to the sale of wireless telephone equipment during the year ended May 31, 1997. During fiscal 1997 the Company wrote-off $119,000 of fully depreciated property, plant and equipment.

Accrued expenses and other current liabilities consist of the following:

                                               MAY 31,
                                     -------------------------
                                        1997           1996
                                     --------         --------
Accrued Interest                     $ 32,409         $ 22,921
Accrued capital purchases              11,317             --
Accrued unpaid invoices                 9,620             --
Australian A/P & Accrued               17,070           20,874
Accrued Other                          58,821           51,883
Customer Deposits & Prepaids           21,170           19,370
                                     --------         --------
                                     $150,407         $115,048
                                     ========         ========

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                               MAY 31,
                                                                    ----------------------------
                                                                       1997              1996
                                                                    ---------         ----------
        Credit facility (a)                                         $  324,000        $  305,000
        Credit facility (b)                                            165,000           226,000
        9 1/2% Senior notes due 2000 (c)                               150,000           150,000
        9 3/4% Senior notes due 2002 (d)                               200,000           200,000
        11 7/8% Senior subordinated debentures due 2003 (e)                 --           204,000
        Zero Coupon Senior discount notes due 2003 (f)                 265,381           242,962
        9 1/2% Senior notes due 2005 (g)                               250,000           250,000
        8 7/8% Senior Notes due 2007 (h)                               250,000                --
        Subsidiary 8 7/8% Senior notes due 2001 (i)                    250,000           250,000
        Subsidiary 9.47% Senior secured notes due 2002 (j)             100,000           100,000
        Subsidiary 10 1/8% Senior notes due 2005 (k)                   100,000           100,000
        Subsidiary revolving credit and term loan (l)                   53,500            53,500
        Subsidiary credit facility (m)                                  74,000                --
        Subsidiary credit facility (n)                                   5,000                --
        Subsidiary credit facility (o)                                      --                --
        Other, including Australian operations                          15,111             15,233
                                                                    ----------        ----------
                                                                     2,201,992         2,096,695
        Current maturities                                              15,011            15,084
                                                                    ----------        ----------
                                                                    $2,186,981        $2,081,611
                                                                    ==========        ==========


(a) On August 4, 1995, as amended August 12, 1996, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a three year, $525,000 unsecured revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CCC-I to repay existing indebtedness of CCC-I ($148,000 at May 31, 1995) and will be used for working capital and general corporate purposes. The repayment by CCC-I of its existing indebtedness discharged all of CCC-I's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. During fiscal 1996, the Company incurred a non cash charge of $2,647 reflecting the write off of debt issuance costs associated with the replaced credit agreement. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. At May 31, 1997, CCC-I's weighted average interest rate was 7.2%. This credit facility restricts the incurrence of certain additional debt by CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. The carrying value of the credit facility approximates fair value which was based upon the current rates offered to the Company for debt with similar remaining maturities.

The agreement expires on August 31, 2004 and provides for mandatory principal repayments, among other possible reductions, in the following percentages:

                      LAST DAY            LAST DAY           LAST DAY            LAST DAY
YEAR                 OF FEBRUARY           OF MAY            OF AUGUST          OF NOVEMBER
----                 -----------           ------            ---------          -----------
1999                     --                   --                   --              4.00%
2000                   4.00%                4.00%              4.00%               4.50%
2001                   4.50%                4.50%              4.50%               5.25%
2002                   5.25%                5.25%              5.25%               5.75%
2003                   5.75%                5.75%              5.75%               5.50%
2004                   5.50%                5.50%              5.50%                 --

The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met.

(b) On June 30, 1994, as amended August 12, 1996, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company entered into a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility may be used for acquisitions, working capital and general corporate purposes. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. At May 31, 1997, CCC-II's weighted average effective interest rate was 7.9%. This credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. The carrying value of the credit facility approximates fair value which was based upon the current rates offered to the Company for debt with similar remaining maturities.

The agreement expires on August 31, 2004 and provides for mandatory principal repayments, among other possible reductions, in the following percentages:

                      LAST DAY            LAST DAY           LAST DAY           LAST DAY
YEAR                 OF FEBRUARY           OF MAY            OF AUGUST         OF NOVEMBER
----                 -----------           ------            ---------         -----------
1999                     --                   --                 --                2.50%
2000                   2.50%                2.50%              2.50%               5.00%
2001                   5.00%                5.00%              5.00%               5.00%
2002                   5.00%                5.00%              5.00%               6.25%
2003                   6.25%                6.25%              6.25%               6.25%
2004                   6.25%                6.25%              6.25%                 --

During the year ended May 31, 1996, all of the Company's obligations with respect to Hedge Agreements expired. Based upon current market conditions and current mix of fixed and floating rate debt securities of the Company and the elimination of any future hedge requirements in its current bank credit facilities, the Company currently has no plans to renew, extend or replace the Hedge Agreements.

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

The 9 1/2% Notes provide that the holders will have the right to require the Company to purchase the 9 1/2% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the 9 1/2% Notes. At May 31, 1997 and 1996, the 9 1/2% Notes were trading at 103.3% and 100.4% of par or $154,905 and $150,615, respectively.

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

The 9 3/4% Notes provide that the holders will have the right to require the Company to purchase the 9 3/4% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the 9 3/4% Notes. At May 31, 1997 and 1996, the 9 3/4% Notes were trading at 104.2% and 100.5% of par or $208,400 and $200,920, respectively.

(e) On October 17, 1991, the Company redeemed all of its $200,000 12 3/4% Senior Subordinated Reset Debentures Due 2000 and concurrently sold $204,000 11 7/8% Senior Subordinated Debentures Due 2003 (the "Debentures"). The Debentures were called by the Company on April 15, 1997 at a redemption price of 105% of the principal amount. Accordingly, the amount required to retire the 11 7/8% Debentures at April 15, 1997 was $214,200 plus accrued interest of $12,113. As a result of the early redemption, the Company recorded a $7,582 net loss on early retirement of debt as an extraordinary item, net of income taxes of $5,379.

(f) On April 1, 1993, the Company issued Senior Discount Notes Due 2003 ("the Discount Notes") in the discounted amount of $183,678 yielding 8.875% annually to maturity. The Discount Notes mature on March 15, 2003 at $444,000. There will be no periodic payments of interest on the Discount Notes, and they may not be redeemed prior to maturity. During the years ended May 31, 1997 and 1996, approximately $22,419 and $20,526 of interest, respectively was amortized in the consolidated financial statements.

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

The Discount Notes provide that the holders will have the right to require the Company to purchase the Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the Discount Notes. At May 31, 1997 and 1996, the Notes were trading at 58.1% and 50.0% of par or $258,097 and $221,867, respectively.

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

The 9 1/2% Notes provide that the holders will have the right to require the Company to purchase the 9 1/2% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reductions in the ratings of the 9 1/2% Notes. At May 31, 1997 and 1996, the Notes were trading at 102.8% and 98.9% of par or $257,075 and $247,200, respectively.

(h) On January 17, 1997, the Company issued Senior Notes Due 2007 ("8 7/8% Notes") in the principal amount of $250,000 which mature on January 15, 2007. The 8 7/8% Notes were issued pursuant to a prior $500,000 shelf registration of the Company's securities filed with the SEC on October 26, 1993. The 8 7/8% Notes bear interest at 8 7/8% payable semiannually on January 15 and July 15 of each year commencing July 15, 1997. The 8 7/8% Notes may not be redeemed prior to maturity.

The 8 7/8% Notes will rank pari pasu with all existing and future Senior Indebtedness (as that term is used in the Prospectus) of the company, including the 9 3/4% Senior Notes Due 2002, the 9 1/2% Senior Notes Due 2000, the Senior Discount Notes due 2003 and the 9 1/2% Senior Notes due 2005 and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The 8 7/8% Notes provide that the holders will have the right to require the Company to purchase the 8 7/8% Notes following a transaction or transactions which reduce below 300 the number of record holders of the Company's Class A Common Stock and which result in certain reduction in ratings of the 8 7/8% Notes. At May 31, 1997 the Notes were trading at 97.11% of par or $242,775.

The net proceeds received by the Company from the sale of the 8 7/8% Notes, of approximately $244,607, were used to temporarily repay a portion of the long-term debt outstanding under two credit agreements executed by subsidiaries of the Company. The net proceeds were used to retire $204,000 aggregate principal amount of 11 7/8% Senior Subordinated Debentures due 2003 issued by the Company in October 1991 (the "11 7/8% Debentures"). The 11 7/8% Debentures were called by the Company on April 15, 1997 at a redemption price of 105% of the principal amount thereof. Accordingly, the amount required to retire the 11 7/8% Debentures at such time was $214,200 plus accrued interest of $12,113. The effect of the redemption resulted in an extraordinary loss of approximately $7,582, net of income taxes, reflecting the call premium and write-off of deferred financing costs. The balance of the net proceeds may be used by the Company for general corporate purposes, including but not limited to the financing of capital expenditures, investments, purchases of the Company's securities and acquisitions. Pending any specific application, the net proceeds will be added to working capital and invested in short-term interest bearing obligations.

(i) On November 15, 1993, Centennial issued $250,000 of eight year unsecured Senior Notes (the 8 7/8% Notes). The interest on these notes is payable semi-annually at an interest rate of 8 7/8%. The interest is computed on the basis of a 360-day year (twelve 30 day months). The maturity date of the 8 7/8% Notes is November 1, 2001 unless redeemed earlier at the option of Centennial, however not prior to May 1, 1999. If early redemption is sought during the twelve-month period beginning May 1 of each of the following years, the redemption price is calculated using:

                 YEAR                         PERCENTAGE
                 ----                         ----------
                 1999                           105.25%
                 2000                           103.50%
                 2001                           101.75%

The proceeds of the 8 7/8% Notes were used to retire all outstanding bank debt. At November 15, 1993, the amount was $182,700. Costs associated with the bond offering were capitalized and are being written off on a straight-line basis over the life of the issue. At May 31, 1997 and 1996, the 8 7/8% Notes were trading at 99.47% and 93.74% of par or $248,675 and $234,350, respectively.

(j) On December 31, 1992, Century-ML Cable Corporation ("CML") and Century/ML Cable Venture ("CCV"), subsidiaries of the Company through which the Company owns a 50% interest in cable television systems in Puerto Rico, entered into separate note agreements (the "Note Agreements") with a group of institutional lenders providing for the issuance by CML of $100,000 aggregate principal amount of its 10-year 9.47% Senior Secured Notes Due 2002. Interest on the Notes is payable semiannually and principal will be payable in installments of 20% of the original principal amount beginning on September 30, 1998, with final maturity at September 30, 2002. The Notes are subject to various other prepayment provisions, including prepayment with premium at the option of CML at any time prior to their expressed maturity and prepayment with premium at the option of the holders thereof upon the occurrence of certain events involving changes in control of CML and CCV. The Note Agreements contain various financial and operating covenants, including, among other things, maintenance of certain financial ratios, restrictions on the ability of CML and CCV to incur indebtedness or liens and to make certain distributions and capital expenditures and limits on certain other corporate actions. The Notes are entitled to the benefits of certain security agreements and guarantees, including a guaranty by CCV of the payment of all principal of, premium, if any, and interest on the notes. The notes are secured by substantially all of the assets of CCV. The carrying value of the credit facility approximates fair value which was estimated based upon the current rates offered to CCV for debt with similar remaining maturities.

Proceeds from the issuance of the Notes were used to repay all principal and interest outstanding on CML's credit facility. Concurrent with issuance of the Notes, CML amended and restated its existing credit facility effective December 31, 1992 ("the Second Restated Credit Agreement"). The Second Restated Credit Agreement provided for a committed credit line of $20,000 which reduced to $12,650 on May 31, 1996. This facility was canceled on May 31, 1997. At May 31, 1996, no amounts were outstanding on this facility.

(k) On May 11, 1995, Centennial issued $100,000 of ten year unsecured Senior Notes ("the 10 1/8% Notes"). The interest on the 10 1/8% Notes is payable semi-annually on the basis of a 360-day year (twelve 30 day months). The 10 1/8% Notes rank pari passu with Centennial's 8 7/8% Notes and may not be redeemed prior to maturity on May 15, 2005. Costs associated with the May 11, 1995 bond offering were capitalized and will be written off on a straight-line basis over the life of the issue. At May 31, 1997 and 1996, the 10 1/8% Notes were trading at 104.25% and 98.72% of par or $104,250 and $98,720, respectively.

Both the 8 7/8% and 10 1/8% Notes restrict Centennial from directly or indirectly declaring or paying any dividends on its presently or subsequently issued common stock, limit the ability of Centennial to incur additional indebtedness and limit making any distributions of assets to its stockholders. At May 31, 1997, Centennial was in compliance with all covenants of the Notes.

(l) On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year, $80,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b)"Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined.

The agreement expires on February 28, 2004 and provides for a reduction in the aggregate commitment, among other possible reductions, in the following amounts:

                      LAST DAY                 LAST DAY            LAST DAY               LAST DAY
YEAR                 OF FEBRUARY                OF MAY            OF AUGUST             OF NOVEMBER
----                 -----------               --------           ---------             -----------
1998                   $   --                   $   --              $1,875                $1,875
1999                    1,875                    1,875               2,500                 2,500
2000                    2,500                    2,500               3,125                 3,125
2001                    3,125                    3,125               3,750                 3,750
2002                    3,750                    3,750               3,750                 3,750
2003                    3,750                    3,750               6,667                 6,667
2004                    6,666

The credit facility restricts the incurrence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met.

(m) On April 25, 1997, Centennial Puerto Rico Wireless Corporation ("CPRW") entered into a $130,000 revolving credit Facility with Citibank, N.A. which converts to a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds of the Puerto Rico Credit Facility will be used primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used for working capital and general corporate purposes and were used to pay certain cash dividends to Centennial as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the new credit facility are based on, at the election of CPRW,
(a) the "Base Rate", as
defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility is non-recourse to Centennial and the Company. The Puerto Rico Credit Facility is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries. The Puerto Rico Credit Facility restricts the incurrence of certain additional debt and requires that certain operating tests be met. At May 31, 1997, $74,000 was outstanding under the Puerto Rico Credit Facility.

(n) On September 12, 1996, Centennial entered into a $50,000 credit facility with Citibank, N.A., which was amended April 22, 1997 (the "Amended Credit Facility"). The commitment of the lenders under such Amended Credit Facility may be increased to $90,000 at the election of the lenders. As of July 30, 1997, the commitment was increased to $75,000. The Amended Credit Facility terminates on January 31, 2001. Approximately $35,000 of the facility was used to fund the Benton Harbor, Michigan wireless telephone system acquisition (see Acquisitions
- Centennial), and has since been repaid. The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Amended Credit Facility is based at the election of Centennial, on (a) the "Base Rate", as defined, plus a margin of 2% or (b) the "Eurodollar Rate", as defined, plus a margin of 3%. The Amended Credit Facility is secured by the pledge of stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Amended Credit Facility is further guaranteed by certain of Centennial's subsidiaries holding Investment Interests. The Amended Credit Facility restricts the incurrence of certain additional debt, limits Centennial's ability to pay dividends and requires that certain operating tests be met. At May 31, 1997, $5,000 was outstanding under the Amended Credit Facility.

(o) On April 15, 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year revolving credit facility in the principal amount of $200,000 with Bank of America and Societe General, which converts into a five-year term loan. The facility is secured by the assets of CCCTV. The loan is non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments commencing June 30, 2000 and expiring on March 31, 2005. The agreement provides for mandatory principal repayments, among other possible reductions, in the following percentages:

                          Last Day of         Last day of          Last day of          Last day of
        Year                 March                June              September            December
        ----                 -----                ----              ---------            --------
        2000                   -                 2.33%                2.33%               2.33%
        2001                 4.00%               4.00%                4.00%               4.00%
        2002                 5.00%               5.00%                5.00%               5.00%
        2003                 5.25%               5.25%                5.25%               5.25%
        2004                 7.13%               7.13%                7.13%               7.13%
        2005                 7.50%                 --                    --                  --

The facility requires mandatory prepayments of principal refinancing to the extent that the loan balance exceeds the refinancing on the working capital commitment (as defined in the facility). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate, certificate of deposit rate, or the Eurodollar rate, plus the applicable margin (as defined in the facility). The principal use of proceeds will be to fund acquisitions as well as general corporate purposes. No amounts were outstanding under the facility at May 31, 1997.

The aggregate annual principal payments for the next five years and thereafter are summarized as follows (amounts in thousands):

               1998                        $   15,011
               1999                            27,550
               2000                            81,305
               2001                           275,295
               2002                           599,520
               2003 and thereafter          1,203,311
                                           ----------
                                           $2,201,992
                                           ==========

At May 31, 1997, the Company and its subsidiaries were in compliance with all covenants of the above noted agreements.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

PENDING ACQUISITIONS

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which serve an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company ("Citizens Utilities" or "Citizens") have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,500. The Company currently expects to fund the acquisitions using available credit facilities. The purchase of these systems by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisitions will be consummated.

STOCK REPURCHASE

In October 1992, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its Class A Common Stock in the open market and in privately negotiated transactions, depending on prevailing market conditions. During August, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 5,000,000 additional shares of Class A Common Stock, depending on prevailing market conditions. The Company purchased 171,500 shares of its own Class A Common Stock in the open market for a purchase price of $660 during the fourth quarter of fiscal 1997. Subsequent to May 31, 1997, the Company purchased 736,000 of such shares in the open market for a purchase price of $3,990. These shares purchased in fiscal 1997 and 1998 have been accounted for as Treasury Shares during the respective fiscal years.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000, shares of Centennial's Class A Common Stock, depending on prevailing market conditions. Subsequent to May 31, 1997 Centennial purchased 244,000 shares of its own Class A Common Stock in the open market for a purchase price of $3,902. Subsequent to May 31, 1997, Centennial announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions.

EQUITY INVESTMENTS IN WIRELESS TELEPHONE SYSTEMS

Centennial has determined to pursue a strategy to sell or otherwise dispose of its minority equity investments in wireless telephone systems representing approximately 1,100,000 net pops. Centennial has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes that the fair market value of its minority equity investments exceeds the net book value of the recorded assets at May 31, 1997.

LEASES

At May 31, 1997, the Company's approximate annual lease obligations and expenses (under operating leases) were as follows:

         Pole rentals                                  $ 3,676
         Vehicles and equipment                            428
         Antenna site and property access                2,856
         Warehouse, studio and office                    5,342
                                                       -------
                                                       $12,302
                                                       =======

The above leases are substantially all short-term or cancelable by either party upon notice.

REGULATORY RESTRUCTURING CHARGE

The Company recorded a one time charge of $4,000 in the fourth quarter of fiscal 1995 in accordance with a plan adopted to restructure the Company's cable television operations in response to recent FCC mandated rules. The charge includes related employee severance costs, coincident with the restructuring. The restructuring charge was substantially cash in nature and did not result in a write-off of the Company's assets.

LETTERS OF CREDIT

The Company is a party to several letters of credit totaling $7,803. No payments have been made under these agreements.

LITIGATION

The Company and its subsidiaries are involved in litigation and regulatory matters which involve certain claims which arise in the normal course of business, none of which individually, or in the aggregate, in the opinion of management, is expected to have a materially adverse effect on the Company's consolidated financial position or results of operations.

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

TREASURY STOCK

On March 10, 1995, the Company purchased 20,000,000 shares of its Class B Common Stock from Sentry Insurance, a Mutual Company, of Stevens Point, Wisconsin ("Sentry Insurance") at an aggregate price of $110,000 utilizing existing credit lines. For the present, the acquired shares will be held in the Company's treasury. Upon acquisition the Class B shares were converted automatically to Class A shares. Prior to this acquisition, 65,406,115 shares of the Company's Class B Common Stock were outstanding of which 23,134,056 were held by Sentry Insurance.

During the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, the Company purchased 171,500 and 736,000 shares of the Company's Class A Common Stock in the open market. These shares were accounted for as treasury shares in the respective fiscal years (See Note 7).

At May 31, 1997 and 1996, the Company held 31,726,838 and 31,354,622 Class A
Common Shares, respectively, in its treasury.

The following table presents changes in the Company's stockholders' equity for the years ended May 31, 1997, 1996 and 1995.

                                                                 Common Stock
                                                 --------------------------------------------------
                                                      Class A                      Class B
                                                 ---------------------    -------------------------
                                                 Shares        Dollars    Shares            Dollars
                                                 ------        -------    ------            -------
Balance at June 1, 1994                         34,687,013      $347     66,177,130          $ 662

Shares issued in connection
  with employee incentive plans                    445,025         4

Class A shares purchased by the
  Company

Unrealized appreciation of
  marketable securities

Class A shares issued in conjunction
  with acquisitions                              3,581,632        36

Class B shares converted to
  Class A shares                                20,771,015       208    (20,771,015)          (208)

Net paid in capital contributed by
  minority interests

Accretion in liquidation value of
  subsidiary preferred stock

Vesting of subsidiary stock options

Net loss
                                                ----------     -----     ----------          -----
Balance at May 31, 1995                         59,484,685      $595     45,406,115          $ 454

Shares issued and acquired in connection
  with employee incentive plans                    461,595         4

Net paid in capital contributed by
   minority interests

Accretion in liquidation value of
  subsidiary preferred stock

Foreign currency translation adjustment

Unrealized appreciation of marketable
  securities

Vesting of subsidiary stock options

Net loss
                                                ----------     -----     ----------          -----
Balance at May 31, 1996                         59,946,280      $599     45,406,115          $ 454

Shares issued in connection
  with employee incentive plans                    711,490         7         25,000

Class A shares purchased by the
  Company

Class B shares converted to Class A
  shares                                           305,000         3       (305,000)            (3)

Class A shares issued in connection
  with acquisitions                              1,732,357        18

Subsidiary preferred stock dividends

Foreign currency translation adjustment

Change in unrealized appreciation of
  marketable securities

Income tax benefit-subsidiary
  stock options exercised

Net loss
                                                ----------     -----     ----------          -----
Balance at May 31, 1997                         62,695,127      $627     45,126,115          $ 451
                                                ----------     -----     ----------          -----
                                                ----------     -----     ----------          -----


                                               Additional
                                                Paid-in        Accumulated
                                                Capital          Deficit          Other        Total
                                               ---------       -----------     ----------    --------
Balance at June 1, 1994                         $105,301        $(322,426)     $ (27,512)    $(243,628)

Shares issued in connection
  with employee incentive plans                    1,219                                         1,223

Class A shares purchased by the
  Company                                                                       (110,092)     (110,092)

Unrealized appreciation of
  marketable securities                                                           14,416        14,416

Class A shares issued in conjunction
  with acquisitions                               43,839                                        43,875

Class B shares converted to
  Class A shares

Net paid in capital contributed by
  minority interests                              29,263                                        29,263

Accretion in liquidation value of
  subsidiary preferred stock                      (4,419)                                       (4,419)

Vesting of subsidiary stock options                  342                                           342

Net loss                                                          (82,625)                     (82,625)
                                               ----------       ---------     ----------     ----------
Balance at May 31, 1995                         $175,545        $(405,051)     $(123,188)    $(351,645)

Shares issued and acquired in connection
  with employee incentive plans                    2,971                            (158)        2,817

Net paid in capital contributed by
  minority interests                               1,238                                         1,238

Accretion in liquidation value of
  subsidiary preferred stock                      (4,256)                                       (4,256)

Foreign currency translation adjustment                                             (753)         (753)

Unrealized appreciation of marketable
  securities                                                                       6,397         6,397

Vesting of subsidiary stock options                  306                                           306

Net loss                                                         (102,117)                    (102,117)
                                               ----------       ---------     ----------     ----------
Balance at May 31, 1996                         $175,804        $(507,168)     $(117,702)    $(448,013)

Shares issued in connection
  with employee incentive plans                    3,948                                         3,955

Class A shares purchased by the
  Company                                                                         (2,359)       (2,359)

Class B shares converted to Class A
  shares                                                                                           --

Class A shares issued in connection
  with acquisitions                                  (18)                                          --

Subsidiary preferred stock dividends              (4,850)                                       (4,850)

Foreign currency translation adjustment                                              462           462

Change in unrealized appreciation of
marketable securities                                                             (7,950)       (7,950)

Income tax benefit-subsidiary
  stock options exercised                          1,987                                         1,987

Net loss                                                         (141,875)                    (141,875)
                                               ----------       ---------     ----------     ----------

Balance at May 31, 1997                         $176,871        $(649,043)     $(127,549)    $(598,643)
                                               ----------       ---------     ----------     ----------
                                               ----------       ---------     ----------     ----------

                                                                       May 31,
                                                      ---------------------------------------
Other stockholders' deficiency items:                  1997             1996           1995
-------------------------------------                 ------           ------         -------
Treasury stock, at cost                               $(140,121)     $(137,762)     $(137,604)
Unrealized appreciation of marketable
   securities                                            12,863         20,813         14,416
Foreign currency translation adjustment                    (291)          (753)             -
                                                     ----------       ---------     ----------
                                                      $(127,549)     $(117,702)     $(123,188)
                                                     ----------       ---------     ----------
                                                     ----------       ---------     ----------

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

                                YEAR ENDED MAY 31,
                  ----------------------------------------------
                     1997              1996                 1995
                  ---------          -------              ------
Current           $  7,486          $  2,844             $  3,457
Deferred           (38,144)          (37,170)             (11,518)
                  ---------         --------             --------
                  $(30,658)         $(34,326)            $ (8,061)
                  =========         =========            =========

Deferred income taxes result primarily from nondeductible depreciation and amortization resulting from book and tax basis differences of certain acquired subsidiaries.

The effective income tax rate of the Company differs from the statutory rate as a result of the effect of the following items:

                                                               YEAR ENDED MAY 31,
                                                ------------------------------------------------
                                                    1997              1996                  1995
                                                ----------         --------               ------
Computed tax benefit at federal
    statutory rate on loss before
    income taxes and minority
    interest                                   $   (63,141)    $   (50,701)        $   (40,059)
Computed tax benefit of
    Unconsolidated Tax Group                        10,553          11,842              15,186
Recognized tax benefit of
    Unconsolidated Tax Group                        (5,139)        (12,386)            (15,518)
Nondeductible amortization
    resulting from acquired
    subsidiaries                                     1,131           2,433               2,600
State and local income taxes,
    net of federal income tax
    effect                                          (3,782)         (2,760)             (1,832)
Tax benefits related to net operating
    and capital loss carryforwards
    not recognized and changes in
    valuation allowance                             29,685          17,246              30,722
Other                                                   35              --                 840
                                               -----------        --------         -----------
                                              $   (30,658)      $ (34,326)        $    (8,061)
                                               ============      =========         ============

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and (liabilities) are as follows:

                                                  YEAR ENDED MAY 31,
                                         ------------------------------
                                              1997                1996
                                         -----------           -------
Deferred Tax Assets:
Tax loss carryforward                      $ 200,974         $ 167,936
Valuation allowance                          (99,778)          (89,463)
                                           ---------         ---------
                                           $ 101,196         $  78,473
                                           =========         =========

Deferred Tax Liabilities:
Amortization of intangible assets          $  86,575         $ 105,817
Depreciation of fixed assets                  68,580            72,130
                                           ---------         ---------
                                           $ 155,155         $ 177,947
                                           =========         =========
Net deferred tax liabilities               $  53,959         $  99,474
                                           =========         =========

The valuation allowance recorded at May 31, 1997 and 1996 represents the portion of recorded tax loss carryforwards for which it is more likely than not that such carryforwards will not be realized.

The Company and its subsidiaries, except for the Unconsolidated Tax Group, have an investment tax credit carryover (after the 35% reduction mandated by TRA 86) for federal income tax purposes of approximately $11,428 and net operating loss carryforwards for federal income tax purposes of approximately $489,340 expiring through 2002 and 2012, respectively.

Century Venture Corporation and Subsidiaries have an investment tax credit carryover of approximately $2,032 and net operating loss carryforwards of approximately $11,224 which will expire through 2002 and 2012, respectively.

Centennial Cellular Corp. and Subsidiaries have approximately $105,372 of net operating loss carryforwards for federal income tax purposes, expiring through 2012 some of which are subject to limitation on their future utilization under
Section 382 of the Internal Revenue Code of 1986.

The operations of Century ML Cable Venture and Subsidiary are subject to Puerto Rico income taxes.

NOTE 10. JOINT VENTURES

The combined operations and certain other information related to the 50% indirectly owned Century Venture Corp. and Subsidiaries, Century-ML Cable Venture and Subsidiary and Citizens Century Cable Television Venture included in the consolidated balances of the Company are as follows:

                                                            YEAR ENDED MAY 31,
                                                      ---------------------------
                                                         1997              1996
                                                      -----------       ---------
Combined Statement of Earnings
Revenues                                               $110,811         $ 97,558
Costs and expenses:
        Costs of services                                32,072           26,917
        Selling, general and administrative              18,681           15,831
        Depreciation and amortization                    36,660           33,738
                                                       --------         --------
                                                         87,413           76,486
                                                       --------         --------
Operating Income                                         23,398           21,072
Other expense                                              --                550
Interest                                                 13,114           13,881
                                                       --------         --------
Income before taxes                                      10,284            6,641
Income tax provision                                      1,957            1,240
                                                       --------         --------
        Net Income                                     $  8,327         $  5,401
                                                       ========         ========
Combined Balance Sheet Data
Property, plant and equipment - net                    $102,572         $ 98,763
Total assets                                            311,766          291,013
Long-term debt                                          153,500          153,500
Total liabilities                                       195,875          183,447

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

As of May 31, 1997, approximately 250 employees were participating in the Option Plans.

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

Options granted under the Directors' Option Plan are nonqualified options not qualifying as incentive stock options under Section 422 of the Code. The option price that shares of the Company's Class A Common Stock may be purchased upon exercise of any option granted under the Directors' Option Plan, will be the fair market value of such shares on the last trading day prior to the date of the grant of such option. The Directors' Option Plan permits the exercise of options in cash, shares of Class A Common Stock valued at the fair market value on the date of purchase or a combination thereof. The maximum term of each option is five years and six months immediately succeeding the date of grant. Options granted under the Directors' Option Plan are not transferable by the holder other than by will or the laws of descent and distribution. During 1991 and 1990, options to purchase 8,052 and 6,710 shares, respectively, of Class A Common Stock were granted at an exercise price of $2.79 per share under the 1989 Directors' Option Plan. All of these options were exercised as of May 31, 1996. Under the 1993 Directors' Option Plan, options to purchase 3,000 shares of Class A Common Stock were granted during both fiscal 1997 and 1996 at an exercise price of $7.00 and $8.63 per share, respectively. 1,800 of these options were vested at May 31, 1997.

SUBSIDIARY EMPLOYEE STOCK OPTION PLANS

Since December 27, 1991, Centennial has awarded options to purchase approximately 1,722,782 shares of Centennial's Class A Common Stock to approximately 59 employees of Centennial, including executive officers and directors. During the fiscal years ended May 31, 1997, 1996 and 1995, the number of such options awarded were approximately 925,782, 0 and 452,000, respectively. All option shares issued under the Plan were adjusted subsequent to July 22, 1994 to account for the dilutive effect of Centennial's stock rights offering. At May 31, 1997, 364,274 options were exercisable.

SUBSIDIARY DIRECTOR OPTION PLAN

The Centennial Director Option Plan, adopted on October 27, 1993, provides for the grant of non-qualified options to purchase up to 50,000 shares of Centennial's Class A Common Stock to non-employee/officer directors of Centennial. Options for 1,000 shares of Centennial's Class A Common Stock shall be automatically granted under the Centennial Director Option Plan on the date of the annual meeting of shareholders of Centennial in each of years 1993 through 2002. Options become exercisable at the rate of 20% per year beginning with the first anniversary of the date of the grant. As of May 31, 1997, 14,200 options were awarded. No options had been exercised as of May 31, 1997.

A summary of the status of the Company's and Centennial's stock options as of May 31, 1995, 1996 and 1997 and changes during the years then ended is presented below:

The Company's Stock Options:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                    Number           Price
                                                  ---------        ---------
  1995   Outstanding at June 1, 1994              2,273,669          $6.78
         Granted                                    954,750           7.94
         Exercised                                 (222,025)          3.27
         Canceled                                   (45,353)          7.61
                                                 ----------
         Outstanding at May 31, 1995              2,961,041          $7.16

  1996   Granted                                    186,000          $8.86
         Exercised                                 (338,109)          3.53
         Canceled                                  (162,418)          7.43
                                                  ---------
         Outstanding at May 31, 1996              2,646,514          $7.73

  1997   Granted                                  2,915,909          $6.70
         Exercised                                 (401,440)          5.46
         Canceled                                (1,703,933)         $8.69
                                                ----------
         Options outstanding as of
         May 31, 1997                             3,457,050          $6.66
                                                 =========


  The number of the Company's options which were exercisable at May 31, 1997, 1996 and 1995 were 1,566,966, 1,568,965 and 1,330,709, respectively. The weighted average exercise prices of such options were $6.55, $7.60 and $6.74 at May 31, 1997, 1996 and 1995, respectively.

  Of the Company's options granted during fiscal 1997, 1996 and 1995, 1,175,072, 27,500 and 185,000 options, respectively, had exercise prices that were at least equal to 110% of the fair market value of the Company's Class A Common Stock at the date of grant.

  Centennial's Stock Options:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                   Number          Price
                                                 ---------       --------
  1995   Outstanding at June 1, 1994               933,947        $ 4.76
         Granted December 9, 1994                  455,000         15.76
         Exercised                                 (79,609)         2.02
         Canceled                                  (12,386)        12.78
                                                ----------
         Outstanding at May 31, 1995             1,296,952        $ 8.71

  1996   Granted                                     4,000        $18.25
         Exercised                                (423,665)         1.00
         Canceled                                 (155,715)         5.35
                                                --------
         Outstanding at May 31, 1996               721,572        $13.98

  1997   Granted                                 1,362,282        $11.57
         Exercised                                  (1,704)         9.75
         Canceled                                 (929,296)        14.40
                                                 ---------

         Options outstanding as of
         May 31, 1997                            1,152,854         $10.80
                                                 =========         ======

  The number of Centennial's options which were exercisable at May 31, 1997, 1996 and 1995 were 485,473, 327,574 and 540,795, respectively. The weighted average exercise prices of such options were $10.47, $12.94 and $4.03 at May 31, 1997, 1996 and 1995, respectively.

  Of the company's options granted during fiscal 1997, 1996 and 1995, 143,282, 1,000 and 25,000 options, respectively, had exercise prices that were at least equal to 110% of the fair market value of Centennial's Class A Common Stock at the date of grant.

The following table summarizes information about the Company's and Centennial's options outstanding at May 31, 1997:

Range of          Number          Weighted Average    Weighted           Number        Weighted
Exercise          Outstanding     Remaining           Average            Exercisable   Average
Prices            at 5/31/97      Contractual Life    Exercise Price     at 5/31/97    Exercise Price
------            ----------      ----------------    --------------     ----------   ---------------
The Company' Stock Options:

$4.00-$8.69        3,457,050         8.24 years          $   6.66         1,566,966      $  6.55
 ==========        =========         ==========          ========         =========      =======

Centennial's Stock Options:

$9.75-$13.50       1,142,656         8.23 years            $10.73           481,556      $10.40
$17-$20               10,198         2.50 years             18.43             3,917       18.72
                   ---------         ----------             -----           -------      ------
                   1,152,854         8.17 years            $10.80           485,473      $10.47
                   =========         ==========             =====           =======      ======


The estimated fair value of the Company's and Centennial's options granted during fiscal 1997 and 1996 were as follows:

                               1997                  1996
                               ----                  ----
The Company                    $2.29 per share       $3.04 per share
Centennial                     $3.49 per share       $5.81 per share

EMPLOYEE STOCK PURCHASE PLAN

On December 5, 1985, the Company adopted the 1985 Employee Stock Purchase Plan. On October 26, 1994, the Board of Directors and shareholders approved an amendment to the Company's 1985 Employee Stock Purchase Plan (the "Amended Purchase Plan"). Under the Amended Purchase Plan, eligible employees (which generally includes all full-time employees of the Company) may subscribe for shares of Class A Common Stock at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock on the first day or last day of the purchase period, whichever is lower. Payment of the purchase price of the shares will be made in installments through payroll deductions, with no right of prepayment. The Company has reserved 1,125,767 shares of Class A Common Stock for issuance under the Amended Purchase Plan. The Amended Purchase Plan is administered by the Compensation Committee. As of May 31, 1997, approximately 141,609 shares of Class A Common Stock were subscribed for under the Amended Purchase Plan.

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

Through May 31, 1997, the Company had granted 798,036 shares of restricted stock to nine officers and employees of the Company. The restrictions lapse at the rate of 20% per year over a five-year period. As of May 31, 1997, 315,909 shares were available for awards under the Equity Plan.

CENTENNIAL'S EMPLOYEE STOCK PURCHASE PLAN

Centennial has reserved 200,000 shares of Class A Common Stock for issuance under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees (which generally includes all full-time employees of Centennial) are able to subscribe for shares of Class A Common Stock of Centennial at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock of Centennial on the first day or last day of the payroll deduction period relating to an offering under the Purchase Plan. Payment of the purchase price of the shares is to be made in installments through payroll deductions, with no right of prepayment. The Purchase Plan is administered by the Compensation Committee of Centennial's Board of Directors. Rights to purchase shares of Centennial Class A Common Stock under the Purchase Plan may not be transferred by the recipient and may be forfeited in the event of the recipient's termination of employment. As of May 31, 1997, approximately 1,100 employees and officers of Centennial were eligible to participate in the Purchase Plan. As of May 31, 1997, approximately 31,120 shares were subscribed for under the Purchase Plan.

CENTENNIAL'S EQUITY INCENTIVE PLAN

Centennial's 1993 Equity Incentive Plan (the "Centennial Equity Plan") was adopted by the Board of Directors of Centennial and approved by their stockholders on October 27, 1993. The plan permits the issuance of up to 100,000 shares of Centennial's Class A Common Stock for high levels of performance and productivity by officers and other management employees of Centennial. The Centennial Equity Plan is administered by the Compensation Committee of Centennial's Board of Directors. The plan authorizes the Committee to grant stock based awards that include but are not limited to, restricted stock, performance shares and deferred stock. The Committee determines the recipients and provisions of the grants under the Centennial Equity Plan, including the grant price, term and number of shares subject to grant.

Generally, any employee of Centennial will realize compensation taxable as ordinary income, and Centennial will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of Class A Common Stock of Centennial received by the employee. As of May 31, 1997, 85,500 shares were issued for awards under the Centennial Equity Plan.

The Company and Centennial apply APB Opinion No. 25 and related interpretations in accounting for their plans. Accordingly, no compensation cost has been recognized with respect to their stock option, and stock purchase plans. Had compensation cost for the Company's and Centennial's stock option and stock purchase plans been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's Consolidated net loss and Consolidated net loss per common share for the years ended May 31, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                                    1997              1996
                                                    ----              ----
Consolidated loss applicable to common shares:
        As reported:
        Loss before extraordinary item         $  (139,143)         $  (106,373)
        Extraordinary item                          (7,582)                  --
                                               -----------          -----------
        Loss                                   $  (146,725)         $  (106,373)
                                               ===========          ===========
        Pro forma:
        Loss before extraordinary item         $  (139,852)         $  (106,542)
        Extraordinary item                          (7,582)                  --
                                               -----------          -----------
        Loss                                   $  (147,434)         $  (106,542)
                                               ===========          ===========
Consolidated loss per common share:
        As reported:
        Loss before extraordinary item         $    (1.86)          $     (1.44)
        Extraordinary item                          (0.10)                   --
                                               -----------          -----------
        Loss per common share                  $    (1.96)          $     (1.44)
                                               ===========          ===========
        Pro forma:
        Loss before extraordinary item         $    (1.87)          $     (1.44)
        Extraordinary item                          (0.10)                   --
                                               -----------          -----------
        Loss per common share                  $    (1.97)          $     (1.44)
                                               ===========          ===========


The fair value of options granted under the Company's and Centennial's stock option plans during fiscal 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used: expected volatility of 40.82% (the Company) and 36.78% (Centennial), risk free interest rate of 6%, and expected lives of option grants of 3 years. Proforma compensation cost related to shares purchased under the Company's and Centennial's Employee Stock Purchase Plans is measured based on the discount from market value. No proforma compensation cost was included in the proforma amounts above related to 82,500 shares of restricted stock granted and purchased under Centennial's Equity Incentive Plan for the year ended May 31, 1996. Those restricted shares vest 5 years after the date of grant. Compensation costs related to the Company's Equity Incentive plan which were recorded in the Company's Consolidated Statements of Operations for the years ended May 31, 1997,1996 and 1995 were immaterial.

INCENTIVE AWARD PLAN

An Incentive Award Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by the stockholders of the Company on December 5, 1985. The Incentive Plan permits the grant of awards to key employees of the Company and its subsidiaries, which may include directors and officers, payable in cash or shares of Class A Common Stock. The Company has reserved 559,529 shares of Class A Common Stock for issuance under the Incentive Plan. The awards are payable in five to ten equal annual installments on January 1 of the succeeding years after the grant of the award, provided that the recipient is an employee on the installment payment date. The Incentive Plan is administered by the Compensation Committee, which selects the recipients of awards as well as the amount of such awards. The Board of Directors may amend the Incentive Plan. Awards granted under the Incentive Plan may not be transferred by the recipients and may be forfeited in the event of the recipient's termination of employment. At May 31, 1997, no grants were outstanding.

STOCK EQUIVALENT PLAN

The Company's 1985 Stock Equivalent Plan (the "Equivalent Plan") was adopted by the Board of Directors and approved by the stockholders on December 5, 1985. The Equivalent Plan permits the grants of units of Class A Common Stock Equivalents ("units") to key employees of the Company and its subsidiaries, including officers and directors. The Equivalent Plan is administered by the Compensation Committee which selects the employees to be granted units, determines the number of units covered by each grant, determines the time or times when units will be granted and the conditions subject to which any amount may become payable with respect to the units, and prescribes the form of instruments evidencing units granted under the Plan. Payments for units may be made by the Company in cash or in shares of Class A Common Stock at the fair market value of the units on the date of payment. The Company has reserved 566,155 shares of Class A Common Stock for issuance under the Equivalent Plan. Under the terms of the Equivalent Plan, the total number of units included in all grants to any participant may not exceed 10% of the total number of units for which grants may be made under the Equivalent Plan. Units granted under the Equivalent Plan are not transferable by the holder other than by will or the laws of descent and distribution. As of May 31, 1997, no units have been granted under the Equivalent Plan.

RETIREMENT PLANS

Effective April 1, 1992, the Company adopted a 401(k) defined contribution retirement plan covering employees of its wholly-owned cable subsidiaries who are not covered by collective bargaining arrangements. Effective July 1, 1992, the Company adopted a similar 401(k) plan covering employees of its wholly-owned cable subsidiaries who are covered by collective bargaining agreements. If a participant decides to contribute, a portion of the contribution is matched by the Company. Total expense under the plans was approximately $1,389, $989, and $755 for the years ended May 31, 1997, 1996 and 1995, respectively.

NOTE 12.  CELLULAR MERGER

On August 30, 1991, the Company's subsidiary Centennial Cellular Corp. ("Centennial Cellular") completed an agreement with Citizens Cellular Company (a wholly owned subsidiary of Citizens Utilities Company) to merge Citizens Cellular Company with and into Centennial Cellular. In connection with the Merger, Centennial Cellular Corp. issued Convertible Redeemable Preferred Stock valued at $128,450 and 1,367,099 shares of Centennial Cellular Corp. Class B Common Stock representing 18.8% of the then common equity of Centennial. The Convertible Redeemable Preferred Stock is convertible on or after the third anniversary from the date of issuance into 2,972,335 shares of Centennial Cellular Corp. Class A or B Common Stock. Although the Convertible Redeemable Preferred Stock carried no cash dividend requirement through August 31, 1996, the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, until then. The accretion for the years ended May 31, 1997, 1996, and 1995 totaled approximately $3,475, $13,080, and $12,161, respectively. Of this amount, $1,098, $4,256, and $4,419 was charged against paid-in-capital in the years ended May 31, 1997, 1996 and 1995, respectively, with the remainder of $2,377, $8,824, and $7,742 charged to minority interests. The fully accreted liquidation preference and redemption value of such preferred stock at August 31, 1996 was $186,287. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock were entitled to receive cash dividends at the rate of 8.5% per annum. The Convertible Redeemable Preferred Stock is subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial.

Assuming no change in the number of shares of such class outstanding, the annual dividend payments, commencing in fiscal 1997, to be made with respect to the preferred stock, if and when declared by Centennial's Board of Directors, will be $15,834. On December 19, 1996 and May 8, 1997 Centennial paid quarterly cash dividends to Citizens of $3,959. Centennial will determine, from time to time, the timing, amount, or distribution (if any) of additional preferred stock dividends.

The following summarizes the assets, partners' capital, and results of operations of the six Wireless Partnerships contributed in the Merger that the Company accounts for by the equity method. All amounts have been derived from the individual Wireless Partnerships' financial statements through December 31, 1997 and 1996 and adjusted for interim financial activity from the Wireless Partnerships' calendar year end to the Company's fiscal year end (unaudited):

                                                MAY 31,
                                      -------------------------
                                       1997               1996
                                       ----               ----
        Assets                       $598,370          $507,715
        Partners' Capital             536,775           438,451
        Net Income                    134,596           124,174

NOTE 13.  SUBSIDIARY COMMON STOCK RIGHTS OFFERING

On July 22, 1994, Centennial successfully completed a rights offering involving the distribution to holders of record of its Class A Common Stock outstanding on July 7, 1994 (the "Record Date") transferable subscription rights (the "Rights") to subscribe for and purchase an aggregate of 3,098,379 additional shares of Class A Common Stock based on 6,887,287 shares of Class A Common Stock outstanding on the Record Date for a subscription price of $14.00 per share. Record date stockholders received 0.45 right for each share of Class A Common Stock owned by them and were entitled to purchase one share of Class A Common Stock for each full right held. Holders of Rights purchased an aggregate of 2,988,478 of the 3,098,379 shares of Class A Common Stock available for purchase pursuant to the basic subscription privilege. The balance of 109,901 shares of Class A Common Stock were sold pursuant to the over-subscription privilege and were distributed pro rata among the holders of Rights who requested an aggregate of 235,746 additional shares pursuant to the over-subscription privilege.

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

NOTE 14.  REGISTRATION STATEMENTS

THE COMPANY

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of an additional $500,000 of the Company's debt securities, augmenting the remaining $2,000 available under the July 1994 registration statement. The registration became effective July 15, 1997. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of August 13, 1997, there was $502,000 available for issuance under this registration statement

CENTENNIAL

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At August 13, 1997, there were 4,239,231 shares available for issuance under this registration statement.

Centennial on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. As of August 13, 1997, $400,000 remained available for issuance.

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

On February 8, 1996, "The Telecommunications Act of 1996" ("Act"), was signed into law. The new law alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act deregulates (except for basic service) cable service rates over a three year period. Implementing regulations of the Act are currently being written. The effect that the Act will have on the Company's cable television business cannot be determined at this time.

Note 16. BUSINESS SEGMENTS

The Company's consolidated financial statements include three distinct business segments. Century Communications owns, operates and develops domestic cable television systems. Centennial Cellular Corp. a 31.8%, 31.8% and 32.7% owned subsidary in 1997, 1996 and 1995 owns, operates and invests in wireless telephone systems. The Company has determined to pursue a strategy to sell its investments in the Australian operations.

Information about the Company's operations in its three business segments for the year ended May 31, 1997, 1996 and 1995 is as follows:

                                                 Year ended May 31,
                                  -----------------------------------------------
                                        1997             1996             1995
                                  -------------     -----------      -------------
Revenue:
   Cable television               $     459,646    $     368,669    $     331,439
   Wireless telephone                   151,023          112,197           85,419
   Australian operations                 33,248           14,571                -
   Eliminations                            (427)            (163)            (171)
                                  -------------    -------------    ---------------

                                  $     643,490    $     495,274    $     416,687
                                  -------------    -------------    ---------------
                                  -------------    -------------    ---------------

Operating income (loss):
   Cable television               $      87,843    $      76,368    $      55,303
   Wireless telephone                   (26,057)         (19,109)         (28,430)
   Australian operations                (55,825)         (40,848)               -
   Eliminations                            (190)            (163)            (171)
                                  -------------    -------------    ---------------
                                  $       5,771    $      16,248    $      26,702
                                  -------------    -------------    ---------------
                                  -------------    -------------    ---------------

Net (loss):
   Cable television               $     (61,447)   $     (47,183)   $     (70,622)
   Wireless telephone                   (33,295)         (16,631)         (32,730)
   Australian operations                (69,717)         (49,273)               -
   Eliminations                          22,584           10,970           20,727
                                  -------------    -------------    ---------------
                                  $    (141,875)   $    (102,117)   $     (82,625)
                                  -------------    -------------    ---------------
                                  -------------    -------------    ---------------

Assets, at end of period:
   Cable television               $   1,535,940    $   1,588,190    $   1,291,748
   Wireless telephone                   844,850          785,812          844,384
   Australian operations                 60,858          127,155                -
   Eliminations                        (287,417)        (266,248)        (131,715)
                                  -------------    -------------    ---------------
                                  $   2,154,231    $   2,234,909    $   2,004,417
                                  -------------    -------------    ---------------
                                  -------------    -------------    ---------------

Depreciation and amortization:
   Cable television               $     159,547    $     124,436    $     106,289
   Wireless telephone                    83,720           70,989           65,642
   Australian operations                 18,511           21,352                -
                                  -------------    -------------    ---------------
                                  $     261,778    $     216,777    $     171,931
                                  -------------    -------------    ---------------
                                  -------------    -------------    ---------------

Capital expenditures:
   Cable television               $      79,555    $      62,205    $      92,199
   Wireless telephone                    88,990           38,082           17,538
   Australian operations (1)              2,222                -                -
                                  -------------    -------------    ---------------
                                  $     170,767    $     100,287    $     109,737
                                  -------------    -------------    ---------------
                                  -------------    -------------    ---------------

Intersegment sales are not significant. No single customer accounted for more than 10% of revenues.

(1) The Australian operations had capital expenditures of $15,317 during the year ended May 31, 1996. Such amount was reported in the Investing section of the Consolidated Statement of Cash Flows on the line "Australian activities".

The financial information which follows is that of Century Communications before the consolidation of Centennial Cellular Corp. and the Australian operations; Centennial Cellular Corp., which comprises the Company's wireless telephone business segment, the Company's Australian operations, as well as consolidated information.

                          BALANCE SHEET FINANCIAL DATA
                                  May 31, 1997

                                                        Century
                                                    Communications
                                                     Corp. before
                                                    consolidation of                            Reclassifications
                                                       Centennial     Centennial     Australian        and
                                                     and Australia   Cellular Corp.  Operations    Eliminations    Consolidated
ASSETS
Current assets:
     Cash and short-term investments                 $  103,201    $     43,415    $    5,331    $          -    $    151,947

     Accounts receivable - net                           20,850          29,991         4,822          (6,705)         48,958

     Prepaid expenses and other
        current assets                                    8,858           4,836           955               -          14,649
                                                      ----------    -----------    ----------     -----------    ------------

              Total current assets                      132,909          78,242        11,108          (6,705)        215,554

Property, plant and equipment - net                     522,023         177,292        16,103               -         715,418

Investment in marketable equity securities               45,118               -             -               -          45,118

Investment in Centennial Cellular
     Corp. at cost                                      139,685               -             -        (139,685)              -

Equity investments in cable television and
     wireless telephone systems - net                   145,628          94,153          (118)       (137,566)        102,097

Debt issuance cost - net                                 21,872           9,863             -               -          31,735

Cable television franchise - net                        368,010               -        33,765               -         401,775

Wireless telephone licenses - net                             -         347,206             -               -         347,206

Excess of purchase price over value of
     net assets acquired - net                          150,578         130,065             -               -         280,643

Other assets                                             10,117           8,029             -          (3,461)         14,685
                                                      ----------    -----------    ----------     -----------    ------------

                                                     $ 1,535,940   $    844,850    $   60,858    $   (287,417)   $  2,154,231
                                                      ----------    -----------    ----------     -----------    ------------
                                                      ----------    -----------    ----------     -----------    ------------


                          BALANCE SHEET FINANCIAL DATA

                                  May 31, 1997

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
EQUITY (DEFICIENCY)

Current Liabilities:
   Current maturities of long-term
      debt                                   $         50          $        -    $   14,961      $        -     $      15,011
   Accounts payable and accrued
      expenses                                     85,179              55,525        21,949          (6,705)          155,948
   Customers' deposits and
      prepayments                                  19,333               7,727             -          (5,890)           21,170
                                              ------------            ---------      --------       ---------       ---------
          Total current liabilities               104,562              63,252        36,910         (12,595)          192,129

Long-term debt                                  1,757,981             429,000             -               -         2,186,981

Deferred liability                                  5,000               2,200             -          (7,200)                -

Deferred income taxes                               9,982              43,977             -               -            53,959

Minority interest in subsidiaries                  58,198                   -             -          75,320           133,518

Due to parent                                           -                   -       145,629        (145,629)                -

Convertible redeemable preferred stock                  -             186,287             -               -           186,287

Second series convertible redeemable
   preferred stock                                      -               7,252             -          (7,252)                -

Common stockholders' equity (deficiency):
   Common stock, par value $.01 per share:
      Class A                                         627                 165             -            (165)              627
      Class B                                         451                 105             -            (105)              451

   Additional paid-in capital                      88,187             369,704             -        (281,020)          176,871
   Other                                         (127,258)             (4,801)         (291)          4,801          (127,549)
   Accumulated deficit                           (361,790)           (252,291)     (121,390)         86,428          (649,043)
                                              -----------           ---------      --------          ------       -----------

      Total common stockholders' equity
      (deficiency)                               (399,783)            112,882      (121,681)       (190,061)         (598,643)
                                              -----------           ---------      --------          ------       -----------

                                             $  1,535,940          $  844,850    $   60,858      $ (287,417)    $   2,154,231
                                              -----------           ---------      --------          ------       -----------
                                              -----------           ---------      --------          ------       -----------


                     STATEMENT OF OPERATIONS FINANCIAL DATA
                            Year Ended May 31, 1997

                                                  Century
                                                Communications
                                                Corp. before
                                                consolidation of                                    Reclassifications
                                                Centennial             Centennial      Australian         and
                                                and Australia         Cellular Corp.   Operations     Eliminations      Consolidated
Revenues:
  Service income                              $    459,646          $     151,023    $   33,248    $          (427)   $     643,490
                                              ------------          -------------    ----------    ---------------    -------------


Costs and expenses:
  Cost of services                                 100,789                 38,228             -                  -          139,017
  Selling, general and administrative              111,467                 55,132             -               (237)         166,362
  Depreciation and amortization                    159,547                 83,720        18,511                  -          261,778
  Write down of Australian assets                        -                      -        40,000                  -           40,000
  Australian operations                                  -                      -        30,562                  -           30,562
                                              ------------          -------------    ----------    ---------------    -------------
                                                   371,803                177,080        89,073               (237)         637,719
                                              ------------          -------------    ----------    ---------------    -------------

    Operating income (loss)                         87,843                (26,057)      (55,825)              (190)           5,771

Income from equity investments                           -                 15,180             -            (15,180)               -
Interest                                           157,730                 33,379         9,634                  -          200,743
Gain on sale of assets                                   -                  3,819             -             (3,819)               -
Other loss/(income)                                    171                      -         4,258            (18,999)         (14,570)
                                              ------------          -------------    ----------    ---------------    -------------

  Loss before income tax benefit,
  minority interest and extraordinary item         (70,058)               (40,437)      (69,717)              (190)        (180,402)

Income tax (benefit)                               (23,363)                (7,295)            -                  -          (30,658)
                                              ------------          -------------    ----------    ---------------    -------------

  Loss before minority interest and
     extraordinary item                            (46,695)               (33,142)      (69,717)              (190)        (149,744)

Minority interest in loss of subsidiaries           (7,170)                  (153)            -             22,774           15,451

  Loss before extraordinary item                   (53,865)               (33,295)      (69,717)            22,584         (134,293)

Extraordinary item, net                             (7,582)                     -             -                  -           (7,582)
                                              ------------          -------------    ----------    ---------------    -------------

  Net Loss                                    $    (61,447)         $     (33,295)   $  (69,717)   $        22,584    $    (141,875)
                                              ------------          -------------    ----------    ---------------    -------------
                                              ------------          -------------    ----------    ---------------    -------------


NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                        Three months ended
                                           --------------------------------------------------------------------
                                                August 31,       November 30,       February 28,       May 31,
                                                   1994              1994               1995             1995
                                           ----------------     --------------   ----------------    -----------
Revenues                                   $       97,421      $     104,271      $     106,129      $ 108,866
Operating income                                   10,306              9,439              5,395          1,562
Net loss                                          (14,957)           (16,617)           (20,058)       (30,993)
Net loss per common share (1)                       (.18)              (.20)              (.23)          (.42)

                                                                      Three months ended
                                           --------------------------------------------------------------------
                                                August 31,       November 30,       February 29,       May 31,
                                                   1995              1995               1996             1996
                                           ----------------     --------------   ----------------    -----------
Revenues                                   $      116,627      $     121,039      $     122,054      $ 135,554
Operating income                                   13,789              9,295              1,747          1,417
Net loss                                          (21,917)           (21,148)           (23,623)       (35,429)
Net loss per common share (1)                       (.31)              (.30)              (.33)          (.49)

                                                                     Three months ended
                                           --------------------------------------------------------------------
                                                August 31,       November 30,       February 28,       May 31,
                                                   1996              1996               1997             1997
                                           ----------------     --------------   ----------------    -----------
Revenues                                   $      153,004      $     158,996      $     160,965      $ 170,525
Operating income (loss)                           (24,314)            15,115             13,339          1,631
Loss before extraordinary item                    (61,212)           (17,257)           (23,368)       (32,456)
Net loss                                          (61,212)           (17,257)           (23,368)       (40,038)
Loss before extraordinary item per
  Common share                                      (.84)              (.25)              (.33)          (.44)
Net loss per common share (1)                       (.84)              (.25)              (.33)          (.54)

(1) See Note 1 Loss per common share.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of August, 1997.

                                            CENTURY COMMUNICATIONS CORP.

                                            By:      /s/ Leonard Tow
                                               ------------------------------
                                                        LEONARD TOW

                                            Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1997 has been signed below by the following persons in the capacities indicated on the 25th day of August, 1997.

/s/ Leonard Tow                  Chief Executive Officer (principal executive
--------------------------       officer), Chairman and Director
LEONARD TOW

/s/ Scott N. Schneider           Senior Vice President, Chief Financial
--------------------------       Officer, Treasurer (principal financial
SCOTT N. SCHNEIDER               officer and principal accounting
                                 officer) and Director

/s/ Bernard P. Gallagher         Director
--------------------------
BERNARD P. GALLAGHER

/s/ William Kraus                Director
--------------------------
WILLIAM  KRAUS

/s/ Claire Tow                   Director
--------------------------
CLAIRE TOW

/s/ David Z. Rosensweig          Director
--------------------------
DAVID Z. ROSENSWEIG

/s/ Peter J. Solomon             Director
--------------------------
PETER J. SOLOMON

/s/ Robert D. Siff               Director
--------------------------
ROBERT D. SIFF

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
3.1             Restated Certificate of Incorporation of the Company (filed as
                Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1990 and incorporated herein by reference and Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1990 and incorporated herein by reference).

3.2 By-laws of the Company, as amended (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference).

4.1 Equity Subscription Agreement, dated as of November 21, 1990, among Centennial Cellular, Century Communications Corp., a Texas corporation, and Century Cellular Holding Corp., a New York corporation (filed as Exhibit 4(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

4.2 Indenture, dated as of November 15, 1988, by and between the Company and the Bank of Montreal Trust Company, as Trustee (filed as Exhibit 4(l) to Amendment No. 7 to the Company's Registration Statement on Form S-1 (File No. 33-21394) under the Securities Act of 1933, as amended, (the "1988 Form S-1"); said 1988 Form S-1 having been filed with the Commission on April 22, 1988 and incorporated herein by reference, and said Amendment No. 7 to the 1988 Form S-1 having been filed with the Commission on November 10, 1988 and incorporated herein by reference).

4.3 Indenture, dated as of October 15, 1991, by and between the Company and the Bank of Montreal Trust Company, as Trustee (filed as Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-33787) under the Securities Act of 1933, as amended (the "1991 Form S-3"); said 1991 Form S-3 having been filed with the Commission on August 31, 1990 and incorporated herein by reference, and said Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference).

4.4 First Supplemental Indenture, dated as of October 15, 1991, by and between the Company and the Bank of Montreal Trust Company, as Trustee (filed as Exhibit 7(2) to the Company's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference).

4.5 Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4.3 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-33787) under the Securities Act of 1933, as amended (the "1991 Form S-3"); said 1991 Form S-3 having been filed with the Commission on March 9, 1990 and incorporated herein by reference, and said Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference).

4.6 First Supplemental Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

4.7 Second Supplemental Indenture, dated as of August 15, 1992, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(u) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

4.8 Third Supplemental Indenture, dated as of April 1, 1993, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(v) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated herein by reference).

4.9 Fourth Supplemental Indenture, dated as of March 6, 1995, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(w) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference).

'D'4.10 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between the Company and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee.

       The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of each instrument omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.

*10.1 Amended Employment Agreement, dated as of July 1, 1991, between the Company and Leonard Tow (filed as Exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

*10.2 Agreement, dated July 30, 1992, between the Company and the Leonard and Claire Tow Life Insurance Trust (filed as Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

*10.3 Employment Agreement, dated as of January 1, 1995, between the Company and Daniel E. Gold (filed as Exhibit 10(a)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

'D'*10.4 Employment Agreement, dated as of January 1, 1997, between the Company and Scott N. Schneider.

'D'*10.5 Employment Agreement, dated as of January 1, 1997, between the Company and Michael G. Harris.

'D'*10.6 Employment Agreement, dated as of January 1, 1997, between the Company and Frank Tow.

'D'*10.7 Employment Agreement, dated as of January 1, 1997, between the Company and Clifford A. Bail.

10.8 Principal Stockholders' Agreement, dated as of December 7, 1985, between Sentry Insurance a Mutual Company ("Sentry"), the Company, Leonard Tow individually and as Trustee, and Claire Tow as Trustee (filed as Exhibit 10(a) to the Company's Registration Statement on Form S-1 (No. 33-2025) under the Securities Act of 1933, as amended, filed with the Commission on December 9, 1985 (the "1986 Form S-1") and incorporated herein by reference).

10.9 Amendment to Principal Stockholders' Agreement, dated August 31, 1987 (filed as an Exhibit to the Company's Current Report on Form 8-K dated September 11, 1987 and incorporated herein by reference).

10.10 Lease, dated July 15, 1987, between Locust Avenue Associates and Century-Texas (filed as Exhibit 10(h) to the 1988 Form S-1 and incorporated herein by reference).

'D'10.11 Agreement for lease dated as of January 1, 1997 by and between Locust Avenue Associates Limited Partnership and Century-Texas.

10.12 Third Agreement of Amendment to the Amended and Restated Joint Venture Agreement, dated June 18, 1987, among American Television and Communications Corporation, Daniels & Associates, Inc., Tele-Communications, Inc., Comcast Corporation and Century Southwest Cable Television, Inc. (filed as Exhibit 10(m) to the 1988 Form S-1 and incorporated herein by reference).

10.13 Colorado Springs Joint Sharing and Buy-Sell Agreement, dated November 1, 1974, among Century Venture Corporation, Century Colorado Corp., American Television and Communications Corporation, Century Texas and Vumore-Video Corporation of Colorado, Inc. (filed as Exhibit 10(h) to the 1986 Form S-1 and incorporated herein by reference).

*10.14 1985 Stock Option Plan of the Company (filed as Annex A to the Company's Registration Statement on Form S-8 (File No. 33-34387) under the Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference).

*10.15 Incentive Award Plan of the Company (filed as Annex A to the Company's Registration Statement on Form S-8 (File No. 33-23718) under the Securities Act of 1933, as amended, filed with the Commission on August 11, 1988 and incorporated herein by reference).

*10.16 1985 Employee Stock Purchase Plan of the Company, as amended (filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference).

*10.17 Non-Employee Director Stock Option Plan of the Company (filed as Annex A to the Company's Registration Statement on Form S-8 (File No. 33-34388) under the Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference.

*10.18 1985 Stock Equivalent Plan (filed as Exhibit 10(m) to the 1986 Form S-1 and incorporated herein by reference).

*10.19 Century Retirement Investment Plan (filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference).

*10.20 Century 1992 Management Equity Incentive Plan (filed as Exhibit 10(x)(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference).

*10.21 1993 Non-Employee Directors' Stock Option Plan of the Company (filed as Exhibit 10(v)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference).

*10.22 1994 Stock Option Plan of the Company (filed as Exhibit 10(v)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference).

10.23 Interest Rate Swap Agreement, dated as of July 18, 1986, between Citibank, N.A. and Century-Texas (filed as Exhibit 10(v) to Amendment No. 5 to the 1988 Form S-1 and incorporated herein by reference).

10.24 Amendment No. 1 to Management Agreement and Joint Venture Agreement (Century-ML Venture), dated September 21, 1987, between Century-Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference).

10.25 Management Agreement and Joint Venture Agreement (Century-ML Radio Venture), dated as of February 15, 1989, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference).

10.26 Plan and Agreement of Merger, dated August 2, 1991, by and among Century Cellular Holding Corp., Century Cellular Corp., Citizens Utilities Company and Citizens Cellular Corp., together with exhibits, including Management Agreement, Conflicts/Non-Compete Agreement, Stock Transfer Agreement and Registration Rights Agreement (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference).

10.27           Credit Agreement, dated as of August 4, 1995, among CCC-I,
                Inc., Pullman TV Cable Co., Inc., Kootenai Cable, Inc., Citibank N.A., as agent, and each of the banks and parties thereto, (filed as Exhibit 10(FF) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.28 Credit Agreement, dated as of June 30, 1994, among CCC-II, Inc., Citibank N.A. as managing agent, and each of the banks and parties thereto, (filed as Exhibit 10 to the Company's report on Form 8-K dated July 25, 1994 and incorporated herein by reference). (The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of each instrument omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.)

10.29 Eighth Restated Credit Agreement, dated as of July 10, 1990, between Century Texas, Century Investors and Citibank, N.A., on behalf of itself and as agent, and The Chase Manhattan Bank (National Association), The Bank of Nova Scotia, The First National Bank of Chicago, Bank of Montreal, The Royal Bank of Canada, Continental Bank N.A., Bankers Trust Company, Nippon Credit Bank, Provident National Bank, and Security Pacific National Bank (the "Eighth Restated Banks") (filed as an Exhibit to the Company's Current Report on Form 8-K, filed July 13, 1990, and incorporated herein by reference).

10.30 Third Amendment, dated as of November 21, 1990 (the "Third Amendment"), among Centennial Cellular Corp., a Delaware corporation ("Centennial Cellular Corp."), the Lender parties on the signature page thereto, Citibank, N.A., as agent, Century Cellular Holding Corp., and the Guarantor of parties on the signature page thereto, to the Credit Agreement, dated as of October 11, 1989, among Centennial Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and Kansallis-Osake-Pankki, Provident National Bank, DnC America Banking Corporation, Meridian Bank, Lincoln Savings Bank, Toronto Dominion Bank, and The Bank of Nova Scotia (the "Cellular Banks") (filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1991, and incorporated herein by reference).

10.31 Credit Agreement, dated as of October 11, 1989, among Centennial Cellular Corp., and Citibank, N.A., on behalf of itself and as agent, and the Cellular Banks, as Amended and Restated pursuant to the Third Amendment (filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1991, and incorporated herein by reference).

10.32 Second Restated Consolidated Guaranty and Pledge Agreement, dated as of July 10, 1990, made by the subsidiaries of the Company set forth on the signature pages thereto to Citibank, N.A., as agent for the Eighth Restated Banks (filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference).

10.33 Third Restated Pledge Agreement and Guaranty, dated as of July 10, 1990, made by the Company to Citibank, N.A., as agent for the Eighth Restated Banks (filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference).

10.34 Seventh Restated Pledge and Security Agreement, dated as of July 10, 1990, made by Century Texas to Citibank, N.A., as agent for the Eighth Restated Banks (filed as Exhibit (i)A to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference).

10.35 Third Collateral Agreement Amendment, dated as of July 10, 1990 made by Century Texas, the Company and Citibank, N.A. as agent for the Eighth Restated Banks (filed as Exhibit 4(i)B to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference).

10.36 Pledge Agreement, dated as of October 11, 1989, made by Century Cellular Holding Corp., a New York corporation, to Citibank, N.A., as agent for the Cellular Banks (filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period quarterly ended November 30, 1990 and incorporated herein by reference).

10.37 Pledge and Security Agreement, dated as of October 11, 1989, made by Centennial Cellular Corp. to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third Amendment (filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990 and incorporated herein by reference).

10.38 Consolidated Guaranty and Pledge Agreement, dated as of October 11, 1989, made by the subsidiaries of Centennial Cellular Corp. set forth on the signature pages thereto to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third Amendment (filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990 and incorporated herein by reference).

'D'10.39 Amendment No. 1 dated as of August 9, 1996 among CCC-I, Inc., Pullman TV Cable Co., Inc. and Kootenai Cable, Inc., Citibank, N.A., as agent, and each of the bank parties thereto.

'D'10.40 Amendment No. 1 dated as of August 9, 1996 among CCC-II, Inc., Citibank, N.A., as managing agent, and each of the bank parties thereto.

'D'10.41 Credit Agreement dated as of April 15, 1997 among Citizens Century Cable Television Venture, Bank of America, National Trust and Savings Association, as Syndication Agent, and Societe General, as Agent, Corestates Bank, N.A., The First National Bank of Boston, LTCB Trust Company, and PNC Bank, National Association, as Co-Agents, and each of the bank parties thereto.


'D'11           Computation of loss per common share.

'D'12           Computation of ratios.

'D'21           List of subsidiaries of the Company.

'D'23.1         Consent of Deloitte & Touche LLP.

'D'27           Financial Data Schedule.

--------------------------

* Constitutes a management contract or compensatory plan or arrangement. 'D' Filed herewith.

                       STATEMENT OF DIFFERENCES

         The dagger symbol shall be expressed as.............'D'
         The section symbol shall be expressed as .......... 'SS'