Form 10-Q
period 1997-08-31
CENTURY COMMUNICATIONS CORP
filed 1997-10-10
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 1997
                                       OR

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

Class A Common - 29,933,906 outstanding shares as of October 8, 1997 Class B Common - 44,357,308 outstanding shares as of October 8, 1997

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                              August 31,
                                                                                                 1997                        May 31,
                                                                                              (Unaudited)                     1997
                                                                                               ----------                 ----------
ASSETS

Current Assets:

    Cash and cash equivalents                                                                  $  158,653                 $  151,947

    Accounts receivable, less allowance for doubtful
        accounts of $4,484 and $3,592, respectively                                                61,625                     48,958

    Prepaid expenses and other current assets                                                      12,137                     14,649
                                                                                               ----------                 ----------
        Total current assets                                                                      232,415                    215,554

Property, plant and equipment  - net                                                              733,169                    715,418

Investment in marketable equity securities                                                         40,950                     45,118

Equity investments in cable television and wireless
    telephone systems - net                                                                       102,680                    102,097

Debt issuance costs, less accumulated amortization
    of $15,283 and $13,270, respectively                                                           29,970                     31,735

Cable television franchises, less accumulated
    amortization of $338,914 and $322,309, respectively                                           382,964                    401,775

Wireless telephone licenses, less accumulated amortization
    of $227,360 and $214,494, respectively                                                        334,339                    347,206

Excess of purchase price over value of net assets acquired,
    less accumulated amortization of $61,042 and $58,920,
    respectively                                                                                  278,521                    280,643

Other assets                                                                                       15,037                     14,685
                                                                                               ----------                 ----------
                                                                                               $2,150,045                 $2,154,231
                                                                                               ==========                 ==========

                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            August 31,
                                                                                               1997                        May 31,
                                                                                           (Unaudited)                      1997
                                                                                           -----------                  -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current maturities of long-term debt                                                   $    14,371                  $    15,011
    Accounts payable                                                                            33,419                       26,711
    Accrued expenses and other current liabilities                                             138,322                      150,407
                                                                                           -----------                  -----------
    Total current liabilities                                                                  186,112                      192,129

Long-term debt                                                                               2,232,380                    2,186,981

Deferred income taxes                                                                           49,597                       53,959

Minority interest in subsidiaries                                                              125,767                      133,518

Preferred stock, par value $.01 per share, authorized
    100,000,000 shares, none issued                                                               --                           --

Subsidiary convertible redeemable preferred stock (at
    aggregate liquidation value), par value $.01 per share,
    authorized, issued and outstanding 102,187 shares
    (redemption value of $1,823.00 per share)                                                  186,287                      186,287

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
        Class A, authorized 400,000,000 shares,
           issued 63,466,434 and 62,695,127
           shares, respectively, and outstanding
           30,984,315 and 30,968,289 shares, respectively                                          635                          627
        Class B, authorized 300,000,000 shares, issued
           and outstanding 44,357,308 and 45,126,115 shares,
           respectively                                                                            444                          451
Additional paid-in capital                                                                     176,063                      176,871
Other, including 32,482,119 and 31,726,838 treasury shares,
    respectively                                                                              (133,629)                    (127,549)
Accumulated deficit                                                                           (673,611)                    (649,043)
                                                                                           -----------                  -----------
    Total common stockholders' deficiency                                                     (630,098)                    (598,643)
                                                                                           -----------                  -----------
                                                                                           $ 2,150,045                  $ 2,154,231
                                                                                           ===========                  ===========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               Three Months Ended August 31,
                                                                                          ------------------------------------------
                                                                                               1997                        1996
                                                                                          ------------                 ------------
Revenues:
     Cable service income                                                                 $    119,436                 $    112,685
     Wireless telephone service income                                                          52,853                       32,365
     Australian operations                                                                       8,460                        7,954
                                                                                          ------------                 ------------
                                                                                               180,749                      153,004
                                                                                          ------------                 ------------
Costs and expenses:
     Cost of services - Cable                                                                   26,216                       24,345
     Cost of services - Wireless telephone                                                      11,955                        7,469
     Selling, general and administrative                                                        48,330                       35,894
     Australian expenses                                                                         8,130                        6,960
     Depreciation and amortization - domestic                                                   63,376                       56,136
     Depreciation and amortization - Australia                                                   3,678                        6,514
     Write-down of Australian assets                                                              --                         40,000
                                                                                          ------------                 ------------
                                                                                               161,685                      177,318
                                                                                          ------------                 ------------
Operating income (loss)                                                                         19,064                      (24,314)
                                                                                          ------------                 ------------
Gain on sale of assets                                                                           2,004                           48
Interest expense                                                                                52,296                       48,424
Other income                                                                                     3,161                        1,368
                                                                                          ------------                 ------------
     Loss before income tax (benefit) and minority interest                                    (28,067)                     (71,322)
Income tax (benefit)                                                                            (2,011)                      (6,598)
                                                                                          ------------                 ------------
Loss before minority interest                                                                  (26,056)                     (64,724)

Minority interest in loss of subsidiaries                                                        1,488                        3,512
                                                                                          ------------                 ------------
            Net loss                                                                      $    (24,568)                $    (61,212)
                                                                                          ============                 ============
Dividend on subsidiary convertible
     redeemable preferred stock                                                           $      1,259                 $      1,098
                                                                                          ============                 ============
Loss applicable to common shares                                                          $    (25,827)                $    (62,310)
                                                                                          ============                 ============
Loss per common share                                                                     $       (.34)                $       (.84)
                                                                                          ============                 ============
Weighted average number of common shares
     outstanding during the period                                                          75,782,000                   74,069,000
                                                                                          ============                 ============


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                                   Three Months Ended August 31,
                                                                                            ---------------------------------------
                                                                                              1997                           1996
                                                                                            ---------                     ---------
OPERATING ACTIVITIES:
    Cash received from subscribers and others                                               $ 205,537                     $ 171,122
    Cash paid to suppliers, employees and
        governmental agencies                                                                (123,914)                     (101,961)
    Interest paid                                                                             (41,539)                      (28,325)
                                                                                            ---------                     ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                              40,084                        40,836
                                                                                            ---------                     ---------
INVESTING ACTIVITIES:
    Capital expenditures                                                                      (64,526)                      (36,611)
    Cable television franchise expenditures                                                       (60)                         --
    Acquisition of other assets                                                                  (723)                      (15,381)
    Acquisition of cable television and wireless
        telephone systems                                                                        --                          (5,095)
    Distributions received from equity investments                                              5,447                         1,385
    Capital contributed to equity investments                                                    (812)                         (213)
                                                                                            ---------                     ---------
        NET CASH USED IN INVESTING ACTIVITIES                                                 (60,674)                      (55,915)
                                                                                            ---------                     ---------
FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                                         70,500                       523,087
    Principal payments on long-term debt                                                      (31,037)                     (544,000)
    Debt issuance costs                                                                          (248)                       (1,802)
    Payment of subsidiary preferred stock dividends                                            (4,064)                         --
    Issuance of common stock                                                                      452                         2,716
    Purchase of treasury stock, (including Centennial)                                         (8,307)                       (1,588)
                                                                                            ---------                     ---------
        NET CASH PROVIDED BY(USED IN)
           FINANCING ACTIVITIES                                                                27,296                       (21,587)
                                                                                            ---------                     ---------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                            6,706                       (36,666)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               151,947                       164,592
                                                                                            ---------                     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $ 158,653                     $ 127,926
                                                                                            =========                     =========




                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                                   Three Months Ended August 31,
                                                                                              --------------------------------------
                                                                                                   1997                      1996
                                                                                              ---------                   ---------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
NET LOSS                                                                                      $ (24,568)                  $ (61,212)
                                                                                              ---------                   ---------
Adjustments to reconcile net loss to net cash provided
   by operating activities:
        Depreciation and amortization                                                            67,054                      62,650
        Write-down of Australian assets                                                            --                        40,000
        Deferred income taxes - decrease                                                         (4,362)                     (8,576)
        Minority interest in loss of subsidiaries                                                (1,488)                     (3,512)
        Non-cash interest charges                                                                 7,266                       5,400
        Other                                                                                     1,181                      (2,243)
        Change in assets and liabilities, net of effects of
           acquired, exchanged and disposed cable television
           and wireless telephone systems
               Accounts receivable - (increase)                                                 (16,251)                    (15,272)
               Prepaid expenses and other current assets -
                   decrease (increase)                                                            2,512                      (1,035)
               Accounts payable, accrued expenses,
                   and other current liabilities -increase                                        8,740                      24,636
                                                                                              ---------                   ---------
        Total adjustments                                                                        64,652                     102,048
                                                                                              ---------                   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $  40,084                   $  40,836
                                                                                              =========                   =========







                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

NOTE 1. INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of August 31, 1997 and the results of its consolidated operations and cash flows for the three months ended August 31, 1997 and 1996. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1997 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform with the current period's presentation. The 1997 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The consolidated balance sheet at May 31, 1997 is audited. The August 31, 1997 and 1996 financial statements do not include all disclosures required by generally accepted accounting principles.

NOTE 2.  ACCOUNT ANALYSIS

Accrued expenses and other current liabilities consist of the following:

                                                 August 31,          May 31,
                                                   1997               1997
                                                 --------            --------
     Accrued interest                            $ 35,900            $ 32,409
     Accrued capital purchases                       --                11,317
     Accrued unpaid invoices                         --                 9,620
     Australian accrued expenses                   17,502              17,070
     Accrued other                                 69,736              58,821
     Customer deposits and prepaids                15,184              21,170
                                                 --------            --------
                                                 $138,322            $150,407
                                                 ========            ========

NOTE 3.  INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Company classifies its investments in marketable equity securities as available for sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". For the three months ended August 31, 1997, the Company recorded a decrease in the unrealized appreciation of marketable securities of $4,168 as a result of a decline in the market value of these securities.

NOTE 4.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of pay television revenue. Such programmers' shares netted against service income amounted to $30,878 and $27,434 for the three months ended August 31, 1997 and 1996, respectively.

Wireless telephone service income includes service revenues and charges for installation and connections, net of land line charges of $8,850 and $7,212 for the three months ended August 31, 1997 and 1996, respectively.

NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended August 31, 1996, the Company reclassified $14,828 of cable television franchises to goodwill in relation to the acquisition of certain cable television systems.

NOTE 6.  ACQUISITIONS

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

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which serve an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company ("Citizens Utilities" or "Citizens") have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,500. The Company currently expects to fund its share of the purchase price for the acquisitions using available credit facilities. The purchase of these systems by the Century/Citizens Joint Venture is subject to regulatory approvals. There is no assurance that the Century/Citizens Joint Venture will obtain such approvals or that such acquisitions will be completed.

ACQUISITIONS, EXCHANGES, DISPOSITIONS - CENTENNIAL

On September 12, 1996, Centennial acquired for approximately $35,000 in cash, 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately, $33,429 of the purchase price was allocated to wireless telephone licenses.

Centennial has determined to pursue a strategy to sell or otherwise dispose of its minority equity investments in wireless telephone systems representing approximately 1,100,000 net pops. Centennial has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes the fair market value of its minority equity investments exceeds the net book value of the recorded assets at August 31, 1997.

The summary pro forma information includes the results of the Company and all acquisitions and pending acquisitions, in each case as if such acquisitions had been completed as of June 1, 1996.

                                             Three Months Ended August 31,
                                             -----------------------------
                                              1997                 1996
                                             --------          ----------
                                                     (Unaudited)

Revenue                                      $184,908          $ 158,173
Net loss                                      (25,377)           (61,901)
Net loss per common share                        (.35)              (.85)

Pro forma net loss per common share for the three months ended August 31, 1997 and 1996 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 7.  LONG-TERM DEBT

(a) On January 17, 1997, the Company issued Senior Notes due 2007 ("8 7/8% Notes") in the principal amount of $250,000 which mature on January 15, 2007. The 8 7/8% Notes were issued pursuant to a $500,000 shelf registration of the Company's securities filed with the SEC on October 26, 1993. The 8 7/8% Notes bear interest at 8 7/8% payable semiannually on January 15 and July 15 of each year commencing July 15, 1997. The 8 7/8% Notes may not be redeemed prior to maturity.

The 8 7/8% Notes rank pari passu with all existing and future Senior Indebtedness (as that term is used in the Indenture under which the 8 7/8% Notes were issued) of the Company, including the 8 3/4% Notes (as defined below), 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003 and the 9 1/2% Senior Notes due 2005, and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the 8 7/8% Notes, of approximately $244,607, were used to temporarily repay a portion of the long-term debt outstanding under two credit agreements executed by subsidiaries of the Company. The net proceeds were used to retire $204,000 aggregate principal amount of 11 7/8% Senior Subordinated Debentures due 2003 issued by the Company in October 1991 (the "11 7/8% Debentures). The 11 7/8% Debentures were called by the Company on April 15, 1997 at a redemption price of 105% of the principal amount thereof. Accordingly, the amount required to retire the 11 7/8% Debentures at such time was $214,200 plus accrued interest of $12,113. The effect of the redemption resulted in an extraordinary loss during the fourth quarter of fiscal 1997 of approximately $7,582, net of income taxes, reflecting the call premium and write-off of deferred financing costs. The balance of the proceeds were used by the Company for working capital and general corporate purposes.

(b) CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement, as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A., as agent for the syndicate (the "CCC-II Credit Agreement"). The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75 to 1.375% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. At August 31, 1997, $151,000 was outstanding under the CCC-II Credit Agreement.

(c) CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a credit agreement, as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate (the "CCC-I Credit Agreement"). The proceeds of the facility were used by CCC-I to repay existing indebtedness of CCC-I and will be used for working capital and general corporate purposes. The repayment by CCC-I of its existing indebtedness discharged all of CCC-I's obligations under its then-existing $300,000 credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of

CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. At August 31, 1997 $359,000 was outstanding under the CCC-I Credit Agreement.

(d) On September 12, 1996, Centennial entered into a $75,000 revolving credit facility with Citibank, N.A., which was amended April 22, 1997 and further amended on July 28, 1997, (the "Credit Facility"). The Credit Facility terminates on January 31, 2001. The Credit Facility may be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Credit Facility is based on, at the election of Centennial, (a) the "Base Rate," as defined, plus a margin of 2% or (b) the "Eurodollar Base Rate", as defined, plus a margin of 3%. The Credit Facility is secured by the pledge of stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Credit Facility is further guaranteed by certain of Centennial's subsidiaries holding Investment Interests (as defined). The Credit Facility restricts the incurrence of certain additional debt by Centennial, limits Centennial's ability to pay dividends and requires that certain operating tests be met. At August 31, 1997, no amounts were outstanding under the Credit Facility.

(e) On April 15, 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year revolving credit facility in the principal amount of $200,000 with Bank of America and Societe General, which converts into a five-year term loan. The facility is secured by the assets of CCCTV. The loan is non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments commencing June 30, 2000 and expiring on March 31, 2005. The facility requires mandatory prepayments of principal refinancing to the extent that the loan balance exceeds the refinancing on the working capital commitment (as defined in the facility). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate, certificate of deposit rate, or the Eurodollar rate, plus the applicable margin (as defined in the facility). The principal use of proceeds will be to fund acquisitions as well as general corporate purposes. No amounts were outstanding under the facility at August 31, 1997.

(f) On April 25, 1997, Centennial Puerto Rico Wireless Corporation ("CPRW") entered into a $130,000 revolving credit Facility with Citibank, N.A. as agent which converts to a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds from the Puerto Rico Credit Facility will be used primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used for working capital and general corporate purposes and were used to pay certain cash dividends to Centennial as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the Puerto Rico Credit Facility is based on, at the election of CPRW, (a) the "Base Rate," as defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility is non-recourse to Centennial and the Company. The Puerto Rico Credit Facility is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries. The Puerto Rico Credit Facility restricts the use of borrowing, limits the incurrence of certain additional indebtedness by CPRW, limits CPRW's ability to declare and pay dividends to Centennial and management fees to affiliates and requires that certain operating tests be met. At August 31, 1997, $99,500 was outstanding under the Puerto Rico Credit Facility.

At August 31, 1997, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements ending after December 15, 1997. This statement supercedes Accounting Principles Board Opinion No. 15 ("APB 15") and replaces the presentation of primary Earnings Per Share ("EPS") on the face of the statement of operations. Adoption of SFAS 128 will not result in a change of EPS previously reported by the company using APB 15. Disclosure of Diluted EPS is not currently required due to the anti-dilutive effect of the Company's equity instruments.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structures", Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. The Company believes these Statements will not have a material impact on the consolidated financial statements of the Company when adopted.

NOTE 9.  STOCK REPURCHASE

In October 1992, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its Class A Common Stock in the open market and in privately negotiated transactions, depending on prevailing market conditions. During August, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 5,000,000 additional shares of Class A Common Stock, depending on prevailing market conditions. The Company purchased 171,500 shares of Class A Common Stock in the open market for an aggregate purchase price of $660 during the fourth quarter of fiscal 1997. During the three months ended August 31, 1997, the Company purchased 736,000 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $3,990. Subsequent to August 31, 1997, the Company purchased 1,071,000 of such shares in the open market for an aggregate purchase price of $6,962. These shares have been accounted for as treasury shares during the respective fiscal years. As of October 8, 1997, the Company is authorized to repurchase 5,021,500 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. Also, during the three months ended August 31, 1997, Centennial announced that its Board of Directors had authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the three months ended August 31, 1997, Centennial purchased 262,000 shares of its Class A Common Stock in the open market for an aggregate purchase price of $4,192. Subsequent to August 31, 1997, Centennial purchased 280,000 additional shares of such common stock in the open market for an aggregate purchase price of $4,938. These shares have been accounted for as Treasury Shares. As of October 8, 1997, Centennial is authorized to repurchase 3,458,000 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

NOTE 10.  SUBSEQUENT EVENT

On September 29, 1997, the Company issued 8 3/4% Senior Notes due 2007 (the
"8 3/4% Notes") in the principal amount of $225,000, which mature on October 1, 2007. The 8 3/4% Notes were issued pursuant to a prior $500,000 shelf registration of the Company's securities filed with the Securities and Exchange commission on April 4, 1997 (which became effective on July 15, 1997). As of October 8, 1997, $277,000 remained available for issuance under the shelf registration statement. The 8 3/4% Notes bear interest at 8 3/4% payable semi-annually on April 1 and October 1 of each year commencing April 1, 1998. The 8 3/4% Notes may not be redeemed prior to maturity.

The 8 3/4% Notes rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the 8 3/4% Notes were issued) of the Company, including the 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007, and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the Notes of approximately $220,915 were used to repay temporarily a portion of the long-term debt outstanding under the CCC-I Credit Agreement. Further borrowings may be made under the CCC-I Credit Agreement until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities, and acquisitions.

NOTE 11.  SEGMENT INFORMATION  -  (UNAUDITED)

Information about the Company's operations in its three business segments for the three months ended August 31, 1997 and 1996 is as follows (amounts in thousands):

                                               1997                      1996
                                            -----------                 ------
Revenue:
     Cable television                       $   119,564             $   112,728
     Wireless telephone                          52,853                  32,365
     Australian operations                        8,460                   7,954
     Eliminations                                  (128)                    (43)
                                            -----------             -----------
                                            $   180,749             $   153,004
                                            ===========             ===========
Operating (loss) income:
     Cable television                       $    24,589             $    24,648
     Wireless telephone                          (2,128)                 (3,399)
     Australian operations                       (3,348)                (45,520)
     Eliminations                                   (49)                    (43)
                                            -----------             -----------
                                            $    19,064             $   (24,314)
                                            ===========             ===========
Net loss:
     Cable television                       $   (15,376)            $   (10,004)
     Wireless telephone                          (6,786)                 (6,107)
     Australian operations                       (6,986)                (49,235)
     Eliminations                                 4,580                   4,134
                                            -----------             -----------
                                            $   (24,568)            $   (61,212)
                                            ===========             ===========
Assets, at end of period
     Cable television                       $ 1,535,066             $ 1,573,102
     Wireless telephone                         846,369                 783,038
     Australian operations                       55,024                  87,875
     Eliminations                              (286,414)               (271,309)
                                            -----------             -----------
                                            $ 2,150,045             $ 2,172,706
                                            ===========             ===========
Depreciation and amortization:
     Cable television                       $    38,314             $    37,655
     Wireless telephone                          25,062                  18,481
     Australian operations                        3,678                   6,514
                                            -----------             -----------
                                            $    67,054             $    62,650
                                            ===========             ===========
Capital expenditures:
     Cable television                       $    29,181             $    11,472
     Wireless telephone                          34,759                  23,481
     Australian operations                          586                   1,658
                                            -----------             -----------
                                            $    64,526             $    36,611
                                            ===========             ===========


The Company's consolidated financial statements include three distinct business segments. Century Communications owns, operates and develops domestic cable television systems. Centennial Cellular Corp., an approximately 32% owned subsidiary, owns, operates and invests in wireless telephone systems. The Company has determined to pursue a strategy to sell its investments in the Australian operations. The information provided below is that of Century Communications (before the consolidation of Centennial Cellular Corp. and the Australian operations), Centennial Cellular Corp., which comprises the Company's wireless telephone business segment, the Company's Australian operations, as well as consolidated information.

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                 AUGUST 31, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                                  Century
                                               Communications
                                                Corp. before
                                                 consolidation        Centennial                     Reclassification
                                                 of Centennial         Cellular       Australian            and
                                                 and Australia           Corp.        Operations       Eliminations     Consolidated
                                                 -------------      ------------      -----------      ------------     ------------
ASSETS
Current assets:
     Cash and short-term investments               $   106,855      $    46,510      $     5,288       $      --         $   158,653

     Accounts receivable - net                          32,770           30,490            4,475            (6,110)           61,625

     Prepaid expenses and other
         current assets                                  4,512            6,015            1,610              --              12,137
                                                   -----------      -----------      -----------       -----------       -----------
              Total current assets                     144,137           83,015           11,373            (6,110)          232,415

Property, plant & equipment - net                      528,520          189,295           15,354              --             733,169

Investment in marketable equity
     securities                                         40,950             --               --                --              40,950

Investment in Centennial Cellular
     Corp., at cost                                    139,685             --               --            (139,685)             --

Equity investment in cable television
     and wireless telephone systems -
     net                                               146,748           93,421             (137)         (137,352)          102,680

Debt issuance costs - net                               20,587            9,383             --                --              29,970

Cable television franchises - net                      354,530             --             28,434              --             382,964

Wireless telephone licenses - net                         --            334,339             --                --             334,339

Excess of purchase price over value
     of net assets acquired - net                      149,414          129,107             --                --             278,521

Other assets                                            10,495            7,809             --              (3,267)           15,037
                                                   -----------      -----------      -----------       -----------       -----------

                                                   $ 1,535,066      $   846,369      $    55,024       $  (286,414)      $ 2,150,045
                                                   ===========      ===========      ===========       ===========       ===========

NOTE 11.  CONTINUED

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                                 AUGUST 31, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                         Century Communications
                                              Corp. before
                                              consolidation        Centennial                      Reclassification
                                              of Centennial         Cellular        Australian            and
                                              and Australia           Corp.         Operations       Eliminations      Consolidated
                                              -------------           -----         ----------       ------------      ------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:

     Current maturities of long-term debt       $        50       $      --         $    14,321       $      --         $    14,371
     Accounts payable                                26,756             3,747             2,916              --              33,419
     Accrued expenses and other
         current liabilities                         74,363            58,397            17,502           (11,940)          138,322
                                                -----------       -----------       -----------       -----------       -----------
         Total current liabilities                  101,169            62,144            34,739           (11,940)          186,112

Long-term debt                                    1,782,880           449,500              --                --           2,232,380

Deferred liability                                    5,000             2,200              --              (7,200)             --

Deferred income taxes                                 8,482            41,115              --                --              49,597

Minority interest in subsidiaries                    60,605              --                --              65,162           125,767

Due to parent                                          --                --             146,748          (146,748)             --

Convertible redeemable preferred stock                 --             186,287              --                --             186,287

Second series convertible
     redeemable preferred stock                        --               7,252              --              (7,252)             --

Common stockholders' equity (deficiency):
     Common stock, par value $.01 per share:
         Class A                                        635               165              --                (165)              635
         Class B                                        444               105              --                (105)              444

Additional paid-in capital                           88,558           365,671              --            (278,166)          176,063
Other                                              (135,542)           (8,993)            1,913             8,993          (133,629)
Accumulated deficit                                (377,165)         (259,077)         (128,376)           91,007          (673,611)
                                                -----------       -----------       -----------       -----------       -----------
     Total common stockholders'
         equity (deficiency)                       (423,070)           97,871          (126,463)         (178,436)         (630,098)
                                                -----------       -----------       -----------       -----------       -----------
                                                $ 1,535,066       $   846,369       $    55,024       $  (286,414)      $ 2,150,045
                                                ===========       ===========       ===========       ===========       ===========

NOTE 11.  CONTINUED

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES
              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                    THREE MONTH PERIOD ENDED AUGUST 31, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                     Century
                                                  Communications
                                                   Corp. before
                                                   consolidation        Centennial                    Reclassification
                                                   of Centennial         Cellular       Australian           and
                                                   and Australia           Corp.        Operations       Eliminations   Consolidated
                                                   -------------           -----        ----------       ------------   -----------
Revenue                                               $ 119,564        $  52,853        $   8,460        $    (128)       $ 180,749
                                                      ---------        ---------        ---------        ---------        ---------
Costs and expenses:
   Costs of services                                     26,216           11,955             --               --             38,171
   Selling, general & administrative                     30,445           17,964             --                (79)          48,330
   Depreciation and amortization                         38,314           25,062            3,678             --             67,054
   Australian operations                                   --               --              8,130             --              8,130
                                                      ---------        ---------        ---------        ---------        ---------
                                                         94,975           54,981           11,808              (79)         161,685
                                                      ---------        ---------        ---------        ---------        ---------

Operating income/(loss)                                  24,589           (2,128)          (3,348)             (49)          19,064
                                                      ---------        ---------        ---------        ---------        ---------

Income (loss) from equity investments                      --              4,206             --             (4,206)            --
Interest                                                 38,977           10,705            2,614             --             52,296
Gain on sale of assets                                    1,999                5             --               --              2,004
Other (income)/loss                                          21             --              1,024           (4,206)          (3,161)
                                                      ---------        ---------        ---------        ---------        ---------

Loss before income tax
   benefit and minority interest                        (12,410)          (8,622)          (6,986)             (49)         (28,067)

Income tax benefit                                          (40)          (1,971)            --               --             (2,011)
                                                      ---------        ---------        ---------        ---------        ---------

Loss before minority interest                           (12,370)          (6,651)          (6,986)             (49)         (26,056)

Minority interest in (income) loss
   of subsidiaries                                       (3,006)            (135)            --              4,629            1,488
                                                      ---------        ---------        ---------        ---------        ---------

Net loss                                              $ (15,376)       $  (6,786)       $  (6,986)       $   4,580        $ (24,568)
                                                      =========        =========        =========        =========        =========


NOTE 12.  CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                         Common Stock
                                                            ------------------------------------------------------------------------
                                                                         Class A                                 Class B
                                                            -------------------------------         --------------------------------
                                                               Shares             Dollars              Shares              Dollars
                                                            ----------          -----------         ----------          ------------
Balance at June 1, 1996                                     59,946,280         $       599          45,406,115          $       454

Shares issued in connection with
   employee incentive plans                                    711,490                   7              25,000

Class A shares purchased by
   the Company

Class B shares converted to
   Class A shares                                              305,000                   3            (305,000)                  (3)

Class A shares issued in connection
   with acquisitions                                         1,732,357                  18

Subsidiary preferred stock dividends

Foreign currency translation adjustment

Change in unrealized appreciation of
   marketable securities

Income tax benefit - subsidiary stock
options exercised

Net loss
                                                            ----------         -----------          ----------          -----------
Balance at May 31, 1997                                     62,695,127                 627          45,126,115                  451

Shares issued in connection with
   employee incentive plans                                      2,500                --

Class A shares purchased by the Company

Class B shares converted to Class A shares                     768,807                   8            (768,807)                  (7)

Subsidiary preferred stock dividends

Foreign currency translation adjustment

Change in unrealized appreciation of
   marketable securities

Net loss
                                                            ----------         -----------          ----------          -----------
Balance at August 31, 1997 - Unaudited                      63,466,434         $       635          44,357,308          $       444
                                                            ==========         ===========         ===========          ===========




                                                            Additional Paid-In  (Accumulated
                                                                 Capital            Deficit)             Other             Total
                                                            -----------------    ------------        ------------         -------
Balance at June 1, 1996                                       $ 175,804          $  (507,168)        $  (117,702)         $(448,013)

Shares issued in connection with
   employee incentive plans                                       3,948                                                       3,955

Class A shares purchased by the Company                                                                   (2,359)            (2,359)

Class B shares converted to Class A shares                                                                                     --

Class A shares issued in connection with acquisition                (18)                                                       --

Subsidiary preferred stock dividends                             (4,850)                                                     (4,850)

Foreign currency translation adjustment                                                                      462                462

Change in unrealized appreciation of
   marketable securities                                                                                  (7,950)            (7,950)

Income tax benefit - subsidiary stock
   options exercised                                              1,987                                                       1,987

Net loss                                                                            (141,875)                              (141,875)
                                                              ---------          -----------         -----------          ---------

Balance at May 31, 1997                                         176,871             (649,043)           (127,549)          (598,643)

Shares issued in connection with
   employee incentive plans                                         451                                                         451

Class A shares purchased by the Company                                                                   (4,116)            (4,116)

Class B shares converted to Class A shares                                                                                        1

Subsidiary preferred stock dividends                             (1,259)                                                     (1,259)

Foreign currency translation adjustment                                                                    2,204              2,204

Change in unrealized appreciation of
   marketable securities                                                                                  (4,168)            (4,168)

Net loss                                                                             (24,568)                               (24,568)
                                                              ---------          -----------         -----------          ---------

Balance at  August 31, 1997 - Unaudited                       $ 176,063          $  (673,611)        $  (133,629)         $(630,098)
                                                              =========          ===========         ===========          =========

OTHER STOCKHOLDERS' DEFICIENCY ITEMS:                      August 31, 1997
------------------------------------                          (Unaudited)       May 31, 1997
                                                            --------------     -------------
Treasury stock, at cost                                       $(144,237)           $(140,121)
Unrealized appreciation of marketable securities                  8,695               12,863
Foreign currency translation adjustment                           1,913                 (291)
                                                              ---------            ---------
                                                              $(133,629)           $(127,549)
                                                              =========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997, in addition to the interim consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS (dollar amounts in thousands except subscriber, pop and share data)

The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees. At August 31, 1997, the Company owned and operated 70 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,252,000 homes and served a total of approximately 1,268,000 primary basic subscribers. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At August 31, 1997, these 50% owned systems passed approximately 552,000 homes and served approximately 280,000 primary basic subscribers in the aggregate.

The Company has a common stock interest of approximately 32% and, through ownership of a class of common stock which has disproportionate votes per share (15 votes per share), a voting interest of approximately 74% in Centennial Cellular Corp. ("Centennial"). The Company also provides management services to Centennial. Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. The market value of this interest, based solely on the equivalent number of publicly-traded shares of Class A Common Stock of Centennial, was $137,756 on August 31, 1997. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for reporting purposes for all periods presented.

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

The Telecommunications Act of 1996 (the "Act") which was enacted in February 1996, alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act deregulates (except for basic service) cable service rates over a three year period. Implementing regulations of the Act are currently being promulgated. The effect that the Act will have on the Company's cable television business cannot be determined at this time.

THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

The following discussion describes the Company's three business segments: cable television, wireless telephone investment and Australian investments.

Cable Television

Consolidated revenues for the three months ended August 31, 1997 increased by $27,745 or 18.1%, over the three months ended August 31, 1996. Revenue from cable television operations increased by $6,751 or 6.0%, over the corresponding three months ended August 31, 1996, principally as a result of increasing subscription fees and increases in the number of cable television subscriptions. Average primary basic cable television subscribers "Basic Subscribers" for the twelve months ended August 31, 1997 were approximately 1,258,000, as compared to approximately 1,121,000 Basic Subscribers for the twelve-month period ended August 31, 1996, an increase of 12.2%. Acquisitions accounted for approximately 84% of the increase. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $38.30 during the twelve months ended August 31, 1997, as compared to approximately $35.90 during the comparable prior twelve month period, an increase of 6.7%.

Cost of services of the Company's cable television operations increased by $1,871, or 7.7%, while selling, general and administrative expenses of the Company's cable television operations increased by $4,286, or 16.4%. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable and wireless operations for the three months ended August 31, 1997 increased by $7,240, or 12.9% over the three months ended August 31, 1996. The cable television operations accounted for $659 of this increase.

Consolidated operating income for the three months ended August 31, 1997 increased to $19,064 or $43,378 above the operating loss of $24,314 for the three months ended August 31, 1996, principally as a result of the Company's $40,000 write-down of Australian assets during the three months ended August 31, 1996. (See Liquidity and Capital Resources - Investments - Australian Pay Television). The wireless telephone operations contributed $2,128 of operating losses. The Company's operating income related to its cable television operations was $24,540, a decrease of $65, or 0.3% below the three months ended August 31, 1996.

Consolidated other income represents primarily the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $1,024 and $1,468 of expense for the three months ended August 31, 1997 and 1996, respectively, for its minority investments in Australia, offset, in part, by $4,206 and $3,662 of income for the three months ended August 31, 1997 and August 31, 1996, respectively, related to minority wireless telephone investments held by Centennial.

Consolidated interest expense for three months ended August 31, 1997 increased by $3,872, or 8.0% as compared with the three months ended August 31, 1996, principally as a result of increased borrowings of

Centennial. Interest expense of the Company's cable segment declined by $160. For the three months ended August 31, 1997, the average debt outstanding of the cable segment was approximately $1,755,406 or $42,000 above the average outstanding debt balance of $1,712,971 during the three months ended August 31, 1996. The increase in borrowings was partially offset by a decline in interest rates. The Company's weighted average interest rate excluding borrowings of Centennial, the Australian investments and the Company's 50% owned joint ventures was approximately 8.8% in the three months ended August 31, 1997, as compared to approximately 9.2% in the three months ended August 31, 1996.

After losses attributable to minority interests in subsidiaries for the three months ended August 31, 1997, a consolidated pretax loss of $26,579 was incurred, as compared to a pretax loss of $67,810 for the three months ended August 31, 1996. The income tax benefit of $2,011 for the three months ended August 31, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature. The Company anticipates that beginning in the current fiscal year it will record limited tax benefits resulting from operating losses. As a result, the Company expects that net losses and loss per share will increase.

The consolidated net loss for the three months ended August 31, 1997 of $24,568 represents a decrease of $36,644 from the loss of $61,212 for the three months ended August 31, 1996, principally as a result of the Company's $40,000 write-down of Australian assets during the three months ended August 31, 1996. (See Liquidity and Capital Resources - Investments - Australian Pay Television). The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of Centennial's wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Wireless Telephone Investment

Centennial's revenue increase accounted for 73.8% of the total increase in the revenue of the Company. Revenue from wireless telephone operations for the three months ended August 31, 1997 increased by $20,488, or 63.3%, over the three months ended August 31, 1996. The increase in revenue was principally the result of growth in subscriptions to, and the resulting increased usage of, wireless telephone service. Centennial's Puerto Rico Wireless Telephone System contributed $7,720 or 37.7% of Centennial's increase in revenue.

Cost of services related to Centennial's wireless telephone operations, which accounted for 31.3% of the total cost of services for the Company, during the three months ended August 31, 1997 was $11,955, an increase of $4,486 or 60.1% as compared to the three months ended August 31, 1996. The increase was due in part to a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased wireless telephone coverage areas resulting from the continued expansion of Centennial's network, and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System were $2,314 and $592 for the three months ended August 31, 1997 and 1996, respectively.

Selling, general and administrative expenses related to Centennial's wireless telephone operations, representing 37.2% of the total amount for the Company, rose to $17,964, an increase of $8,150 or 83.0% above the $9,814 recorded during the three months ended August 31, 1996. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and an increase in Centennial's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and the anticipated growth of its wireless telephone business as well as the commencement of PCS telephone service in Puerto Rico. Selling, general and administrative expenses for Centennial's Puerto Rico Wireless Telephone System were $5,784 and $786 for the three months ended August 31, 1997 and 1996, respectively.

The wireless telephone operations and acquisitions accounted for $6,581, or 90.9% of the increase in the Company's domestic depreciation and amortization during the quarter ended August 31, 1997.

Centennial's wireless telephone operating loss for the three months ended August 31, 1997 of $2,128 declined by $1,271, or 37.4% from the loss of $3,399 for the three months ended August 31, 1996. The operating loss for the Puerto Rico Wireless Telephone System was $5,467 for the three months ended August 31, 1997. Gross interest costs for the quarter ended August 31, 1996 include capitalized interest charges of $1,299 related to the acquisition cost of Centennial's PCS license during the pre-operational stage of the business . Gross interest costs of the wireless segment for the three months ended August 31, 1997 and August 31, 1996 were $10,705 and $8,340. The increase is the result of additional borrowings for acquisitions, working capital and debt service. Centennial's average debt outstanding during the three months ended August 31, 1997 was $441,103, an increase of $91,103 as compared to the average debt level of $350,000 during the three months ended August 31, 1996. Centennial's weighted average interest rate increased to 9.7% for the three months ended August 31, 1997 from 9.5% for the three months ended August 31, 1996.

The Company expects net losses in Centennial's wireless operations to continue for the foreseeable future until such time as the operations of the wireless telephone systems and expansion of the wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. Since both the cable television and wireless telephone activities are capital intensive, the Company and Centennial must continue to seek various sources of financing to meet their respective needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Certain subsidiaries of the Company (other than Centennial) have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,255,000 of potential borrowing capacity for cable operations. Centennial and subsidiaries of Centennial have entered into credit agreements with various bank groups which furnish approximately $205,000 of potential borrowing capacity for wireless telephone operations at August 31, 1997, which indebtedness is non-recourse to the Company.

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

During the three months ended August 31, 1997, the Company made capital expenditures of $64,526 of which 53.9% were made by Centennial. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $100,000 for cable television capital expenditures in fiscal 1998. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the three months ended August 31, 1997, consolidated earnings were less than fixed charges by $29,326. However, such amount reflects non-cash charges totaling $68,313, consisting of depreciation and amortization and subsidiary preferred stock dividends. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that, in fiscal 1998, cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses.

Centennial's wireless telephone capital projects include the addition of cell sites for greater coverage areas, as well as enhancements to the existing infrastructure of the wireless system. Centennial expects capital expenditures for its domestic wireless telephone markets of $30,000 during fiscal 1998. During fiscal 1996, Centennial began construction of its PCS network in Puerto Rico and spent approximately $29,141 during the three months ended August 31, 1997. These capital expenditures included $19,408 to continue the buildout of Centennial's PCS network infrastructure and $9,733 to purchase telephone units which remain the property of Centennial while in use by subscribers. Centennial currently estimates that the cost to continue the build-out of the infrastructure of its PCS network will be approximately $35,000 to be expended during fiscal 1998. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

It is anticipated that in fiscal 1998, cash generated from Centennial's wireless telephone operations will not fully cover required capital expenditures, the debt service under its credit agreements and preferred stock dividends. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will continue to be the case in the future. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing. Based upon current market conditions, the Company expects that cash flows from operations and funds from currently available credit facilities will be sufficient to enable Centennial to meet required cash commitments through fiscal 1998.

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

FINANCING AND CAPITAL FORMATION - THE COMPANY

CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. CCC-II was in compliance with the terms of the credit facility at August 31, 1997. At August 31, 1997, $199,000 was available for borrowing under this facility.

CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility that converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The proceeds of the facility were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The interest rates payable on borrowings under the credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The credit facility restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. CCC-I was in compliance with the terms of the credit facility at August 31, 1997. At August 31, 1997, $165,900 was available for borrowing under this facility.

On January 17, 1997, the Company issued Senior Notes due 2007 ("8 7/8% Notes") in the principal amount of $250,000 which mature on January 15, 2007. The 8 7/8% Notes were issued pursuant to a prior $500,000 shelf registration of the Company's securities filed with the Securities and Exchange Commission ("SEC") on October 26, 1993. The 8 7/8% Notes bear interest at 8 7/8% payable semiannually on January 15 and July 15 of each year commencing July 15, 1997. The 8 7/8% Notes may not be redeemed prior to maturity.

The 8 7/8% Notes will rank pari passu with all existing and future Senior Indebtedness (as that term is used in the Indenture under which the 8 7/8% Notes were issued) of the Company, including the 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003 and the 9 1/2% Senior Notes due 2005, and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the 8 7/8% Notes, of approximately $244,607, were used to temporarily repay a portion of the long-term debt outstanding under two credit agreements executed by subsidiaries of the Company. Subsequently, bank borrowings were used to retire $204,000 aggregate principal amount of 11 7/8% Senior Subordinated Debentures due 2003 issued by the Company in October 1991 (the "11 7/8% Debentures). The 11 7/8% Debentures were called by the Company on April 15, 1997 at a redemption price of 105% of the principal amount thereof. Accordingly, the amount required to retire the 11 7/8% Debentures at such time was $214,200 plus accrued interest of $12,113. The effect of the redemption resulted in an extraordinary loss during the fourth quarter of fiscal 1997 of approximately

$7,582, net of income taxes, reflecting the call premium and write-off of deferred financing costs. The balance of the proceeds were used by the Company for working capital and general corporate purposes

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities augmenting the remaining $2,000 available under a prior registration statement. The registration statement became effective on July 15, 1997. On September 29, 1997, the Company issued 8 3/4% Senior Notes due 2007 (the "8 3/4% Notes") in the principal amount of $225,000, which mature on October 1, 2007, pursuant to this shelf registration. The 8 3/4% Notes bear interest at 8 3/4% payable semiannually on April 1 and October 1 of each year commencing April 1, 1998. The 8 3/4% Notes may not be redeemed prior to maturity.

The 8 3/4% Notes rank pari passu with all existing and future Senior Indebtedness of the Company, including the 9 3/4% Senior Notes due 2002, the
9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007, and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the Notes of approximately $220,915 were used to repay temporarily a portion of the long-term debt outstanding under the CCC-I Credit Agreement. Further borrowings may be made under the CCC-I Credit Agreement until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities, and acquisitions. As of October 8, 1997, $277,000 remained available for issuance pursuant to the shelf registration.

On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC"), entered into a three year, $80,000 revolving credit facility that converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b) "Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined. The agreement expires on February 28, 2004 and provides for a reduction in the aggregate commitment, among other possible reductions beginning on November 30, 1998. The credit facility restricts the incurrence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met. CVC is in compliance with the terms of the credit facility. At August 31,1997, $28,500 was available for borrowing under this facility.

On April 15, 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year revolving credit facility in the principal amount of $200,000 with Bank of America and Societe General, which converts into a five-year term loan. The facility is secured by the assets of CCCTV. The loan is non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments commencing June 30, 2000 and expiring on March 31, 2005. The facility requires mandatory prepayments of principal refinancing to the extent that the loan balance exceeds the refinancing on the working capital commitment (as defined in the facility). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate, certificate of deposit rate, or the Eurodollar rate, plus the applicable margin (as defined in the facility). The principal use of proceeds will be to fund acquisitions as well as general corporate purposes. No amounts were outstanding under the facility at August 31, 1997.

FINANCING AND CAPITAL FORMATION - CENTENNIAL

Centennial, since August 1988, has acquired licenses for 29 wireless telephone markets in the United States that it owns and manages, some of which are considered to be in the early development phase of operations. Centennial also owns minority equity investment interests in certain other wireless telephone systems. Centennial successfully bid on March 13, 1995 for one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Puerto Rico Wireless Telephone System is in the start-up and construction stage.

On August 30, 1991, Citizens Cellular Company merged with and into Centennial, and in connection with the merger, Centennial issued to Citizens Utilities Company ("Citizens"), Convertible Redeemable Preferred Stock valued at $128,450 and Class B Common Stock representing 18.8% of the then outstanding common equity of Centennial. In connection with an amendment to a services agreement with the Company, Centennial issued its Second Series Convertible Redeemable Preferred Stock valued at $5,000 to the Company. The preferred stock carried no cash dividend requirements through August 31, 1996, but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock held by Citizens and Century at August 31, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock shall receive cash dividends at the rate of 8.5% per annum when, and as declared by the Board of Directors of Centennial, at its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, which commenced in fiscal 1997, to be made in respect of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be $15,834 and $616, respectively. Both classes of Preferred Stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial. On December 19, 1996, May 8, 1997 and August 1, 1997, Centennial paid cash dividends to Citizens and Century of $3,959 and $154, respectively. Centennial will determine the timing, amount, or distribution (if any) of additional preferred stock dividends.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At October 8, 1997, 4,239,231 shares were available for issuance under this registration statement.

Centennial, on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. At October 8, 1997, $400,000 aggregate amount of debt securities remained available for issuance.

On September 12, 1996, Centennial entered into a $75,000 revolving credit facility with Citibank, N.A., which was amended on April 22, 1997 and further amended on July 28, 1997 (the "Amended Credit Facility"). The Credit Facility terminates on January 31, 2001. The Credit Facility may be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Credit Facility is based on, at the election of Centennial, (a) the "Base Rate," as defined, plus a margin of 2% or (b) the

"Eurodollar Rate", as defined, plus a margin of 3%. The Credit Facility is secured by the pledge of stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Credit Facility is further guaranteed by certain of Centennial's subsidiaries holding Investment Interests. The Credit Facility restricts the incurrence of certain additional debt by Centennial, limits Centennial's ability to pay dividends and requires that certain operating tests be met. At August 31, 1997, no amounts were outstanding under the Credit Facility.

On April 25, 1997, Centennial Puerto Rico Wireless Corporation ("CPRW") entered into a $130,000 revolving credit facility with Citibank, N.A. as agent which converts to a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds of the Puerto Rico Credit Facility will be used primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used for working capital and general corporate purposes and were used to pay certain cash dividends to Centennial as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the Puerto Rico Credit Facility are based on, at the election of CPRW, (a) the "Base Rate," as defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility is non-recourse to Centennial and the Company. The Puerto Rico Credit Facility is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries. The Puerto Rico Credit Facility restricts the incurrence of certain additional debt and requires that certain operating tests be met. At August 31, 1997, $99,500 was outstanding under the Puerto Rico Credit Facility.

Centennial and its subsidiaries were in compliance with all covenants of their respective debt agreements at August 31, 1997.

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has substantially completed the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business in Puerto Rico is expected to be capital intensive, requiring additional network infrastructure buildout costs of approximately $35,000 for fiscal 1998. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing wireless telephone providers as well as other MTA PCS license holders. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if operating cash flow does increase, it is anticipated that cash generated from Centennial's wireless telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commenced in the current fiscal year, and required capital expenditures. Centennial continues to seek various sources of external financing to meet its current and future needs, including bank financing, joint ventures and partnerships, and public and private placements of debt and equity securities of Centennial. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will be the case in the future.

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

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which serve an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to CCCTV, in which each of the Company and Citizens have a 50% interest. These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,500. CCCTV currently expects to fund the acquisitions using available credit facilities. The purchase of these systems by CCCTV is subject to regulatory approvals. There is no assurance that CCCTV will obtain such approvals or that such acquisitions will be consummated.

ACQUISITIONS, EXCHANGES, DISPOSITIONS - CENTENNIAL

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

Centennial has determined to pursue a strategy to sell or otherwise dispose of substantially all of its minority interests in wireless telephone systems representing approximately 1,100,000 Net Pops and has retained an investment banker to assist in such disposition. Centennial has not yet made a final determination as to the estimated sale proceeds or timing of such disposition.

INVESTMENTS

Australian Pay Television

Since fiscal 1994, the Company has invested, through a wholly-owned subsidiary, approximately $149,000 in the Australian Pay TV industry, including approximately $126,000 in ECT. The Company's investment in ECT was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long-term management agreements with ECT.

The Company also holds a 25% interest in a joint venture which provides programming to ECT and other pay television services in Australia. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc. ("UIH"), a leading international provider of pay television services.

Since the fourth fiscal quarter of fiscal 1996, the Company has written down $50,000 of its Australian investment. The Company is pursuing a strategy to sell its investments in its Australian operations and has retained an investment banker to assist in the separate sale of ECT and XYZ. It has also determined to make no further investments in ECT. Once the Company has developed its formal plan for disposition, including the means to complete that plan and the period expected to be required for completion of the disposition, the Company anticipates accounting for its Australian operations as discontinued operations.

The Company is currently unable to predict the ultimate resolution of these matters. At August 31, 1997, the remaining net book value of its investments in the various aspects of the Australian pay television industry, after giving effect to the aforementioned write-down of Australian assets and the Company's percentage of cumulative losses of ECT and XYZ, aggregated approximately $18,000. The Company currently believes that the remaining net book value is realizable.

STOCK REPURCHASE

In October 1992, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its Class A Common Stock in the open market and in privately negotiated transactions, depending on prevailing market conditions. During August 1997, the Company announced that its Board of Directors had authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 5,000,000 additional shares of Class A Common Stock, depending on prevailing market conditions. The Company purchased 171,500 shares of Class A Common Stock in the open market for an aggregate purchase price of $660 during the fourth quarter of fiscal 1997. During the three months ended August 31, 1997, the Company purchased 736,000 additional shares of such common stock in the open market for an aggregate purchase price of $3,990. Subsequent to August 31, 1997, the Company purchased 1,071,000 of such shares in the open market for an aggregate purchase price of $6,962. These shares have been accounted for as Treasury Shares during the respective fiscal years. As of October 8, 1997, the Company is authorized to repurchase 5,021,500 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. Also, during the three months ended August 31, 1997, Centennial announced that its Board of Directors had authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the three months ended August 31, 1997, Centennial purchased 262,000 shares of its own Class A Common Stock in the open market for an aggregate purchase price of $4,192. Subsequent to August 31, 1997, Centennial purchased 280,000 additional shares of such common stock in the open market for an aggregate purchase price of $4,938. These shares have been accounted for as Treasury Shares. As of October 8, 1997, Centennial is authorized to repurchase 3,458,000 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

                                    * * * * *

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "anticipate", "project" and similar expressions may identify forward-looking statements.

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' deficiency; the Company's debt structure: the competitive nature of the cable television and wireless telephone industries; regulation; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders; the recovery of the Company's Australian investment; operating hazards and uninsured risks; refinancing and interest rate exposure risks; and potential for changes in accounting standards. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1997 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the fiscal quarter ended August 31, 1997.

ITEM 5.  OTHER INFORMATION -

Issuance of 8 3/4% Senior Notes due 2007

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities augmenting the remaining $2,000 available under a prior registration statement. The registration statement became effective on July 15, 1997. On September 29, 1997, the Company issued 8 3/4% Senior Notes due 2007 (the "8 3/4% Notes") in the principal amount of $225,000, which mature on October 1, 2007, pursuant to this shelf registration. The 8 3/4% Notes bear interest at 8 3/4% payable semiannually on April 1 and October 1 of each year commencing April 1, 1998. The 8 3/4% Notes may not be redeemed prior to maturity.

The 8 3/4% Notes will rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the 8 3/4% Notes were issued) of the Company, including the 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007 and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the 8 3/4% Notes of approximately $220,915 were used to temporarily repay a portion of the long-term debt outstanding under the CCC-I Credit Agreement. Further borrowings may be made under the CCC-I Credit Agreement until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities, and acquisitions. As of October 8, 1997, $277,000 aggregate amount of the Company's debt securities remained available for issuance pursuant to the shelf registration statement.

STOCK REPURCHASE

In October 1992, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its Class A Common Stock in the open market and in privately negotiated transactions, depending on prevailing market conditions. During August 1997, the Company announced that its Board of Directors had authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 5,000,000 additional shares of Class A Common Stock, depending on prevailing market conditions. The Company purchased 171,500 shares of Class A Common Stock in the open market for an aggregate purchase price of $660 during the fourth quarter of fiscal 1997. During the three months ended August 31, 1997, the Company purchased 736,000 additional shares of such common stock in the open market for an aggregate purchase price of $3,990. Subsequent to August 31, 1997, the Company purchased 1,071,000 of such shares in the open market for an aggregate purchase price of $6,962. These shares have been accounted for as

Treasury Shares during the respective fiscal years. As of October 8, 1997, the Company is authorized to repurchase 5,021,500 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

On December 21, 1994, Centennial announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. Also, during the three months ended August 31, 1997, Centennial announced that its Board of Directors had authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the three months ended August 31, 1997, Centennial purchased 262,000 shares of its Class A Common Stock in the open market for an aggregate purchase price of $4,192. Subsequent to August 31, 1997, Centennial purchased 280,000 additional shares of such common stock in the open market for an aggregate purchase price of $4,938. These shares have been accounted for as Treasury Shares. As of October 8, 1997, Centennial is authorized to repurchase 3,458,000 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as part of this report.

         a)      Exhibits

                 Exhibit No.                    Description
                 -----------                    -----------

                 Exhibit 10.1 Employment Agreement, dated as of January 1, 1997, between the Company and Bernard P.
                                                Gallagher.

                 Exhibit 10.2 Sixth Supplemental Indenture, dated as of September 29, 1997, between the Company and First
                                                Trust of California, National
                                                Association, successor trustee
                                                to Bank of America National
                                                Trust and Savings Association,
                                                as trustee.

                 Exhibit 11                     Statement re: computation of per
                                                share earnings

                 Exhibit 27                     Financial Data Schedule (EDGAR
                                                filing only)

         b)      Reports on Form 8-K

                 There were no reports on Form 8-K filed by the Company during the fiscal quarter ended August 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CENTURY COMMUNICATIONS CORP.

Date:  October 10, 1997

                                             /s/ Scott N. Schneider
                                             -------------------------------
                                             Scott N. Schneider
                                             Chief Financial Officer,
                                             Senior Vice President and Treasurer
                                             (Principal Accounting Officer)

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as ........................'SS'