Form 10-Q
period 1997-11-30
CENTURY COMMUNICATIONS CORP
filed 1998-01-13
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1997
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from    to
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

Class A Common - 30,179,118 outstanding shares as of January 5, 1998 Class B Common - 44,126,115 outstanding shares as of January 5, 1998

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                 November 30,
                                                                     1997             May 31,
                                                                 (Unaudited)           1997
                                                                 ------------         -------
ASSETS

Current assets:
    Cash and short-term investments                               $ 133,882          $ 151,947

    Accounts receivable, less allowance for doubtful
           accounts of $4,790 and $3,592, respectively               63,505             48,958

    Prepaid expenses and other current assets                        15,176             14,649
                                                                  ---------          ---------

           Total current assets                                     212,563            215,554

Property, plant and equipment  - net                                787,424            715,418

Investment in marketable equity securities                           47,841             45,118

Equity investments in cable television and wireless
    telephone systems - net                                         106,369            102,097

Debt issuance costs, less accumulated amortization
    of $17,394 and $13,270, respectively                             39,396             31,735

Cable television franchises, less accumulated
    amortization of $356,838 and $322,309, respectively             358,236            401,775

Wireless telephone licenses, less accumulated amortization
    of $240,225 and $214,494, respectively                          321,474            347,206

Excess of purchase price over value of net assets
    acquired, less accumulated amortization of
    $63,206 and $58,920, respectively                               287,634            280,643

Other assets                                                         14,164             14,685
                                                                -----------         ----------
                                                                $ 2,175,101         $2,154,231
                                                                ===========         ==========



                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                 November 30,
                                                                     1997             May 31,
                                                                 (Unaudited)           1997
                                                                 ------------         -------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current maturities of long-term debt                           $   31,526       $  15,011
    Accounts payable                                                   31,868          26,711
    Accrued expenses and other current liabilities                    166,453         150,407
                                                                   ----------       ----------
       Total current liabilities                                      229,847         192,129

Long-term debt                                                      2,284,405       2,186,981

Deferred income taxes                                                  44,103          53,959

Minority interest in subsidiaries                                     107,227         133,518

Preferred stock, par value $.01 per share, authorized
    100,000,000 shares, none issued                                        --              --

Subsidiary convertible redeemable preferred stock (at
   aggregate liquidation value), par value $.01 per share,
   authorized, issued and outstanding 102,187 shares
   (redemption value of $1,823.00 per share)                         186,287          186,287

Common stockholders' deficiency:
   Common stock, par value $.01 per share:
      Class A, authorized 400,000,000 shares,
         issued 63,895,242 and 62,695,127 shares, respectively,
         and outstanding 30,219,623 and
         30,968,289 shares, respectively                                 639              627
      Class B, authorized 300,000,000 shares, issued
         and outstanding 44,126,115 and 45,126,115 shares,
         respectively                                                    441              451

Additional paid-in capital                                           174,904          176,871
Other, including 33,675,619 and 31,726,838 treasury shares,
   respectively                                                     (135,528)        (127,549)

Accumulated deficit                                                 (717,224)        (649,043)
                                                                  ----------       ----------
   Total common stockholders' deficiency                            (676,768)        (598,643)
                                                                  ----------       ----------
                                                                  $2,175,101       $2,154,231
                                                                  ==========       ==========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (Amounts in thousands, except share data)


                                            Three Months Ended November 30,     Six Months Ended November 30,
                                            -------------------------------     -----------------------------
                                               1997                 1996           1997               1996
                                            ---------            ----------     ----------         ----------
Revenues:
    Cable service income                    $  121,193           $  115,123     $  240,629         $  227,808
    Wireless telephone service income           59,134               35,359        111,987             67,724
    Australian operations                       11,041                8,514         19,501             16,468
                                           -----------           ----------     -----------       -----------
                                               191,368              158,996        372,117            312,000
                                           -----------           ----------     -----------       -----------

Costs and expenses:
    Cost of services - Cable                    26,372               25,343          52,588            49,688
    Cost of services - Wireless telephone       15,069                8,893          27,024            16,362
    Selling, general and administrative         53,697               39,059         102,027            74,953
    Australian expenses                         10,559                7,604          18,689            14,564
    Depreciation and amortization - domestic    66,419               59,280         129,795           115,416
    Depreciation and amortization - Australia    5,081                3,702           8,759            10,216
    Write-down of Australian assets, net        12,814                   --          12,814            40,000
                                           -----------           ----------     -----------       -----------
                                               190,011              143,881         351,696           321,199
                                           -----------           ----------     -----------       -----------

Operating income (loss)                          1,357               15,115          20,421            (9,199)
                                           -----------           ----------     -----------       -----------
Gain (loss) on sale of assets                      (41)                  --           1,963                48
Interest expense                                54,620               49,103         106,916            97,527
Other income                                     2,605                2,673           5,766             4,041
                                           -----------           ----------     -----------       -----------

    Loss before income tax (benefit) and
        minority interest                      (50,699)             (31,315)        (78,766)         (102,637)
Income tax (benefit)                            (3,818)             (10,976)         (5,829)          (17,574)
                                           -----------           ----------     -----------       -----------
Loss before minority interest                  (46,881)             (20,339)        (72,937)          (85,063)

Minority interest in loss of subsidiaries        3,268                3,082           4,756             6,594
                                           -----------           ----------     -----------       -----------
           Net loss                        $   (43,613)          $  (17,257)    $   (68,181)      $   (78,469)
                                           ===========           ===========    ===========       ===========
Dividend on subsidiary convertible
    redeemable preferred stock             $     1,259           $    1,251     $     2,518       $     2,349
                                           ===========           ===========    ===========       ===========
Loss applicable to common shares           $   (44,872)          $  (18,508)    $   (70,699)      $   (80,818)
                                           ===========           ===========    ===========       ===========
Loss per common share                      $      (.60)          $     (.25)    $      (.94)      $     (1.09)
                                           ===========           ===========    ===========       ===========

Weighted average number of common shares
    outstanding during the period           74,612,000            74,141,000     75,130,000        74,105,000
                                           ===========           ===========    ===========       ===========



                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                      Six Months Ended November 30,
                                                                      -----------------------------
                                                                        1997                 1996
                                                                      ---------            --------
OPERATING ACTIVITIES:
  Cash received from subscribers and others                           $ 426,332            $ 365,278
  Cash paid to suppliers, employees and
     governmental agencies                                             (249,897)            (217,464)
  Interest paid                                                         (85,487)             (82,139)
                                                                      ---------            ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                           90,948               65,675
                                                                      ---------            ---------

INVESTING ACTIVITIES:
  Capital expenditures                                                 (132,542)             (73,947)
  Cable television franchise expenditures                                  (121)                (540)
  Acquisition of other assets                                            (1,494)             (16,774)
  Acquisition of cable television and wireless
    telephone systems                                                   (33,548)             (38,909)
  Distributions received from equity investments                          8,693                3,738
  Capital contributed to equity investments                                 (65)                (236)
                                                                      ---------            ---------
     NET CASH USED IN INVESTING ACTIVITIES                             (159,077)            (126,668)
                                                                      ---------            ---------

FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                  466,500             579,116
    Principal payments on long-term debt                               (363,410)           (567,050)
    Debt issuance costs                                                 (11,781)             (2,364)
    Payment of subsidiary preferred stock dividends                      (8,128)                 --
    Issuance of common stock                                                553               2,713
    Capital contributed by minorities                                        86                  --
    Purchase of treasury stock, (including Centennial)                  (33,756)             (1,590)
                                                                      ---------            --------

      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                             50,064              10,825
                                                                      ---------            ---------

NET DECREASE IN CASH AND
    SHORT-TERM INVESTMENTS                                              (18,065)            (50,168)

CASH AND SHORT-TERM INVESTMENTS -
    BEGINNING OF PERIOD                                                 151,947             164,592
                                                                      ---------           ---------

CASH AND SHORT-TERM INVESTMENTS -
    END OF PERIOD                                                     $ 133,882           $ 114,424
                                                                      =========           =========


                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                             (Amounts in thousands)

                                                                      Six Months Ended November 30,
                                                                     ------------------------------
                                                                        1997                 1996
                                                                     ----------            --------

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                             $ (68,181)           $ (78,469)
                                                                     ---------            ---------

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                                  138,555              125,632
        Write-down of Australian assets, net                            17,074               40,000
        Deferred income taxes - decrease                                (9,856)             (21,112)
        Minority interest in loss of subsidiaries                       (4,756)              (6,594)
        Non-cash interest charges                                       14,883               10,962
        Other                                                           (6,985)              (3,499)
        Change in assets and liabilities, net of effects of
          acquired, exchanged and disposed cable television
          and wireless telephone systems
               Accounts receivable - (increase)                        (18,353)             (12,752)
               Prepaid expenses and other current assets -
                  (increase)                                              (514)              (8,162)
               Accounts payable, accrued expenses,
                  and other current liabilities -increase               29,081               19,669
                                                                     ---------            ---------

        Total adjustments                                              159,129              144,144
                                                                     ---------            ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 90,948             $ 65,675
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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

          (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of November 30, 1997 and the results of its consolidated operations and cash flows for the periods ended November 30, 1997 and 1996. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1997 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. Certain reclassifications have been made to prior period balances to conform with the current period's presentation. The consolidated balance sheet at May 31, 1997 is audited. The November 30, 1997 and 1996 financial statements do not include all disclosures required by generally accepted accounting principles.

NOTE 2. WRITEDOWN OF AUSTRALIAN ASSETS

The Company's Australian pay television subsidiary, East Coast Television ("ECT"), has certain distribution, infrastructure utilization and franchise agreements with Australis Media Limited ("Australis"), another pay television company in Australia. ECT, in light of recent announcements by Australis relating to Australis' deteriorating financial condition and aborted business combination with Foxtel (a competitive cable television provider in Australia), wrote down the remaining net book values of certain of its intangible assets during the three months ended November 30, 1997. As a result, the Company's consolidated financial statements reflect a writedown of approximately $17,100 relating to these intangible assets, net of a gain of approximately $4,300 related to the sale of certain of ECT's assets during the quarter ended November 30, 1997. Prior to June 1, 1997, the Company had written down $50,000 of its Australian investments.

NOTE 3.  ACCOUNT ANALYSIS

Accrued expenses and other current liabilities consists of the following:





                                                                       November 30,              May 31,
                                                                           1997                   1997
                                                                       ------------            ----------
        Accrued interest                                                 $ 38,955               $ 32,409
        Accrued capital purchases                                              -                  11,317
        Accrued unpaid invoices                                                -                   9,620
        Accrued property taxes                                             12,418                  9,313
        Australian accrued expenses                                        17,967                 17,070
        Accrued other                                                      74,025                 49,508
        Customer deposits and prepaids                                     23,088                 21,170
                                                                         --------               --------
                                                                         $166,453               $150,407
                                                                         ========               ========


NOTE 4.  INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Company classifies its investments in marketable equity securities as available for sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". For the six months ended November 30, 1997, the Company recorded an increase in the unrealized appreciation of marketable securities of $2,723 as a result of an increase in the market value of these securities.

NOTE 5.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenue and charges for installation and connections, net of programmers' share of pay television revenue. Such programmers' share netted against service income amounted to $62,406 and $55,986 for the six months ended November 30, 1997 and 1996, respectively.

Wireless telephone service income includes earned subscriber service revenue and charges for installation and connections, net of land line charges of $18,026 and $14,414 for the six months ended November 30, 1997 and 1996, respectively.

NOTE 6.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

During the six months ended November 30, 1996, the Company reclassified $14,966 of cable television franchises to goodwill in relation to the acquisition of certain cable television systems.

NOTE 7. ACQUISITIONS

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which serve an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company ("Citizens Utilities" or "Citizens") have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,500. On October 15, 1997 the Century/Citizens Joint Venture completed the transaction relating to the system located in Diamond Bar for a purchase price of approximately $33,600. The purchase price for the Diamond Bar acquisition was allocated (approximately) $11,000 to cable television franchise, $11,000 to excess of purchase price over value of net assets acquired and $12,000 to fixed assets. The Diamond Bar system serves approximately 20,000 primary basic subscribers. The Company funded its share of the purchase price for the Diamond Bar system, and currently expects to fund its share of the purchase price for the Yorba Linda acquisition, using available credit facilities. The purchase of the Yorba Linda system by the Century/Citizens Joint Venture is subject to regulatory approvals. There is no assurance that the Century/Citizens Joint Venture will obtain such approvals or that such acquisition will be completed.

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

Centennial has determined to pursue a strategy to sell or otherwise dispose of its minority equity investments in wireless telephone systems representing approximately 1,100,000 net pops. Centennial has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes the fair market value of its minority equity investments exceeds the net book value of the recorded assets at November 30, 1997.

The summary pro forma information includes the results of the Company and all acquisitions and pending acquisitions, in each case as if such acquisitions had been completed as of June 1, 1996.




                                                                Six Months Ended November 30,
                                                                -----------------------------
                                                                  1997                 1996
                                                                --------             --------
                                                                         (Unaudited)
Revenue                                                          $379,267          $ 321,069
Net loss                                                          (68,623)           (79,311)
Net loss per common share                                            (.95)             (1.10)



Pro forma net loss per common share for the six months ended November 30, 1997 and 1996 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period.

NOTE 8.  LONG-TERM DEBT

(a) On January 17, 1997, the Company issued Senior Notes due 2007 ("8 7/8% Notes") in the principal amount of $250,000 which mature on January 15, 2007. The 8 7/8% Notes were issued pursuant to a $500,000 shelf registration of the Company's securities filed with the Securities and Exchange Commission (the "SEC") on October 26, 1993. The 8 7/8% Notes bear interest at 8 7/8% payable semiannually on January 15 and July 15 of each year commencing July 15, 1997. The 8 7/8% Notes may not be redeemed prior to maturity.

The 8 7/8% Notes rank pari passu with all existing and future Senior Indebtedness (as that term is used in the Indenture under which the 8 7/8% Notes were issued) of the Company, including the 8 3/4% Notes, the 8 3/8% Notes and the Senior Notes due 2007 (as defined below), 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003 and the 9 1/2% Senior Notes due 2005, and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

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

(b) CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement, as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A., as agent for the syndicate (the "CCC-II Credit Agreement"). The interest rates payable on borrowings under the CCC-II Credit Agreement are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus
0.75 to 1.375% per annum based upon certain conditions. The CCC-II Credit Agreement restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. At November 30, 1997, $100,000 was outstanding under the CCC-II Credit Agreement.

(c) CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a credit agreement, as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate (the "CCC-I Credit Agreement"). The proceeds of the CCC-I Credit

Agreement were used by CCC-I to repay existing indebtedness of CCC-I and will be used for working capital and general corporate purposes. The repayment by CCC-I of its existing indebtedness discharged all of CCC-I's obligations under its then-existing $300,000 credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the CCC-I Credit Agreement are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The CCC-I Credit Agreement restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. At November 30, 1997 $85,000 was outstanding under the CCC-I Credit Agreement.

(d) On September 12, 1996, Centennial entered into a $75,000 revolving credit facility with Citibank, N.A., which was amended April 22, 1997 and further amended on July 28, 1997, (the "Credit Facility"). The Credit Facility terminates on January 31, 2001. The Credit Facility may be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Credit Facility is based on, at the election of Centennial, (a) the "Base Rate," as defined, plus a margin of 2% or (b) the "Eurodollar Base Rate", as defined, plus a margin of 3%. The Credit Facility is secured by the pledge of stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Credit Facility is further guaranteed by certain of Centennial's subsidiaries holding Investment Interests (as defined). The Credit Facility restricts the incurrence of certain additional debt by Centennial, limits Centennial's ability to pay dividends and requires that certain operating tests be met. At November 30, 1997, no amounts were outstanding under the Credit Facility.

(e) On April 15, 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year revolving credit facility which converts into a five-year term loan in the principal amount of $200,000 with Bank of America and Societe Generale. The facility is secured by the assets of CCCTV. The loan is non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments commencing June 30, 2000 and expiring on March 31, 2005. The facility requires mandatory prepayment of principal refinancing to the extent that the loan balance exceeds the refinancing on the working capital commitment (as defined in the facility). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate, certificate of deposit rate, or the Eurodollar rate, plus the applicable margin (as defined in the facility). The principal use of proceeds will be to fund acquisitions as well as general corporate purposes. At November 30, 1997, $35,000 was outstanding under the facility.

(f) On April 25, 1997, Centennial Puerto Rico Wireless Corporation ("CPRW") entered into a four-year $130,000 revolving credit facility with Citibank, N.A. as agent which converts to a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds from the Puerto Rico Credit Facility will be used primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used for working capital and general corporate purposes and were used to pay certain cash dividends to Centennial as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the Puerto Rico Credit Facility is based on, at the election of CPRW, (a) the "Base Rate," as defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility is non-recourse to Centennial and the Company. The Puerto Rico Credit Facility is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries. The Puerto Rico Credit Facility restricts the use of borrowing, limits the incurrence of certain additional indebtedness by CPRW, limits CPRW's ability to declare and pay dividends to Centennial and management fees to affiliates and requires that certain operating tests be met. At November 30, 1997, $125,500 was outstanding under the Puerto Rico Credit Facility. CPRW is currently in negotiations to increase the credit availability under the Puerto Rico Credit Facility. There is no assurance that CPRW will be successful in this regard.

(g) On September 29, 1997, the Company issued 8 3/4% Senior Notes due 2007 (the "8 3/4% Notes") in the principal amount of $225,000, which mature on October 1, 2007. The 8 3/4% Notes were issued pursuant to a shelf registration of the Company's securities which was filed with the SEC on April 4, 1997 and became effective on July 15, 1997 (the "1997 Shelf Registration"). The 8 3/4% Notes bear interest at 8 3/4% payable semi-annually on April 1 and October 1 of each year commencing April 1, 1998. The 8 3/4% Notes may not be redeemed prior to maturity.

The 8 3/4% Notes rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the 8 3/4% Notes were issued) of the Company, including the 8 3/8% Notes and the Senior Notes due 2007 (as defined below), the 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007, and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the 8 3/4% Notes of approximately $220,915 were used to repay temporarily a portion of the long-term debt outstanding under the CCC-I Credit Agreement.

(h) On November 13, 1997, the Company issued 8 3/8% Senior Notes due 2017 (the "8 3/8% Notes") in the principal amount of $100,000, which mature on November 15, 2017, pursuant to the 1997 Shelf Registration. The 8 3/8% Notes bear interest at 8 3/8% payable semiannually on May 15 and November 15 of each year commencing May 15, 1998. The 8 3/8% Notes may not be redeemed prior to maturity.

The 8 3/8% Notes rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the 8 3/8% Notes were issued) of the Company, including the Senior Notes due 2007 (as defined below), the 8 3/4% Senior Notes due 2007, 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007 and will be senior in right of payment to existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the 8 3/8% Notes of approximately $92,300 were used to temporarily repay a portion of the long-term debt outstanding under both the CCC-I Credit Agreement and the CCC-II Credit Agreement.

(i) On December 10, 1997, the Company issued 8 3/8% Senior Notes due 2007 (the "Senior Notes due 2007") in the principal amount of $100,000, which mature on December 15, 2007, pursuant to the 1997 Shelf Registration. The Senior Notes due 2007 bear interest at 8 3/8% payable semiannually on June 15 and December 15 of each year commencing June 15, 1998. The Senior Notes due 2007 may not be redeemed prior to maturity.

The Senior Notes due 2007 will rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the Senior Notes due 2007 were issued) of the Company, including the 8 3/4% Senior Notes due 2007, 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005, the 8 7/8% Senior Notes due 2007 and the 8 3/8% Notes and will be senior in right of payment to existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the Senior Notes due 2007 of approximately $97,234 were used to temporarily repay a portion of the long-term debt outstanding under both the CCC-I Credit Agreement and the CCC-II Credit Agreement.

Further borrowings may be made under the CCC-I and CCC-II Credit Agreements until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities, and acquisitions. As of January 8, 1998, $77,000 remained available for issuance under the 1997 Shelf Registration.

The Company entered into a three year interest rate hedge agreement during October 1997 in relation to certain of its fixed rate bank debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S.D. six (6) month LIBOR or the U.S.D. six (6) month LIBOR Set in Arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six month LIBOR is set at or below 4.75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone.

On January 7, 1998 the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities. This registration statement has not been declared effective.

At November 30, 1997, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

NOTE 9.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB 15") and replaces the presentation of primary Earnings Per Share ("EPS") on the face of the statement of operations. Adoption of SFAS 128 will not result in a change of EPS previously reported by the company using APB 15. Disclosure of Diluted EPS is not currently required due to the anti-dilutive effect of the Company's equity instruments.

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

NOTE 10.  STOCK PURCHASE

During October 1992, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its Class A Common Stock in the open market and in privately negotiated transactions, depending on prevailing market conditions. During August 1997, the Company announced that its Board of Directors authorized the purchase in the open market and in privately negotiated transactions, from time to time, of up to 5,000,000 additional shares of Class A Common Stock, depending on prevailing market conditions. The Company purchased 171,500 shares of Class A Common Stock in the open market for an aggregate purchase price of $660 during the fourth quarter of fiscal 1997. During the six months ended November 30, 1997, the Company purchased 1,929,500 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $11,913. Subsequent to November 30, 1997, the Company purchased 30,000 of such shares in the open market for an aggregate purchase price of $238. These shares have been accounted for as treasury shares during the respective periods. As of January 8, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

On December 21, 1994, Centennial announced that its Board of Directors authorized the purchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. Also, during August, 1997, Centennial announced that its Board of Directors had authorized the purchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions.

During the six months ended November 30, 1997, Centennial purchased 1,181,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $21,717. Subsequent to November 30, 1997, Centennial purchased 89,000 additional shares of such common stock in the open market for an aggregate purchase price of $1,806. These shares have been accounted for as Treasury Shares. As of January 8, 1998, Centennial is authorized to purchase 2,729,800 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

NOTE 11. LETTER OF INTENT  - STRATEGIC PARTNERSHIP

On December 10, 1997, the Company and TCI Communications, Inc. ("TCI") signed a letter of intent to form a strategic partnership that would combine multiple cable systems in Southern California. TCI would contribute to the partnership cable systems serving approximately 245,000 subscribers and the Company would contribute cable systems serving approximately 500,000 subscribers. The Company would manage the newly combined markets and own approximately 75% of the partnership while TCI would own approximately 25% of the partnership. The Company and TCI have also agreed to the exchange of certain of the Company's cable systems serving approximately 90,000 subscribers in Northern California for certain of TCI's cable systems serving approximately 90,000 subscribers in Southern California (which subscribers are included in the 500,000 subscribers described above). These transactions are subject to the approval of the Company's and TCI's Boards of Directors, the signing of definitive agreements and to all appropriate regulatory approvals and other consents.

NOTE 12.  SEGMENT INFORMATION  -  (UNAUDITED)

Information about the Company's operations in its three business segments for the six months ended November 30, 1997 and 1996 is as follows (amounts in thousands):



                                            1997                      1996
                                            ----                      ----
Revenue:
     Cable television                       $  240,886               $  227,900
     Wireless telephone                        111,987                   67,724
     Australian operations                      19,501                   16,468
     Eliminations                                 (257)                     (92)
                                            ----------                ---------
                                            $  372,117               $  312,000
                                            ----------               ----------
                                            ----------               ----------
Operating (loss) income:
     Cable television                       $   48,782               $   47,316
     Wireless telephone                         (7,502)                  (8,111)
     Australian operations                     (20,761)                 (48,312)
     Eliminations                                  (98)                     (92)
                                            ----------               ----------
                                            $   20,421               $   (9,199)
                                            ----------               ----------
                                            ----------               ----------
Net loss:
     Cable television                       $  (35,160)              $  (18,702)
     Wireless telephone                        (16,412)                 (12,228)
     Australian operations                     (27,704)                 (55,811)
     Eliminations                               11,095                    8,272
                                            ----------               ----------
                                            $  (68,181)              $  (78,469)
                                            ----------               ----------
                                            ----------               ----------
Assets, at end of period
     Cable television                       $1,578,749               $1,557,355
     Wireless telephone                        841,613                  805,348
     Australian operations                      30,237                   83,023
     Eliminations                             (275,498)                (272,605)
                                            ----------               ----------
                                            $2,175,101               $2,173,121
                                            ----------               ----------
                                            ----------               ----------
Depreciation and amortization:
     Cable television                       $   77,015               $   77,625
     Wireless telephone                         52,780                   37,791
     Australian operations                       8,759                   10,216
                                            ----------               ----------
                                            $  138,554               $  125,632
                                            ----------               ----------
                                            ----------               ----------
Capital expenditures:
     Cable television                       $   59,794               $   31,197
     Wireless telephone                         71,963                   40,903
     Australian operations                         785                    1,847
                                            ----------               ----------
                                            $  132,542               $   73,947
                                            ----------               ----------
                                            ----------               ----------


The Company's consolidated financial statements include three distinct business segments. Century Communications owns, operates and develops domestic cable television systems. Centennial Cellular Corp., an approximately 33% owned subsidiary, owns, operates and invests in wireless telephone systems. The Company has determined to pursue a strategy to sell its investments in the Australian operations. The information provided below is that of Century Communications (before the consolidation of Centennial Cellular Corp. and the Australian operations), Centennial Cellular Corp., which comprises the Company's wireless telephone business segment, the Company's Australian operations, as well as consolidated information.

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                November 30, 1997
                                   (Unaudited)
                             (Amounts in thousands)

                                                 Century
                                             Communications
                                              Corp. before
                                              consolidation        Centennial                     Reclassification
                                              of Centennial         Cellular       Australian            and
                                              and Australia           Corp.        Operations       Eliminations    Consolidated
                                             ---------------       ----------      ----------     ----------------- ------------
ASSETS
Current assets:
     Cash and short-term investments          $    111,937       $    16,538      $    5,407       $     --         $    133,882

     Accounts receivable - net                      27,462            32,995           3,358            (310)             63,505

     Prepaid expenses and other
         current assets                              6,183             7,806           1,187             --               15,176
                                              ------------       -----------      ----------          ----------     ------------
              Total current assets                 145,582            57,339           9,952            (310)            212,563

Property, plant & equipment - net                  546,712           227,252          13,460             --              787,424

Investment in marketable equity
     securities                                     47,841            --                --               --               47,841

Investment in Centennial Cellular
     Corp., at cost                                139,685            --                --             (139,685)           --

Equity investment in cable television
     and wireless telephone systems -
     net                                           147,387           91,007             393            (132,418)         106,369

Debt issuance costs - net                           30,616            8,780             --               --               39,396

Cable television franchises - net                  352,372            --                5,864            --              358,236

Wireless telephone licenses - net                     --            321,474             --               --              321,474

Excess of purchase price over value
     of net assets acquired - net                  159,485          128,149             --               --              287,634

Other assets                                         9,069            7,612               568            (3,085)          14,164
                                              ------------       ----------       -----------        -----------      ----------
                                              $  1,578,749       $  841,613       $    30,237        $ (275,498)      $2,175,101
                                              ------------       ----------       -----------        -----------      ----------
                                              ------------       ----------       -----------        -----------      ----------

NOTE 12.  CONTINUED

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                                November 30, 1997
                                   (Unaudited)
                             (Amounts in thousands)

                                         Century Communications
                                              Corp. before
                                              consolidation        Centennial                     Reclassification
                                              of Centennial         Cellular       Australian            and
                                              and Australia           Corp.        Operations       Eliminations    Consolidated
                                              -------------         --------       ----------       ------------    ------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:
     Current maturities of long-term debt       $    20,050     $        --         $    11,476     $        --      $     31,526
     Accounts payable                                12,493            17,920             1,455              --            31,868
     Accrued expenses and other
         current liabilities                        105,286            49,280            17,967          (6,080)          166,453
                                                 ----------      ------------         ---------    --------------      -----------
         Total current liabilities                  137,829            67,200            30,898          (6,080)          229,847

Long-term debt                                    1,808,905           475,500               --               --         2,284,405

Deferred liability                                    5,000             2,200               --           (7,200)               --

Deferred income taxes                                 7,582            36,521               --               --            44,103

Minority interest in subsidiaries                    63,178                --               --           44,049           107,227

Due to parent                                            --                --          147,387         (147,387)               --

Convertible redeemable preferred stock                   --           186,287               --               --           186,287

Second series convertible
     redeemable preferred stock                          --             7,252               --           (7,252)               --

Common stockholders' equity (deficiency):
Common stock, par value $.01 per share:
         Class A                                        639               165               --             (165)              639
         Class B                                        441               105               --             (105)              441

     Additional paid-in capital                      88,699           361,604               --         (275,399)          174,904
     Other                                         (136,574)          (26,518)           1,046           26,518          (135,528)
     Accumulated deficit                           (396,950)         (268,703)        (149,094)          97,523          (717,224)
                                                -----------      ------------      -----------        ---------       -----------
     Total common stockholders'
         equity (deficiency)                       (443,745)           66,653         (148,048)        (151,628)         (676,768)
                                                -----------      ------------      -----------        ---------       -----------
                                               $  1,578,749      $    841,613        $  30,237      $  (275,498)     $  2,175,101
                                                -----------      ------------      -----------        ---------       -----------
                                                -----------      ------------      -----------        ---------       -----------


NOTE 12.  CONTINUED

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                    SIX MONTH PERIOD ENDED NOVEMBER 30, 1997
                                   (Unaudited)
                             (Amounts in thousands)

                                                 Century
                                             Communications
                                              Corp. before
                                              consolidation        Centennial                     Reclassification
                                              of Centennial         Cellular       Australian            and
                                              and Australia           Corp.        Operations       Eliminations    Consolidated
                                              -------------       ------------    -----------     ----------------- ------------
Revenue                                       $     240,886       $  111,987    $      19,501   $      (257)      $    372,117
                                              -------------       ------------    -----------     ----------------  ------------
Costs and expenses:
   Costs of services                                 52,588           27,024            --               --              79,612
   Selling, general & administrative                 62,501           39,685            --              (159)           102,027
   Depreciation and amortization                     77,015           52,780            8,759            --             138,554
   Australian operations                                --                --            18,689           --              18,689
   Writedown of Australian Assets                       --                --            12,814           --              12,814
                                              -------------      -----------       -----------       -----------     ----------
                                                    192,104          119,489            40,262          (159)           351,696
                                              -------------      -----------       -----------       -----------     ----------

Operating income/(loss)                              48,782           (7,502)          (20,761)          (98)            20,421
                                              -------------      -----------       -----------       ----------      ----------
Income (loss) from equity investments                   --             7,452                --        (7,452)               --
Interest                                             79,815           21,801             5,300           --             106,916
Gain on sale of assets                                1,951               12                --           --               1,963
Other income/(loss)                                    (43)               --            (1,643)        7,452              5,766
                                              -------------      -----------       -----------        ---------      ----------

Loss before income tax
   benefit and minority interest                   (29,125)         (21,839)          (27,704)           (98)           (78,766)

Income tax benefit                                    (146)          (5,683)               --                --          (5,829)
                                            ---------------      -----------       -----------       -----------     ----------
Loss before minority interest                      (28,979)         (16,156)          (27,704)           (98)           (72,937)

Minority interest in (income) loss
   of subsidiaries                                  (6,181)            (256)               --         11,193              4,756
                                            ---------------      -----------       -----------       -----------     ----------

Net loss                                    $      (35,160)     $   (16,412)      $   (27,704)       $11,095        $   (68,181)
                                            ---------------      -----------       -----------       ----------      ----------
                                            ---------------      -----------       -----------       ----------      ----------


NOTE 13.  CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                             Common Stock
                                                 ------------------------------------------------------------------------
                                                             Class A                                 Class B
                                                 -------------------------------           ------------------------------
                                                   Shares               Dollars            Shares               Dollars
                                                 ----------         ------------           ----------         -----------
Balance at June 1, 1996                         59,946,280         $         599           45,406,115         $      454

Shares issued in connection with
   employee incentive plans                        711,490                     7               25,000

Class A shares purchased by
   the Company

Class B shares converted to
   Class A shares                                  305,000                     3             (305,000)                (3)

Class A shares issued in connection
   with acquisitions                             1,732,357                    18

Subsidiary preferred stock dividends

Foreign currency translation adjustment

Change in unrealized appreciation of
   marketable securities

Income tax benefit - subsidiary stock
options exercised

Net loss
                                                ----------           -----------           ----------          -----------
Balance at May 31, 1997                         62,695,127                   627           45,126,115                451

Shares issued in connection with
   employee incentive plans                        200,115                     2                   --

Class A shares purchased by the Company

Class B shares converted to Class A shares       1,000,000                    10           (1,000,000)               (10)

Subsidiary preferred stock dividends

Foreign currency translation adjustment

Change in unrealized appreciation of
   marketable securities

Net loss
                                                 ----------         ------------            -----------         -----------
Balance at November 30, 1997 - Unaudited         63,895,242         $        639            44,126,115         $     441
                                                 ----------         ------------            -----------         -----------
                                                 ----------         ------------            -----------         -----------


                                                     Additional Paid-In      (Accumulated
                                                           Capital              Deficit)             Other           Total
                                                     ------------------      -------------      -------------    -----------
Balance at June 1, 1996                              $         175,804       $    (507,168)     $   (117,702)   $  (448,013)
Shares issued in connection with
   employee incentive plans                                      3,948                                                3,955

Class A shares purchased by the Company                                                               (2,359)        (2,359)

Class B shares converted to Class A shares                                                                               --

Class A shares issued in connection with acquisition               (18)                                                  --

Subsidiary preferred stock dividends                            (4,850)                                              (4,850)

Foreign currency translation adjustment                                                                  462            462

Change in unrealized appreciation of
   marketable securities                                                                              (7,950)        (7,950)

Income tax benefit - subsidiary stock
   options exercised                                             1,987                                                1,987

Net loss                                                                          (141,875)                        (141,875)
                                                             ----------       ---------------       --------       ---------
Balance at May 31, 1997                                        176,871            (649,043)         (127,549)      (598,643)

Shares issued in connection with
   employee incentive plans                                        551                                                  553

Class A shares purchased by the Company                                                              (12,039)       (12,039)

Class B shares converted to Class A shares                                                                               --

Subsidiary preferred stock dividends                            (2,518)                                              (2,518)

Foreign currency translation adjustment                                                                1,337          1,337

Change in unrealized appreciation of
   marketable securities                                                                               2,723          2,723

Net loss                                                                           (68,181)                         (68,181)
                                                           -----------        ------------           -------       --------

Balance at November 30, 1997 - Unaudited                   $   174,904        $   (717,224)      $ (135,528)      $(676,768)
                                                           -----------        ------------       -----------      ----------
                                                           -----------        ------------       -----------      ----------

OTHER STOCKHOLDERS' DEFICIENCY ITEMS:                November 30, 1997
------------------------------------                    (Unaudited)           May 31, 1997
                                                    ------------------        ------------

Treasury stock, at cost                              $        (152,160)       $   (140,121)
Unrealized appreciation of marketable securities                15,586              12,863
Foreign currency translation adjustment                          1,046                (291)
                                                    ------------------        -------------
                                                     $        (135,528)       $   (127,549)
                                                    ------------------        -------------
                                                    ------------------        -------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997, in addition to the interim consolidated financial statements and accompanying notes presented in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS (dollar amounts in thousands except subscriber, pop and share data)

The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees. At November 30, 1997, the Company owned and operated 71 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,310,000 homes and served a total of approximately 1,306,000 primary basic subscribers. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At November 30, 1997, these 50% owned systems passed approximately 606,900 homes and served approximately 305,000 primary basic subscribers in the aggregate.

The Company has a common stock interest of approximately 33% and, through ownership of a class of common stock which has disproportionate votes per share (15 votes per share), a voting interest of approximately 74% in Centennial Cellular Corp. ("Centennial"). The Company also provides management services to Centennial. Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. The market value of this interest, based solely on the equivalent number of publicly-traded shares of Class A Common Stock of Centennial, was $163,745 on November 30, 1997. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for reporting purposes for all periods presented.

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

SIX MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996

The following discussion describes the Company's three business segments: cable television, wireless telephone investment and Australian investments.

Cable Television

Consolidated revenue for the six months ended November 30, 1997 increased by $60,117 or 19.3%, over the six months ended November 30, 1996. Revenue from cable television operations increased by $12,821 or 5.6%, over the corresponding six months ended November 30, 1996, principally as a result of increasing subscription fees and increases in the number of cable television subscriptions. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended November 30, 1997 were approximately 1,269,000, as compared to approximately 1,158,000 Basic Subscribers for the twelve-month period ended November 30, 1996, an increase of 9.6%. Acquisitions accounted for approximately 81% of the increase. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $38.64 during the twelve months ended November 30, 1997, as compared to approximately $36.92 during the comparable prior twelve month period, an increase of 4.7%.

Cost of services of the Company's cable television operations increased by $2,900, or 5.8%, while selling, general and administrative expenses of the Company's cable television operations increased by $9,071, or 17.0%. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable and wireless operations for the six months ended November 30, 1997 increased by $14,379, or 12.5% over the six months ended November 30, 1996. Depreciation and amortization of the cable television operations decreased by $610 or 1%.

Consolidated operating income for the six months ended November 30, 1997 increased to $20,421 or $29,620 above the operating loss of $9,199 for the six months ended November 30, 1996, principally as a result of the Company's $40,000 write-down of Australian assets during the six months ended November 30, 1996, offset by the current quarter's writedown of $12,814 (See Liquidity and Capital Resources - Investments - Australian Pay Television). The wireless telephone operations contributed $7,502 of operating losses. The Company's operating income related to its cable television operations was $48,684, an increase of $1,460, or 3.1% above the six months ended November 30, 1996.

Consolidated other income represents primarily the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $1,643 and $2,797 of expense for the six months ended November 30, 1997 and 1996, respectively, for its minority investments in Australia, offset, in part, by $7,452 and $8,084 of income for the six months ended November 30, 1997 and November 30, 1996, respectively, related to minority wireless telephone investments held by Centennial.

Consolidated interest expense for six months ended November 30, 1997 increased by $9,389, or 9.6% as compared with the six months ended November 30, 1996, principally as a result of increased borrowings of Centennial. Interest expense of the Company's cable segment increased by $1,749. For the six months ended November 30, 1997, the average debt outstanding of the cable segment was approximately $1,807,696 or $90,482 above the average outstanding debt balance of $1,717,214 during the six months ended November 30, 1996. The increase in borrowings was partially offset by a decline in interest rates. The Company's weighted average interest rate excluding borrowings of Centennial, the Australian investments and the Company's 50% owned joint ventures was approximately 8.9% in the six months ended November 30, 1997, as compared to approximately 9.2% in the six months ended November 30, 1996.

After losses attributable to minority interests in subsidiaries for the six months ended November 30, 1997, a consolidated pretax loss of $74,010 was incurred, as compared to a pretax loss of $96,043 for the six months ended November 30, 1996. The income tax benefit of $5,829 for the six months ended November 30, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature. The Company anticipates that beginning in the current fiscal year it will record limited tax benefits resulting from operating losses. As a result, the Company expects that net losses and loss per share will increase.

The consolidated net loss for the six months ended November 30, 1997 of $68,181 represents a decrease of $10,288 from the loss of $78,469 for the six months ended November 30, 1996, principally as a result of the Company's $40,000 write-down of Australian assets during the six months ended November 30, 1996 offset by the current year's writedown of $12,814 and the reduction of income tax benefit of $11,745 (See Liquidity and Capital Resources - Investments - Australian Pay Television). The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of Centennial's wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Wireless Telephone Investment

Centennial's revenue increase accounted for 73.6% of the total increase in the revenue of the Company. Revenue from wireless telephone operations for the six months ended November 30, 1997 increased by $44,263, or 65.4%, over the six months ended November 30, 1996. The increase in revenue was principally the result of growth in subscriptions to, and the resulting increased usage of, wireless telephone service. Centennial's Puerto Rico PCS business (the

"Puerto Rico Wireless Telephone System") contributed $20,260 or 45.8% of Centennial's increase in revenue.

Cost of services related to Centennial's wireless telephone operations, which accounted for 33.9% of the total cost of services for the Company, during the six months ended November 30, 1997 was $27,024, an increase of $10,662 or 65.2% as compared to the six months ended November 30, 1996. The increase was due in part to a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased wireless telephone coverage areas resulting from the continued expansion of Centennial's network, and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System were $6,254 and $1,081 for the six months ended November 30, 1997 and 1996, respectively.

Selling, general and administrative expenses related to Centennial's wireless telephone operations, representing 38.9% of the total amount for the Company, rose to $39,685, an increase of $18,003 or 83.0% above the $21,682 recorded during the six months ended November 30, 1996. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and an increase in Centennial's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and the anticipated growth of its wireless telephone business as well as the commencement of PCS telephone service in Puerto Rico. Selling, general and administrative expenses for Centennial's Puerto Rico Wireless Telephone System were $12,485 and $1,939 for the six months ended November 30, 1997 and 1996, respectively.

The wireless telephone operations accounted for $14,989, or 104.2% of the increase in the Company's domestic depreciation and amortization during the six months ended November 30, 1997.

Centennial's wireless telephone operating loss for the six months ended November 30, 1997 of $7,502 declined by $609, or 7.5% from the loss of $8,111 for the six months ended November 30, 1996. The operating loss for the Puerto Rico Wireless Telephone System was $11,298 for the six months ended November 30, 1997.

Centennial's interest expense for the six months ended November 30, 1997 increased by $7,042 or 47.7% as compared to the six months ended November 30, 1996. Interest expense for the six months ended November 30, 1996 was reduced by $2,598 of capitalized interest charges related to the acquisition cost of Centennial's PCS license during the pre-operational stage of the business. Gross interest costs of the wireless segment for the six months ended November 30, 1997 and November 30, 1996 were $21,801 and $17,357, respectively. The increase is the result of additional borrowings for acquisitions, working capital and debt service. Centennial's average debt outstanding during the six months ended November 30, 1997 was $451,557, an increase of $86,557 as compared to the average debt level of $365,000 during the six months ended November 30, 1996. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico Wireless Telephone System. Centennial's weighted average interest rate increased to 9.7% for the six months ended November 30, 1997 from 9.5% for the six months ended November 30, 1996.

The Company expects net losses in Centennial's wireless operations to continue for the foreseeable future until such time as the operations of the wireless telephone systems and expansion of the wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996

Cable Television

Consolidated revenue for the three months ended November 30, 1997 increased by $32,372 or 20.4%, over the three months ended November 30, 1996. Revenue from cable television operations increased by $6,070 or 5.3%, over the corresponding three months ended November 30, 1996, principally as a result of increasing subscription fees and increases in the number of cable television subscriptions.

Cost of services of the Company's cable television operations increased by $1,029, or 4.1%, while selling, general and administrative expenses of the Company's cable television operations increased by $4,785, or 17.6%. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continue.

Depreciation and amortization of the Company's cable and wireless operations for the three months ended November 30, 1997 increased by $7,139, or 12.0% over the three months ended November 30, 1996. Depreciation and amortization of the cable television operations decreased by $1,269, or 3.2%.

Consolidated operating income for the three months ended November 30, 1997 decreased to $1,357 or $13,758 below the operating income of $15,115 for the three months ended November 30, 1996, principally as a result of the Company's $12,814 write-down of Australian assets during the three months ended November 30, 1997. (See Liquidity and Capital Resources - Investments - Australian Pay Television). The wireless telephone operations contributed $5,374 of operating losses. The Company's operating income related to its cable television operations was $24,144, an increase of $1,525, or 6.7% above the three months ended November 30, 1996.

The Company has recorded $2,605 and $2,673 of other income for the three months ended November 30, 1997 and 1996, respectively, primarily representing certain minority investments in Australia and Centennial accounted for by the Company using the equity method of accounting. The Company has recorded $619 and $1,329 of expense for the three months ended November 30, 1997 and 1996, respectively, for its minority investments in Australia, offset, in part, by $3,246 and $4,422 of income for the three months ended November 30, 1997 and

November 30, 1996, respectively, related to minority wireless telephone investments held by Centennial.

Consolidated interest expense for three months ended November 30, 1997 increased by $5,517, or 11.2% as compared with the three months ended November 30, 1996, principally as a result of increased borrowings. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 9.04% in the three months ended November 30, 1997, as compared to approximately 9.08% in the three months ended November 30, 1996.

After losses attributable to minority interests in subsidiaries for the three months ended November 30, 1997, a consolidated pretax loss of $47,431 was incurred, as compared to a pretax loss of $28,233 for the three months ended November 30, 1996. The income tax benefit of $3,818 for the three months ended November 30, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature. The Company anticipates that beginning in the current fiscal year it will record limited tax benefits resulting from operating losses. As a result, the Company expects that net losses and loss per share will increase.

The consolidated net loss for the three months ended November 30, 1997 of $43,613 represents an increase of $26,356 from the loss of $17,257 for the three months ended November 30, 1996, principally as a result of the Company's $12,814 write-down of Australian assets during the three months ended November 30, 1997 (See Liquidity and Capital Resources - Investments - Australian Pay Television) and the reduction in income tax benefits of $7,158. The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of Centennial's wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Wireless Telephone Investment

Centennial's revenue increase for the three months ended November 30, 1997 accounted for 73.4% of the total increase in the revenue of the Company. Revenue from wireless telephone operations for the three months ended November 30, 1997 increased by $23,775, or 67.2%, over the three months ended November 30, 1996. The increase in revenue was principally the result of growth in subscriptions to, and the resulting increased usage of, wireless telephone service. Centennial's Puerto Rico Wireless Telephone System contributed $12,540 or 52.7% of Centennial's increase in revenue.

Cost of services related to Centennial's wireless telephone operations, which accounted for 36.4% of the total cost of services for the Company, during the three months ended November 30, 1997 was $15,069, an increase of $6,176 or 69.4% as compared to the three months ended November 30, 1996. The increase was due in part to a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased wireless telephone coverage areas resulting from the continued expansion of Centennial's network, and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System were $4,201 and $577 for the three months ended November 30, 1997 and 1996, respectively.

Selling, general and administrative expenses related to Centennial's wireless telephone operations, representing 40.5% of the total amount for the Company, rose to $21,721, an increase of $9,853 or 83.0% above the expenses of $11,868 recorded during the three months ended November 30, 1996. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and an increase in Centennial's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and the anticipated growth of its wireless telephone business as well as the commencement of PCS telephone service in Puerto Rico. Selling, general and administrative expenses for Centennial's Puerto Rico Wireless Telephone System were $6,701 and $1,490 for the three months ended November 30, 1997 and 1996, respectively.

The wireless telephone operations accounted for $8,408, or 117.8% of the increase in the Company's domestic depreciation and amortization during the three months ended November 30, 1997.

Centennial's wireless telephone operating loss for the three months ended November 30, 1997 of $5,374 increased by $662, or 14.0% from the loss of $4,712 for the three months ended November 30, 1996. The operating loss for the Puerto Rico Wireless Telephone System was $5,831 for the three months ended November 30, 1997.

Centennial's interest expense for the three months ended November 30, 1997 increased by $3,378 or 43.8% as compared to the three months ended November 30, 1996. Interest expense for the quarter ended November 30, 1996 was reduced by $1,299 of capitalized interest charges related to the acquisition cost of Centennial's PCS license during the pre-operational stage of the business. Gross interest costs of the wireless segment for the three months ended November 30, 1997 and November 30, 1996 were $11,096 and $9,017. The increase is the result of additional borrowings for acquisitions, working capital and debt service. Centennial's average debt outstanding during the three months ended November 30, 1997 was $461,313, an increase of $81,313 as compared to the average debt level of $380,000 during the three months ended November 30, 1996. Centennial's weighted average interest rate increased to 9.6% for the three months ended November 30, 1997 from 9.5% for the three months ended November 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. Since both the cable television and wireless telephone activities are capital intensive, the Company and Centennial must continue to seek various sources of financing to meet their respective needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Certain subsidiaries of the Company (other than Centennial) have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,255,000 of potential borrowing capacity for cable operations. Centennial and subsidiaries of Centennial have entered into credit agreements with various bank groups which furnish approximately $205,000 of potential borrowing capacity for wireless telephone operations at November 30, 1997, which indebtedness is non-recourse to the Company.

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

During the six months ended November 30, 1997, the Company made capital expenditures of $132,542 of which 54.3% were made by Centennial. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $100,000 for cable television capital expenditures in fiscal 1998. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the six months ended November 30, 1997, consolidated earnings were less than fixed charges by $81,284. However, such amount reflects non-cash charges totaling $141,072, consisting of depreciation and amortization and subsidiary preferred stock dividends. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that, in fiscal 1998, cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses.

Centennial's wireless telephone capital projects include the addition of cell sites for greater coverage areas, as well as enhancements to the existing infrastructure of the wireless system. Centennial expects capital expenditures for its domestic wireless telephone markets of $30,000 during fiscal 1998. During the six months ended November 30, 1997 Centennial made capital expenditures of $53,676 related to its Puerto Rico Wireless Telephone System. These capital expenditures included $33,663 to continue the buildout of Centennial's Puerto Rico PCS network infrastructure and $20,013 to purchase telephone units which remain the property of Centennial while in use by subscribers. Centennial currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure through fiscal 1998 will be approximately $50,000, an increase of approximately $15,000 above prior estimates. This increase primarily relates to an acceleration of expenditures that would otherwise take place in future years. This acceleration is related to the growth the Company has experienced in its Puerto Rico Wireless Telephone System. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

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

Based upon current market conditions, the Company expects that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company and Centennial to meet required cash commitments through the next twelve month period.

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

FINANCING AND CAPITAL FORMATION - THE COMPANY

CCC-II, Inc. ("CCC-II"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-II a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate (the "CCC-II Credit Agreement"). The interest rates payable on borrowings under (the CCC-II Credit Agreement are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. The CCC-II Credit Agreement restricts the incurrence of certain additional debt by CCC-II, limits the ability of CCC-II to pay dividends to the Company and requires that certain operating tests be met. CCC-II was in compliance with the terms of the credit facility at November 30, 1997. At November 30, 1997, $250,000 was available for borrowing under this facility.

CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a credit agreement as amended August 12, 1996, that provides CCC-I a three year $525,000 unsecured revolving credit facility that converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate (the "CCC-I Credit Agreement"). The proceeds of the CCC-I Credit Agreement were used by the Company to repay existing indebtedness and will be used for working capital and general corporate purposes. The interest rates payable on borrowings under the CCC-I Credit Agreement are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. The CCC-I Credit Agreement restricts the incurrence of certain additional debt of CCC-I, limits the ability of CCC-I to pay dividends to the Company and requires that certain operating tests be met. CCC-I was in compliance with the terms of the credit facility at November 30, 1997. At November 30, 1997, $440,000 was available for borrowing under this facility.

The Company entered into a three year interest rate hedge agreement during October 1997 in relation to certain of its fixed rate bank debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S.D. six (6) month LIBOR or the U.S.D. six (6) month LIBOR Set in Arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six month LIBOR is set at or below 4.75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone.

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

The 8 7/8% Notes rank pari passu with all existing and future Senior Indebtedness (as that term is used in the Indenture under which the 8 7/8% Notes were issued) of the Company, including the 8 3/4% Notes, the 8 3/8% Notes and the Senior Notes due 2007 (as defined below), the 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003 and the 9 1/2% Senior Notes due 2005, and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

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

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities augmenting the remaining $2,000 available under a prior registration statement (the "1997 Shelf Registration"). The registration statement became effective on July 15, 1997. On September 29, 1997, the Company issued 8 3/4% Senior Notes due 2007 (the "8 3/4% Notes") in the principal amount of $225,000, which mature on October 1, 2007, pursuant to the 1997 Shelf Registration. The 8 3/4% Notes bear interest at 8 3/4% payable semiannually on April 1 and October 1 of each year commencing April 1, 1998. The 8 3/4% Notes may not be redeemed prior to maturity.

The 8 3/4% Notes rank pari passu with all existing and future Senior Indebtedness of the Company, including the 8 3/8% Notes and the Senior Notes due 2007 (as defined below), the 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007, and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the Notes of approximately $220,915 were used to repay temporarily a portion of the long-term debt outstanding under the CCC-I Credit Agreement.

On November 13, 1997, the Company issued 8 3/8% Senior Notes due 2017 (the "8 3/8% Notes") in the principal amount of $100,000, which mature on November 15, 2017, pursuant to the 1997 Shelf Registration. The 8 3/8% Notes bear interest at 8 3/8% payable semiannually on May 15 and November 15 of each year commencing May 15, 1998. The 8 3/8% Notes may not be redeemed prior to maturity.

The 8 3/8% Notes rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the 8 3/8% Notes were issued) of the Company, including the Senior Notes due 2007 (as defined below), the 8 3/4% Senior Notes due 2007, 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007 and will be senior in right of payment to existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the 8 3/8% Notes of approximately $92,300 were used to temporarily repay a portion of the long-term debt outstanding under both the CCC-I Credit Agreement and the CCC-II Credit Agreement.

On December 10, 1997, the Company issued 8 3/8% Senior Notes due 2007 (the "Senior Notes due 2007") in the principal amount of $100,000, which mature on December 15, 2007, pursuant to the 1997 Shelf Registration. The Senior Notes due 2007 bear interest at 8 3/8% payable semiannually on June 15 and December 15 of each year commencing June 15, 1998. The Senior Notes due 2007 may not be redeemed prior to maturity.

The Senior Notes due 2007 will rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the Senior Notes due 2007 were issued) of the Company, including the 8 3/4% Senior Notes due 2007, 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005, the 8 7/8% Senior Notes due 2007 and the 8 3/8% Notes and will be senior in right of payment to existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the Senior Notes due 2007 of approximately $97,234 were used to temporarily repay a portion of the long-term debt outstanding under both the CCC-I Credit Agreement and the CCC-II Credit Agreement.

Further borrowings may be made under the CCC-I and CCC-II Credit Agreements until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities, and acquisitions. As of January 8, 1998, $77,000 remained available for issuance pursuant to the shelf registration.

On January 7, 1998 the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities. This registration statement has not been declared effective.

On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC"), entered into a three year, $80,000 revolving credit facility that converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b) "Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined. The agreement expires on February 28, 2004 and provides for a reduction in the aggregate commitment, among other possible reductions beginning on November 30, 1998. The credit facility restricts the incurrence of certain additional debt of CVC, limits the ability of CVC to pay dividends to the Company and requires that certain operating tests be met. CVC is in compliance with the terms of the credit facility. At November 30, 1997, $23,500 was available for borrowing under this facility.

On April 15, 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year revolving credit facility which converts into a five-year term loan in the principal amount of $200,000 with Bank of America and Societe General. The facility is secured by the assets of CCCTV. The loan is non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments commencing June 30, 2000 and expiring on March 31, 2005. The facility requires mandatory prepayments of principal refinancing to the extent that the loan balance exceeds the refinancing on the working capital commitment (as defined in the facility). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate, certificate of deposit rate, or the Eurodollar rate, plus the applicable margin (as defined in the facility). The principal use of proceeds will be to fund acquisitions as well as general corporate purposes. At November 30, 1997, $165,000 was available for borrowing under the facility.

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

On August 30, 1991, Citizens Cellular Company merged with and into Centennial, and in connection with the merger, Centennial issued to Citizens Utilities Company ("Citizens"), Convertible Redeemable Preferred Stock valued at $128,450 and Class B Common Stock representing 18.8% of the then outstanding common equity of Centennial. In connection with an amendment to a services agreement with the Company, Centennial issued its Second Series Convertible Redeemable Preferred Stock valued at $5,000 to the Company. The preferred stock carried no cash dividend requirements through August 30, 1996, but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock held by Citizens and Century at August 30, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock shall receive cash dividends at the rate of 8.5% per annum when, and as declared by the Board of Directors of Centennial, at its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, which commenced in fiscal 1997, to be made in respect of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be $15,834 and $616, respectively. Both classes of Preferred Stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial. As of November 30, 1997, Centennial has paid four quarterly cash dividends to Citizens and Century of $3,959 and $154, respectively. Centennial will determine the timing, amount, or distribution (if any) of additional preferred stock dividends.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At January 8, 1998, 4,239,231 shares were available for issuance under this registration statement.

Centennial, on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of Centennial's Class A Common Stock. At January 8, 1998, $400,000 aggregate amount of debt securities remained available for issuance.

On September 12, 1996, Centennial entered into a $75,000 revolving credit facility with Citibank, N.A., which was amended on April 22, 1997 and further amended on July 28, 1997 (the "Credit Facility"). The Credit Facility terminates on January 31, 2001. The Credit Facility may be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Credit Facility is based on, at the election of Centennial, (a) the "Base Rate," as defined, plus a margin of 2% or (b) the "Eurodollar Base Rate", as defined, plus a margin of 3%. The Credit Facility is secured by the pledge of stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Credit Facility is further guaranteed by certain of Centennial's subsidiaries holding Investment Interests (as defined). The Credit Facility restricts the incurrence of certain additional debt by Centennial, limits Centennial's ability to pay dividends and requires that certain operating tests be met. At November 30, 1997, no amounts were outstanding under the Credit Facility.

On April 25, 1997, Centennial Puerto Rico Wireless Corporation ("CPRW") entered into a four-year $130,000 revolving credit facility with Citibank, N.A. as agent which converts to a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds of the Puerto Rico Credit Facility will be used primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used for working capital and general corporate purposes and were used to pay certain cash dividends to Centennial as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the Puerto Rico Credit Facility is based on, at the election of CPRW, (a) the "Base Rate," as defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility is non-recourse to Centennial and the Company. The Puerto Rico Credit Facility is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries. The Puerto Rico Credit Facility restricts the incurrence of certain additional debt and requires that certain operating tests be met. At November 30, 1997, $4,500 was available for borrowing under the Puerto Rico Credit Facility. CPRW is currently in negotiations to increase the credit availability under the Puerto Rico Credit Facility. There is no assurance that CPRW will be successful in this regard.

Centennial and its subsidiaries were in compliance with all covenants of their respective debt agreements at November 30, 1997.

In order to meet its obligations with respect to its operating needs, capital expenditures, debt service and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business in Puerto Rico is expected to be capital intensive, requiring additional network infrastructure buildout costs of approximately $50,000 for fiscal 1998. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing wireless telephone providers as well as other MTA PCS license holders. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if Centennial's operating cash flow does increase, it is anticipated that cash generated from Centennial's wireless telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commenced in the prior fiscal year, and required capital expenditures. Centennial continues to seek various sources of external financing to meet its current and future needs, including bank financing, joint ventures and partnerships, and public and private placements of debt and equity securities of Centennial. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will be the case in the future.

ACQUISITIONS - CABLE TELEVISION

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which serve an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company ("Citizens Utilities" or "Citizens") have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,500. On October 15, 1997 the Century/Citizens Joint Venture completed the transaction relating to the system located in Diamond Bar for a purchase price of approximately $33,600. The Diamond Bar system serves approximately 20,000 primary basic subscribers. The Company funded its share of the purchase price for the Diamond Bar system, and currently expects to fund its share of the purchase price for the Yorba Linda acquisition, using available credit facilities. The purchase of the Yorba Linda system by the Century/Citizens Joint Venture is subject to regulatory approvals. There is no assurance that the Century/Citizens Joint Venture will obtain such approvals or that such acquisition will be completed.

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

INVESTMENTS

Australian Pay Television

Since fiscal 1994, the Company has invested, through a wholly-owned subsidiary, approximately $151,000 in the Australian Pay TV industry, including approximately $126,000 in ECT. The Company's investment in ECT was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long-term management agreements with ECT.

The Company also holds a 25% interest in a joint venture which provides programming to ECT and other pay television services in Australia. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc. ("UIH"), a leading international provider of pay television services.

ECT has certain distribution, infrastructure utilization and franchise agreements with Australis Media Limited ("Australis"), another pay television company in Australia. ECT, in light of recent announcements by Australis relating to Australis' deteriorating financial condition and aborted business combination with Foxtel (a competitive cable television provider in Australia), wrote down the remaining net book value of certain of its intangible assets during the three months ended November 30, 1997. As a result, the Company's consolidated financial statements reflect a writedown of approximately $17,100 relating to these intangible assets, net of a gain of approximately $4,300 related to the sale of certain of ECT's assets during the quarter ended November 30, 1997. Prior to June 1, 1997, the Company had written down $50,000 of its Australian investments.

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

The Company is currently unable to predict the ultimate resolution of these matters. At November 30, 1997, the Company's investments in the various aspects of the Australian pay television industry have been fully written-down as a result of the aforementioned write-downs of Australian assets and the Company's percentage of cumulative losses of ECT and XYZ.

STOCK REPURCHASE

In October 1992, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its Class A Common Stock in the open market and in privately negotiated transactions, depending on prevailing market conditions. During August 1997, the Company announced that its Board of Directors had authorized the purchase in the open market and in privately negotiated transactions, from time to time, of up to 5,000,000 additional shares of Class A Common Stock, depending on prevailing market conditions. The Company purchased 171,500 shares of Class A Common Stock in the open market for an aggregate purchase price of $660 during the fourth quarter of fiscal 1997. During the six months ended November 30, 1997, the Company purchased 1,929,500 additional shares of such common stock in the open market for an aggregate purchase price of $11,913. Subsequent to November 30, 1997, the Company purchased 30,000 of such shares in the open market for an aggregate purchase price of $238. These shares have been accounted for as Treasury Shares during the respective periods. As of January 8, 1998, the Company is authorized to repurchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

On December 21, 1994, Centennial announced that its Board of Directors authorized the purchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. During August, 1997, Centennial announced that its Board of Directors had authorized the purchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the six months ended November 30, 1997, Centennial purchased 1,181,200 shares of its own Class A Common Stock in the open market for an aggregate purchase price of $21,717. Subsequent to November 30, 1997, Centennial purchased 89,000 additional shares of such common stock in the open market for an aggregate purchase price of $1,806. These shares have been accounted for as Treasury Shares. As of January 8, 1998, Centennial is authorized to purchase 2,729,800 additional shares of Class A Common Stock after giving effect to the shares purchased to date.


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

        a) Registrant's annual meeting of shareholders was held on October 31, 1997.

        b) The following persons were elected as directors at said meeting pursuant to the following votes:


        Directors                                    Number of Votes
        ---------                     ---------------------------------------------
                                           For                            Withheld
                                      -----------                       -----------
        Bernard P. Gallagher          442,287,247                          467,331
        William M. Kraus               26,846,274                          468,874
        David Z. Rosensweig           442,286,108                          468,470
        Scott N. Schneider            442,287,671                          466,907
        John P. Cole, Jr.             442,288,714                          465,864
        David Ross Miller             442,288,014                          466,564
        Daniel E. Gold                442,286,559                          468,019
        Michael G. Harris             442,286,714                          467,864
        Claire Tow                    442,281,941                          472,637
        Leonard Tow                   442,283,449                          471,129


        c)   The following matters were voted upon at said meeting:

            1. The shareholders approved a proposal to ratify the approval and adoption by the Board of Directors of an amendment to the Registrant's 1992 Management Equity Incentive Plan. The following sets forth the number of votes on this proposal.

            For                     Against                        Abstain
            ---                     -------                        -------
            441,001,988             1,180,824                      429,571

            2. The shareholders approved a proposal to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent accountants for the Registrant for the fiscal year ending May 31, 1998. The following sets forth the number of votes on this proposal.


            For                     Against                        Abstain
            ---                     -------                        -------
            442,622,207             123,657                        8,714


ITEM 5.        OTHER INFORMATION -

ISSUANCE OF 8 3/4% SENIOR NOTES DUE 2007, 8 3/8% SENIOR NOTES DUE 2017 AND 8 3/8% SENIOR NOTES DUE 2007

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities augmenting the remaining $2,000 available under a prior registration statement (the "1997 Shelf Registration"). The registration statement became effective on July 15, 1997. On September 29, 1997, the Company issued 8 3/4% Senior Notes due 2007 (the "8 3/4% Notes") in the principal amount of $225,000, which mature on October 1, 2007, pursuant to the 1997 Shelf Registration. The 8 3/4% Notes bear interest at 8 3/4% payable semiannually on April 1 and October 1 of each year commencing April 1, 1998. The 8 3/4% Notes may not be redeemed prior to maturity.

The 8 3/4% Notes will rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the 8 3/4% Notes were issued) of the Company, including the 8 3/8% Notes and the Senior Notes due 2007 (as defined below), the 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007 and will be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the 8 3/4% Notes of approximately $220,915 were used to temporarily repay a portion of the long-term debt outstanding under the CCC-I Credit Agreement.

On November 13, 1997, the Company issued 8 3/8% Senior Notes due 2017 (the "8 3/8% Notes") in the principal amount of $100,000, which mature on November 15, 2017, pursuant to the 1997 Shelf Registration. The 8 3/8% Notes bear interest at 8 3/8% payable semiannually on May 15 and November 15 of each year commencing May 15, 1998. The 8 3/8% Notes may not be redeemed prior to maturity.

The 8 3/8% Notes will rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the 8 3/8% Notes were issued) of the Company, including the Senior Notes due 2007 (as defined below), the 8 3/4% Senior Notes due 2007, 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005 and the 8 7/8% Senior Notes due 2007 and will be senior in right of payment to existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the 8 3/8%
Notes of approximately $92,300 were used to temporarily repay a portion of the long-term debt outstanding under both the CCC-I Credit Agreement and the CCC-II Credit Agreement.


On December 10, 1997, the Company issued 8 3/8% Senior Notes due 2007 (the "Senior Notes due 2007") in the principal amount of $100,000, which mature on December 15, 2007, pursuant to the 1997 Shelf Registration. The Senior Notes due 2007 bear interest at 8 3/8% payable semiannually on June 15, and December 15 of each year commencing June 15, 1998. The Senior Notes due 2007 may not be redeemed prior to maturity.

The Senior Notes due 2007 will rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the Indenture under which the Senior Notes due 2007 were issued) of the Company, including the 8 3/4% Senior Notes due 2007, 9 3/4% Senior Notes due 2002, the 9 1/2% Senior Notes due 2000, the Senior Discount Notes due 2003, the 9 1/2% Senior Notes due 2005, the 8 7/8% Senior Notes due 2007 and the 8 3/8% Notes and will be senior in right of payment to existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the Senior Notes due 2007 of approximately $97,234 were used to temporarily repay a portion of the long-term debt outstanding under both the CCC-I Credit Agreement and the CCC-II Credit Agreement.

Further borrowings may be made under the agreements until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities, and acquisitions. As of January 8, 1998, $77,000 aggregate amount of the Company's debt securities remained available for issuance pursuant to the shelf registration statement.

SHELF REGISTRATION

On January 7, 1998 the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities. This registration statement has not been declared effective.

LETTER OF INTENT - STRATEGIC PARTNERSHIP

On December 10, 1997 the Company and TCI Communications, Inc. ("TCI") signed a letter of intent to form a strategic partnership that would combine multiple cable systems in Southern California. TCI would contribute to the partnership cable systems serving approximately 245,000 subscribers and the Company would contribute cable systems serving approximately 500,000 subscribers. The Company would manage the newly combined markets and own approximately 75% of the partnership while TCI would own approximately 25% of the partnership. The Company and TCI have also agreed to the exchange of certain of the Company's cable systems serving approximately 90,000 subscribers in Northern California for certain of TCI's cable systems serving approximately 90,000 subscribers in Southern California (which subscribers are included in the 500,000 subscribers described above). These transactions are subject to the approval of the Company's and TCI's Boards of Directors, the signing of definitive agreements and to all appropriate regulatory approvals and other consents.

STOCK PURCHASE

In October 1992, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its Class A Common Stock in the open market and in privately negotiated transactions, depending on prevailing market conditions. During August 1997, the Company announced that its Board of Directors had authorized the purchase in the open market and in privately negotiated transactions, from time to time, of up to 5,000,000 additional shares of Class A Common Stock, depending on prevailing market conditions. The Company purchased 171,500 shares of Class A Common Stock in the open market for an aggregate purchase price of $660 during the fourth quarter of fiscal 1997. During the six months ended November 30, 1997, the Company purchased 1,929,500 additional shares of such common stock in the open market for an aggregate purchase price of $11,913. Subsequent to November 30, 1997, the Company purchased 30,000 of such shares in the open market for an aggregate purchase price of $238. These shares have been accounted for as Treasury Shares during the respective periods. As of January 8, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

On December 21, 1994, Centennial announced that its Board of Directors authorized the purchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. During August, 1997, Centennial announced that its Board of Directors had authorized the purchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the six months ended November 30, 1997, Centennial purchased 1,181,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $21,717. Subsequent to November 30, 1997, Centennial purchased 89,000 additional shares of such common stock in the open market for an aggregate purchase price of $1,806. These shares have been accounted for as Treasury Shares. As of January 8, 1998, Centennial is authorized to purchase 2,729,800 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as part of this report.

               a)      Exhibits


                       Exhibit No.           Description
                       ----------            -----------
                       Exhibit 4.1          Seventh Supplemental Indenture dated as of
                                            November 13, 1997 between the Company and First
                                            Trust of California, National Association, successor
                                            trustee to Bank of America National Trust and
                                            Savings Association, as Trustee.

                       Exhibit 10.1         Extension Agreement to Employment Agreement
                                            dated September 10, 1997 between the Company
                                            and Daniel E. Gold.

                       Exhibit 11           Statement re:  computation of per share earnings

                       Exhibit 27           Financial Data Schedule (EDGAR filing only)



               b)      Reports on Form 8-K

                       There were no reports on Form 8-K filed by the Company during the fiscal quarter ended November 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CENTURY COMMUNICATIONS CORP.

Date:  January 13, 1998

                                             /s/ Scott N. Schneider
                                             -----------------------------------
                                             Scott N. Schneider
                                             Chief Financial Officer,
                                             Senior Vice President and Treasurer
                                             (Principal Accounting Officer)