Form 10-Q
period 1998-02-28
CENTURY COMMUNICATIONS CORP
filed 1998-04-14
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended February 28, 1998

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

Class A Common - 31,134,467 outstanding shares as of April 8, 1998 Class B Common - 43,326,115 outstanding shares as of April 8, 1998

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                             February 28,
                                                                                  1998         May 31,
                                                                              (Unaudited)       1997
                                                                              -----------    -----------
ASSETS

Current assets:

    Cash and short-term investments                                            $  277,070   $  151,947

    Accounts receivable, less allowance for doubtful
        accounts of $5,221 and $3,592, respectively                                60,676       48,958

    Prepaid expenses and other current assets                                      12,627       14,649
                                                                               ----------   ----------

        Total current assets                                                      350,373      215,554

Property, plant and equipment  - net                                              804,510      715,418

Investment in marketable equity securities                                         46,761       45,118

Equity investments in cable television and wireless
    telephone systems - net                                                       107,456      102,097

Debt issuance costs, less accumulated amortization
    of $19,739 and $13,270, respectively                                           44,221       31,735

Cable television franchises, less accumulated
    amortization of $371,039 and $322,309, respectively                           347,490      401,775

Wireless telephone licenses, less accumulated amortization
    of $253,091 and $214,494, respectively                                        308,608      347,206

Excess of purchase price over value of net assets acquired,
    less accumulated amortization of $65,400 and $58,920,
    respectively                                                                  285,440      280,643

Other assets                                                                       14,882       14,685
                                                                               ----------   ----------
                                                                               $2,309,741   $2,154,231
                                                                               ==========   ==========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 February 28,
                                                                                     1998             May 31,
                                                                                  (Unaudited)          1997
                                                                                  -----------      -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current maturities of long-term debt                                           $    30,337    $    15,011
    Accounts payable                                                                    31,903         26,711
    Accrued expenses and other current liabilities                                     171,679        150,407
                                                                                   -----------    -----------
Total current liabilities                                                              233,919        192,129

Long-term debt                                                                       2,464,553      2,186,981

Deferred income taxes                                                                   34,154         53,959

Minority interest in subsidiaries                                                       98,662        133,518

Preferred stock, par value $.01 per share, authorized
    100,000,000 shares, none issued                                                       --             --

Subsidiary convertible redeemable preferred stock (at aggregate liquidation value), par value $.01 per share, authorized, issued and outstanding 102,187
    shares (redemption value of $1,823.00 per share)                                   186,287        186,287

Common stockholders' deficiency:
     Common stock, par value $.01 per share:
        Class A, authorized 400,000,000 shares, issued 64,316,002 and 62,695,127 shares, respectively, and outstanding 30,594,894 and
          30,968,289 shares, respectively                                                  643            627
        Class B, authorized 300,000,000 shares, issued
          and outstanding 43,726,115 and 45,126,115 shares,
          respectively                                                                     437            451
    Additional paid-in capital                                                         174,538        176,871
    Other, including 33,721,108 and 31,726,838 treasury shares,
    respectively                                                                      (137,109)      (127,549)
    Accumulated deficit                                                               (746,343)      (649,043)
                                                                                   -----------    -----------
    Total common stockholders' deficiency                                             (707,834)      (598,643)
                                                                                   -----------    -----------
                                                                                   $ 2,309,741    $ 2,154,231
                                                                                   ===========    ===========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                 Three Months Ended February 28,  Nine Months Ended February 28,
                                                 -------------------------------  ------------------------------
                                                    1998            1997             1998              1997
                                                 ----------     -----------       ----------        ----------

Revenue:
    Cable service income                        $    120,596    $    113,493    $    361,225    $    341,301
    Wireless telephone service income                 59,179          39,174         171,166         106,898
    Australian operations                              8,313           8,298          27,814          24,766
                                                ------------    ------------    ------------    ------------
                                                     188,088         160,965         560,205         472,965
                                                ------------    ------------    ------------    ------------
Costs and expenses:
    Cost of services - Cable                          26,063          25,587          78,651          75,275
    Cost of services - Wireless telephone             15,224          10,647          42,248          27,009
    Selling, general and administrative               52,552          42,665         154,579         117,618
    Australian expenses                                7,710           7,292          26,399          21,856
    Depreciation and amortization - domestic          69,403          57,531         199,198         172,947
    Depreciation and amortization - Australia          1,063           3,904           9,822          14,120
    Write-down of Australian assets, net                --              --            12,814          40,000
                                                ------------    ------------    ------------    ------------
                                                     172,015         147,626         523,711         468,825
                                                ------------    ------------    ------------    ------------

Operating income                                      16,073          13,339          36,494           4,140
                                                ------------    ------------    ------------    ------------

Gain on sale of assets                                  --             2,058           1,963           2,106
Interest expense                                      59,427          51,095         166,343         148,622
Other income                                           1,966           1,590           7,732           5,631
                                                ------------    ------------    ------------    ------------

    Loss before income tax (benefit) and
        minority interest                            (41,388)        (34,108)       (120,154)       (136,745)
Income tax (benefit)                                  (8,244)         (6,045)        (14,073)        (23,619)
                                                ------------    ------------    ------------    ------------

Loss before minority interest                        (33,144)        (28,063)       (106,081)       (113,126)

Minority interest in loss of subsidiaries              4,025           4,695           8,781          11,289
                                                ------------    ------------    ------------    ------------

          Net loss                              $    (29,119)   $    (23,368)   $    (97,300)   $   (101,837)
                                                ============    ============    ============    ============

Dividend on subsidiary convertible
    redeemable preferred stock                  $      1,259    $      1,250    $      3,777    $      3,599
                                                ============    ============    ============    ============

Loss applicable to common shares                $    (30,378)   $    (24,618)   $   (101,077)   $   (105,436)
                                                ============    ============    ============    ============

Loss per common share                           $       (.41)   $       (.33)   $      (1.35)   $      (1.42)
                                                ============    ============    ============    ============

Weighted average number of common shares
    outstanding during the period                 74,310,000      74,383,000      74,859,000      74,196,000
                                                ============    ============    ============    ============


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                      Nine Months Ended February 28,
                                                      ------------------------------
                                                           1998          1997
                                                         ---------    ---------

OPERATING ACTIVITIES:
    Cash received from subscribers and others            $ 654,351    $ 555,799
    Cash paid to suppliers, employees and
        governmental agencies                             (392,813)    (342,934)
    Interest paid                                         (128,534)    (112,294)
                                                         ---------    ---------

        NET CASH PROVIDED BY OPERATING ACTIVITIES          133,004      100,571
                                                         ---------    ---------

INVESTING ACTIVITIES:

    Capital expenditures                                  (190,410)    (111,422)
    Cable television franchise expenditures                   (181)        (965)
    Acquisition of other assets                             (2,510)      (7,241)
    Acquisition of cable television and wireless
        telephone systems                                  (33,548)     (34,908)
    Distributions received from equity investments          10,051        6,863
    Capital contributed to equity investments                  (65)        (292)
                                                         ---------    ---------

        NET CASH USED IN INVESTING ACTIVITIES             (216,663)    (147,965)
                                                         ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                     971,659      857,140
    Principal payments on long-term debt                  (697,414)    (847,050)
    Debt issuance costs                                    (18,955)      (7,724)
    Payment of subsidiary preferred stock dividends        (12,191)      (3,959)
    Issuance of common stock                                 1,446        3,416
    Capital contributed by minorities                          182         --
    Purchase of treasury stock, (including Centennial)     (35,945)      (1,618)
                                                         ---------    ---------

        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                             208,782          205
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
    SHORT-TERM INVESTMENTS                                 125,123      (47,189)

CASH AND SHORT-TERM INVESTMENTS -
    BEGINNING OF PERIOD                                    151,947      164,592
                                                         ---------    ---------

CASH AND SHORT-TERM INVESTMENTS -
    END OF PERIOD                                        $ 277,070    $ 117,403
                                                         =========    =========



                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                              Nine Months Ended February 28,
                                                                              ------------------------------
                                                                                     1998         1997
                                                                                  ---------    ---------

RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                                          $ (97,300)   $(101,837)
                                                                                  ---------    ---------

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                                               209,020      187,067
        Write-down of Australian assets, net                                         17,074       40,000
        Deferred income taxes - decrease                                            (19,805)     (29,516)
        Minority interest in loss of subsidiaries                                    (8,781)     (11,289)
        Non-cash interest charges                                                    27,302       16,607
        Other                                                                        (9,769)     (10,209)
        Change in assets and liabilities, net of effects of acquired, exchanged and disposed cable television and wireless telephone systems
               Accounts receivable - (increase)                                     (17,361)      (6,167)
               Prepaid expenses and other current assets - decrease
                  (increase)                                                          2,035      (12,822)
               Accounts payable, accrued expenses,
                  and other current liabilities -increase                            30,589       28,737
                                                                                  ---------    ---------

        Total adjustments                                                           230,304      202,408
                                                                                  ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $ 133,004    $ 100,571
                                                                                  =========    =========



                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of February 28, 1998 and the results of its consolidated operations and cash flows for the periods ended February 28, 1998 and 1997. The February 28, 1998 and 1997 financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1997 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. Certain reclassifications have been made to prior period balances to conform with the current period's presentation. The consolidated balance sheet at May 31, 1997 is audited.

NOTE 2. WRITEDOWN OF AUSTRALIAN ASSETS

The Company's Australian pay television subsidiary, East Coast Pay Television Pty Limited ("ECT"), has certain distribution, infrastructure utilization and franchise agreements with Australis Media Limited ("Australis"), another pay television company in Australia. ECT, in light of recent announcements by Australis relating to Australis' deteriorating financial condition and aborted business combination with Foxtel (a competitive cable television provider in Australia), wrote down the remaining net book values of certain of its intangible assets during the three months ended November 30, 1997. As a result, the Company's consolidated financial statements reflect a writedown of approximately $17,100 relating to these intangible assets, net of a gain of approximately $4,300 related to the sale of certain of ECT's assets during the nine months ended February 28, 1998.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenue and charges for installation and connections, net of programmers' share of pay television revenue. Such programmers' share netted against service income amounted to $96,411 and $84,777 for the nine months ended February 28, 1998 and 1997, respectively.

Wireless telephone service income includes earned subscriber service revenue and charges for installation and connections, net of land line charges of $26,410 and $20,678 for the nine months ended February 28, 1998 and 1997, respectively.

NOTE 4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended February 28, 1997, the Company reclassified $14,966 of cable television franchises to excess of purchase price over value of net assets acquired in relation to the acquisition of certain cable television systems.

NOTE 5. ACQUISITIONS

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which served an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company ("Citizens Utilities" or "Citizens") have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,500, subject to adjustment. On October 15, 1997, the Century/Citizens Joint Venture completed the transaction relating to the system located in Diamond Bar for a purchase price of approximately $34,600. The purchase price for the Diamond Bar acquisition was allocated approximately $11,300 to cable television franchises, $11,300 to excess of purchase price over value of net assets acquired and $12,000 to property, plant and equipment. The Diamond Bar system serves approximately 20,000 primary basic subscribers. The Company funded its share of the purchase price for the Diamond Bar system, and currently expects to fund its share of the purchase price for the Yorba Linda acquisition, using available credit facilities. The purchase of the Yorba Linda system by the Century/Citizens Joint Venture is subject to regulatory approvals. There is no assurance that the Century/Citizens Joint Venture will obtain such approvals or that such acquisition will be completed.

ACQUISITIONS, DISPOSITIONS - CENTENNIAL

On September 12, 1996, Centennial acquired 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA for approximately $35,000 in cash. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately, $33,429 of the purchase price was allocated to wireless telephone licenses.

Centennial has determined to pursue a strategy to sell or otherwise dispose of its minority equity investments in wireless telephone systems representing approximately 1,100,000 Net Pops. Centennial has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes the fair market value of its minority equity investments exceeds the net book value of the recorded assets at February 28, 1998.

The Board of Directors of Centennial has determined to explore strategic alternatives available to it. In connection with this exploration, Centennial has retained the services of Donaldson, Lufkin & Jenrette.

The summary pro forma information includes the results of the Company and all acquisitions and pending acquisitions, in each case as if such acquisitions had been completed as of June 1, 1996.


                                              Nine Months Ended February 28,
                                             ------------------------------
                                                 1998                  1997
                                                 ----                  ----
                                                         (Unaudited)
Revenue                                       $ 567,082          $ 484,856
Net loss                                        (99,988)          (103,661)
Net loss per common share                         (1.39)             (1.45)

Pro forma net loss per common share for the nine months ended February 28, 1998 and 1997 is calculated using the weighted average number of common shares outstanding during the period.

NOTE 6.  LONG-TERM DEBT

The Company and its subsidiaries had the following debt outstanding at February 28, 1998 and May 31, 1997.

                                                          (Unaudited)
                                                          February 28,          May 31,
                                                               1998               1997
                                                          --------------    --------------
CCC-I Credit Facility                                     $          -      $     324,000
CCC-II Credit Facility                                               -            165,000
Century 9 1/2% Senior Notes due 2000                           150,000            150,000
Century 9 3/4% Senior Notes due 2002                           200,000            200,000
Century Zero Coupon Senior Discount Notes due 2003             283,520            265,381
Century 9 1/2% Senior Notes due 2005                           250,000            250,000
Century 8 7/8% Senior Notes due 2007                           250,000            250,000
Century 8 3/4% Senior Notes due 2007                           225,000                  -
Century 8 3/8%  Senior Notes due 2017                          100,000                  -
Century 8 3/8% Senior Notes due 2007                           100,000                  -
Century Senior Discount Notes due 2008, Series A               252,484                  -
Centennial 8 7/8% Senior Notes due 2001                        250,000            250,000
Centennial 10 1/8% Senior Notes due  2005                      100,000            100,000
Centennial Credit Facility                                       5,000              5,000
Century-ML 9.47% Senior Secured Notes due 2002                 100,000            100,000
Century Venture Corp. Credit Facility and Term Loan             56,500             53,500
CPRW Credit Facility                                           135,000             74,000
CCCTV Credit Facility                                           27,000                  -
Other, including Australian Operations                          10,386             15,111
                                                          ------------      -------------
                                                             2,494,890          2,201,992
Current maturities                                              30,337             15,011
                                                          ------------      -------------
                                                          $  2,464,553      $   2,186,981
                                                          ============      =============

On January 7, 1998, the Company filed a shelf registration statement with the SEC for $500,000 of the Company's debt securities, augmenting the remaining $77,000 under the Company's 1997 shelf registration. The registration statement became effective on January 28, 1998. The debt securities may be issued from time to time, in series, on terms to be specified in one or more prospective supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of February 28, 1998, there was $577,000 available for issuance under this shelf registration.

On January 15, 1998, the Company issued $605,000 principal amount at maturity of Senior Discount Notes due 2008, Series A ("Senior Discount Notes") to a qualified institutional buyer under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Private Placement Offering"). The Senior Discount Notes were sold at a discount of 41.266% from the principal amount due at maturity (the "Original Issue Discount"). The Original Issue Discount began accruing on the Senior Discount Notes on January 15, 1998 and will continue accruing during the period in which the Senior Discount Notes remain outstanding. The Original Issue Discount represents an annual yield to maturity of 9.05% based on the issue price of the Senior Discount Notes. There will be no periodic payments of interest on the Senior Discount Notes. The Senior Discount Notes are senior unsecured obligations of the Company, may not be redeemed prior to maturity and will not be entitled to the benefit of any sinking fund.

The Senior Discount Notes rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and are senior in right of payment to all future subordinated indebtedness of the Company. The Senior Discount Notes are effectively subordinated to all secured indebteness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company's subsidiaries.

The net proceeds received by the Company from the sale of the Senior Discount Notes were approximately $246,106. The Company used $96,000 of the net proceeds from the sale of the Senior Discount Notes to temporarily repay portions of the long-term debt outstanding under both the CCC-I and CCC-II credit agreements. The remainder of the net proceeds are to be used for capital expenditures, operations, acquisitions and other investments. Further borrowings may be made under the CCC-I and CCC-II Credit Agreements until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities and acquisitions.

On March 2, 1998, the Company filed a registration statement with the SEC relating to the exchange of all outstanding Senior Discount Notes for Senior Discount Notes due 2008, Series B (the "Senior Discount Notes, Series B"). The terms of the Senior Discount Notes, Series B are identical in all material respects to the Senior Discount Notes, except that the Senior Discount Notes, Series B will be registered under the Securities Act of 1933, as amended, and therefore the transfer of the Senior Discount Notes, Series B will not be restricted. This registration statement became effective on March 17, 1998.

During the nine months ended February 28, 1998, the Company issued an aggregate of $425,000 of public debt securities in three separate offerings, $100,000 of which were issued during the three months ended February 28, 1998. The net proceeds received by the Company from these issuances of $410,449 were used by the Company to temporarily repay portions of the long-term debt outstanding under the Company's CCC-I and CCC-II credit agreements.

At February 28, 1998, the Company's public debt securities of approximately $1,811,000 in the aggregate (including the $252,484 of Senior Discount Notes), have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 2 1/2 to 19 3/4 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company, excluding Centennial, have four credit facilities (the CCC-I, CCC-II, Century Venture Corp. and CCCTV credit facilities) with $1,155,000 of total potential credit availability at February 28, 1998, of which $83,500 was outstanding.

The Company entered into a three-year interest rate hedge agreement during October 1997 in relation to certain of its fixed-rate bank debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S. dollar six-month LIBOR or the U.S. dollar six-month LIBOR Set in Arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six- month LIBOR is set at or below 4.75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone.

On February 27, 1998, Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of Centennial ("CPRW"), amended its four-year revolving credit facility (the "Puerto Rico Credit Facility") to increase the credit availability from $130,000 to $180,000, an increase of $50,000. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or
(b) the Eurodollar Base Rate, as defined, plus a margin of 2.25%, adjusted for the maintenance of certain specified ratios, as applicable.

The interest rate payable on Centennial's $75,000 domestic revolving credit facility (the "Centennial Credit Facility") is based, at the election of Centennial, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.5%.

Centennial also has two outstanding issuances of public debt securities, its $250,000 8 7/8% Senior Notes due 2001 and its $100,000 10 1/8% Senior Notes due 2005, which bear interest at the rate of 8 7/8% per annum and 10 1/8% per annum, respectively.

The subsidiaries' credit facilities and the Company's and Centennial's public debt securities, among other things, require the maintenance of certain financial and operating covenants, restrict the use of proceeds from such borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees.

At February 28, 1998, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

Effective with the quarter ended February 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB 15") and replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS on the face of the statement of operations with basic and diluted EPS. Basic EPS is calculated by dividing loss applicable to common shares by weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur if potential common stock instruments of the Company were exercised, converted or issued. The Company is not currently required to present diluted EPS due to the anti-dilutive effect of the Company's potential common stock instruments. Adoption of SFAS 128 did not result in a change of EPS previously reported by the Company under APB 15.

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

NOTE 8.  STOCK PURCHASE

During the nine months ended February 28, 1998, the Company purchased 1,959,500 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $12,151 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to February 28, 1998, the Company has not purchased any shares in the open market. As of April 8, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

Subsequent to February 28, 1998, Centennial entered into an arrangement through which a third party has acquired 273,200 shares of Centennial's Class A Common Stock at a price of approximately $5,289. Centennial has a right and currently intends to acquire those shares at an amount equal to the cost basis of the shares plus the carrying cost of LIBOR plus 2.75%.

During the nine months ended February 28, 1998, Centennial purchased 1,270,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by Centennial's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to February 28, 1998, Centennial has not directly purchased any additional shares of common stock in the open market. As of April 8, 1998, Centennial was authorized to directly purchase 2,729,800 additional shares of Class A Common Stock in the open market after giving effect to the shares purchased to date.

NOTE 9. LETTER OF INTENT  - STRATEGIC PARTNERSHIP

On December 10, 1997, the Company and TCI Communications, Inc. ("TCI") signed a letter of intent to form a strategic partnership that would combine multiple cable systems in Southern California. TCI would contribute to the partnership cable systems serving approximately 245,000 subscribers and the Company would contribute cable systems serving approximately 500,000 subscribers. The Company would manage the newly combined markets and own approximately 75% of the partnership while TCI would own approximately 25% of the partnership. The Company and TCI have also agreed to the exchange of certain of the Company's cable systems serving approximately 90,000 subscribers in Northern California for certain of TCI's cable systems serving approximately 90,000 subscribers in Southern California (which subscribers are included in the 500,000 subscribers described above). The Company and TCI are currently involved in the due diligence process and are continuing to negotiate with respect to these transactions. These transactions are subject to the approval of the Company's and TCI's Boards of Directors, the signing of definitive agreements and to all appropriate regulatory approvals and other consents.

NOTE 10.  SEGMENT INFORMATION  -  (UNAUDITED)

Information about the Company's operations in its three business segments for the nine months ended February 28, 1998 and 1997 is as follows (amounts in thousands):

                                                     1998               1997
                                                 -----------        -----------
Revenue:
    Cable television                             $   361,611        $   341,442
    Wireless telephone                               171,166            106,898
    Australian operations                             27,814             24,766
    Eliminations                                        (386)              (141)
                                                 -----------        -----------
                                                 $   560,205        $   472,965
                                                 ===========        ===========
Operating (loss) income:
    Cable television                             $    73,723        $    71,648
    Wireless telephone                               (15,861)           (16,157)
    Australian operations                            (21,221)           (51,210)
    Eliminations                                        (147)              (141)
                                                 -----------         -----------
                                                 $    36,494        $     4,140
                                                 ===========        ===========
Net loss:
    Cable television                             $   (57,427)       $   (32,665)
    Wireless telephone                               (26,082)           (21,714)
    Australian operations                            (31,464)           (62,169)
    Eliminations                                      17,673             14,711
                                                 -----------        -----------
                                                 $   (97,300)       $  (101,837)
                                                 ===========        ===========
Assets, at end of period:
    Cable television                             $ 1,720,821        $ 1,560,232
    Wireless telephone                               837,056            793,272
    Australian operations                             27,218             79,637
    Eliminations                                    (275,354)          (273,553)
                                                 -----------        -----------
                                                 $ 2,309,741        $ 2,159,588
                                                 ===========        ===========
Depreciation and amortization:
    Cable television                             $   116,561        $   113,981
    Wireless telephone                                82,637             58,966
    Australian operations                              9,822             14,120
                                                 -----------        -----------
                                                 $   209,020        $   187,067
                                                 ===========        ===========
Capital expenditures:
    Cable television                             $    86,438        $    49,871
    Wireless telephone                               103,187             59,482
    Australian operations                                785              2,069
                                                 -----------        -----------
                                                 $   190,410        $   111,422
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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                FEBRUARY 28, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                        Century
                                    Communications
                                     Corp. before
                                     consolidation    Centennial                Reclassification
                                     of Centennial     Cellular    Australian          and
                                     and Australia       Corp.     Operations      Eliminations       Consolidated
                                    ---------------   ----------   -----------  ----------------- -------------
ASSETS
Current assets:
    Cash and short-term investments  $  258,046       $  14,595     $   4,429      $ --             $ 277,070

    Accounts receivable - net            26,939          29,842         4,485         (590)            60,676

    Prepaid expenses and other
        current assets                    6,261           5,740           626          --              12,627
                                      ---------        ---------     ---------      --------         ---------
           Total current assets         291,246          50,177         9,540         (590)           350,373

Property, plant & equipment - net       548,996         244,023        11,491          --             804,510


Investment in marketable equity
    securities                           46,761            --            --            --              46,761

Investment in Centennial Cellular
    Corp., at cost                      139,685            --            --       (139,685)              --

Equity investment in cable television
    and wireless telephone systems -
    net                                 147,678          90,425         1,488     (132,135)            107,456

Debt issuance costs - net                35,115           9,106          --           --                44,221

Cable television franchises - net       342,791             --          4,699         --               347,490

Wireless telephone licenses - net          --           308,608          --           --               308,608

Excess of purchase price over value
    of net assets acquired - net        158,249         127,191          --           --               285,440

Other assets                             10,300           7,526          --         (2,944)             14,882
                                    -----------        ---------     --------       ------           ---------
                                    $ 1,720,821       $ 837,056     $  27,218    $(275,354)        $ 2,309,741
                                    ===========       ==========    =========     ========         ===========

NOTE 10.  CONTINUED

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                                FEBRUARY 28, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                        Century Communications
                                             Corp. before
                                            consolidation    Centennial               Reclassification
                                            of Centennial     Cellular    Australian         and
                                            and Australia       Corp.     Operations      Eliminations   Consolidated
                                           ---------------   ----------   -----------  ----------------- -------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)
Current liabilities:
    Current maturities of long-term debt    $  20,050         $    --       $  10,287       $ --            $  30,337
    Accounts payable                           17,257          13,498           1,148         --               31,903
    Accrued expenses and other
        current liabilities                    93,406          58,831          20,032        (590)            171,679
                                           ----------       ---------       ---------     -------         -----------
        Total current liabilities             130,713          72,329          31,467        (590)            233,919

Long-term debt                              1,974,553         490,000            --           --            2,464,553

Deferred liability                             10,710           2,200            --       (12,910)                 --

Deferred income taxes                           6,371          27,783            --           --               34,154

Minority interest in subsidiaries              65,099             --             --        33,563              98,662

Due to parent                                      --             --          147,678    (147,678)                 --

Convertible redeemable preferred stock             --         186,287             --           --              186,287

Second series convertible
    redeemable preferred stock                     --           7,252             --       (7,252)                 --

Common stockholders' equity (deficiency):
 Common stock, par value $.01 per share:
        Class A                                   643            165              --         (165)                 643
        Class B                                   437            105              --         (105)                 437

    Additional paid-in capital                 89,547        357,633              --      (272,642)             174,538
    Other                                    (138,036)       (28,325)             927       28,325             (137,109)
    Accumulated deficit                      (419,216)      (278,373)        (152,854)     104,100             (746,343)
                                          -------------   ----------      -----------   ----------           -----------
    Total common stockholders'
        equity (deficiency)                  (466,625)        51,205         (151,927)    (140,487)            (707,834)
                                         -------------    ----------      -----------   ----------           ----------
                                           $1,720,821      $ 837,056       $   27,218    $(275,354)          $2,309,741
                                         =============    ==========      ===========   ===========          ==========

NOTE 10.  CONTINUED

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                    NINE MONTH PERIOD ENDED FEBRUARY 28, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                        Century
                                    Communications
                                     Corp. before
                                     consolidation    Centennial               Reclassification
                                     of Centennial     Cellular    Australian         and
                                     and Australia       Corp.     Operations    Eliminations     Consolidated
                                   ----------------   ----------   ----------   ---------------   ------------

Revenue                             $   361,611     $    171,166   $  27,814          $   (386)    $ 560,205
                                    -----------    -------------   ---------          ---------    ---------
Costs and expenses:
  Cost of services                       78,651           42,248         --                 --       120,899
  Selling, general & administrative      92,676           62,142         --               (239)      154,579
  Depreciation and amortization         116,561           82,637       9,822               --        209,020
  Australian operations                      --               --      26,399               --         26,399
  Writedown of Australian Assets             --               --      12,814               --         12,814
                                     -----------       ---------     ---------         -------     ---------
                                        287,888          187,027      49,035              (239)      523,711
                                     -----------       ---------     ---------         --------     ---------

Operating income (loss)                  73,723          (15,861)    (21,221)             (147)       36,494
                                    -----------       ----------    ----------        --------      ---------

Income from equity investments               --            9,843          --            (9,843)           --
Interest expense                        124,882           33,262       8,199                --       166,343
Gain on sale of assets                    1,955               8           --                --         1,963
Other income (loss)                         (67)              --      (2,044)            9,843         7,732
                                    ------------      ----------    ---------        ---------      --------

Loss before income tax
  (benefit) and minority interest       (49,271)        (39,272)     (31,464)             (147)     (120,154)

Income tax (benefit)                       (546)        (13,527)           --              --        (14,073)
                                    ------------      ----------    ---------        ---------      --------

Loss before minority interest           (48,725)        (25,745)     (31,464)             (147)     (106,081)
Minority interest in (income) loss
  of subsidiaries                        (8,702)           (337)           --           17,820         8,781
                                    ------------      ----------    ---------        ---------    ----------
Net loss                            $   (57,427)     $  (26,082)   $ (31,464)          $17,673     $ (97,300)
                                    ============      ==========    =========        =========    ==========

NOTE 11.  CHANGES IN STOCKHOLDERS' DEFICIENCY


                                                                       Common Stock
                                              ----------------------------------------------------
                                                   Class A                          Class B
                                              -------------------------     ----------------------
                                                Shares        Dollars         Shares       Dollars
                                              ---------       -------       ----------     -------
Balance at June 1, 1996                       59,946,280       $  599       45,406,115     $  454

Shares issued in connection with
  employee incentive plans                       711,490            7          25,000

Class A shares purchased by
  the Company

Class B shares converted to
  Class A shares                                 305,000            3         (305,000)          (3)

Class A shares issued in connection
  with acquisitions                            1,732,357           18

Subsidiary preferred stock dividends

Foreign currency translation adjustment

Change in unrealized appreciation of
  marketable securities

Income tax benefit - subsidiary stock
options exercised

Net loss
                                              ----------         -----      ----------        ------
Balance at May 31, 1997                       62,695,127           627      45,126,115           451

Shares issued in connection with
  employee incentive plans                       220,875             2             --

Class A shares purchased by the Company

Class B shares converted to Class A shares     1,400,000            14      (1,400,000)           (14)

Subsidiary preferred stock dividends

Foreign currency translation adjustment

Change in unrealized appreciation of
  marketable securities

Net loss
                                             -----------         -----      ----------        ------
Balance at February 28, 1998 - Unaudited      64,316,002        $  643      43,726,115         $ 437
                                             ===========         =====      ==========         ======


                                                   Additional Paid-In     (Accumulated
                                                        Capital              Deficit)         Other       Total
                                                   ------------------      -----------      --------     -------
Balance at June 1, 1996                                 $   175,804         $ (507,168)    $(117,702)   $(448,013)

Shares issued in connection with
  employee incentive plans                                    3,948                                         3,955

Class A shares purchased by the Company                                                       (2,359)      (2,359)

Class B shares converted to Class A shares                                                                     --

Class A shares issued in connection with acquisition            (18)                                           --

Subsidiary preferred stock dividends                         (4,850)                                       (4,850)

Foreign currency translation adjustment                                                          462          462

Change in unrealized appreciation of
  marketable securities                                                                       (7,950)      (7,950)

Income tax benefit - subsidiary stock
  options exercised                                           1,987                                         1,987

Net loss                                                                      (141,875)                  (141,875)
                                                         ----------           --------      ---------    --------
Balance at May 31, 1997                                     176,871           (649,043)      (127,549)   (598,643)

Shares issued in connection with
  employee incentive plans                                    1,444                                         1,446

Class A shares purchased by the Company                                                       (12,421)    (12,421)

Class B shares converted to Class A shares                                                                    --

Subsidiary preferred stock dividends                         (3,777)                                       (3,777)

Foreign currency translation adjustment                                                         1,218       1,218

Change in unrealized appreciation of
  marketable securities                                                                         1,643       1,643

Net loss                                                                       (97,300)                   (97,300)
                                                         ----------          ---------    -----------    --------
Balance at February 28, 1998 - Unaudited                 $  174,538         $ (746,343)    $ (137,109)  $(707,834)
                                                         ==========         ===========   ============   ========


OTHER STOCKHOLDERS' DEFICIENCY ITEMS:                 February 28, 1998
                                                          (Unaudited)       May 31, 1997
                                                       ----------------     ------------
Treasury stock, at cost                                  $   (152,542)      $  (140,121)
Unrealized appreciation of marketable securities               14,506            12,863
Foreign currency translation adjustment                           927              (291)
                                                        -------------       -----------
                                                         $   (137,109)      $  (127,549)
                                                        =============       ===========

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

RESULTS OF OPERATIONS (dollar amounts in thousands except subscriber, homes passed and share data)

The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees. At February 28, 1998, the Company owned and operated 71 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,303,405 homes and served a total of approximately 1,314,000 primary basic subscribers. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At February 28, 1998, these 50%-owned systems passed approximately 593,000 homes and served approximately 308,000 primary basic subscribers in the aggregate.

The Company has a common stock interest of approximately 33% and, through ownership of a class of common stock which has disproportionate votes per share (15 votes per share), a voting interest of approximately 74% in Centennial Cellular Corp. ("Centennial"). The Company also provides management services to Centennial. Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. The market value of this interest, based solely on the equivalent number of publicly-traded shares of Class A Common Stock of Centennial, was $159,464 on February 28, 1998. In accordance with Financial Accounting Standards Board Statement No. 94, the accounts of Centennial are consolidated with those of the Company for reporting purposes for all periods presented.

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

The Telecommunications Act of 1996 (the "Act") which was enacted in February 1996, alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act deregulates (except for basic service) cable service rates over a three-year period. Implementing regulations of the Act are currently being promulgated. The effect that the Act will have on the Company's cable television business cannot be determined at this time.

NINE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

The following discussion describes the Company's three business segments: cable television, wireless telephone investment and Australian investments.

Cable Television

Consolidated revenue for the nine months ended February 28, 1998 increased by $87,240 or 18.4%, over the nine months ended February 28, 1997. Revenue from cable television operations increased by $19,924 or 5.8%, over the corresponding nine months ended February 28, 1997, principally as a result of increasing subscription fees and increases in the number of cable television subscriptions. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended February 28, 1998 were approximately 1,283,000, as compared to approximately 1,193,000 Basic Subscribers for the twelve-month period ended February 28, 1997, an increase of 7.5%. Acquisitions accounted for approximately 71% of the increase. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $39.17 during the twelve months ended February 28, 1998, as compared to approximately $36.63 during the comparable prior twelve month period, an increase of 6.9%.

Cost of services of the Company's cable television operations increased by $3,376, or 4.5%, while selling, general and administrative expenses of the Company's cable television operations increased by $11,899, or 14.8%. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable and wireless operations for the nine months ended February 28, 1998 increased by $26,251, or 15.2% over the nine months ended February 28, 1997. Depreciation and amortization of the cable television operations increased by $2,580 or 2.3%.

Consolidated operating income for the nine months ended February 28, 1998 increased to $36,494 or $32,354 above the operating income of $4,140 for the nine months ended February 28, 1997, principally as a result of the Company's $40,000 write-down of Australian assets during the nine months ended February 28, 1997, compared to the writedown of $12,814 during the nine months ended February 28, 1998 (See Liquidity and Capital Resources - Investments - Australian Pay Television). The wireless telephone operations contributed $15,861 and $16,157 of operating losses for the nine months ended February 28, 1998 and 1997, respectively. The Company's operating income related to its cable television operations was $73,576, an increase of $2,069, or 2.9% above the nine months ended February 28, 1997.

Consolidated other income represents primarily the Company's proportionate share of the net income or loss of minority investment interests accounted for by the Company using the equity method of accounting. The Company has recorded $2,044 and $3,787 of expense for the nine months ended February 28, 1998 and 1997, respectively, for its minority investments in Australia, offset, in part, by

$9,843 and $10,873 of income for the nine months ended February 28, 1998 and 1997, respectively, related to minority wireless telephone investments held by Centennial.

Consolidated interest expense for the nine months ended February 28, 1998 increased by $17,721, or 11.9% as compared with the nine months ended February 28, 1997, principally as a result of increased borrowings. Interest expense of the Company's cable segment increased by $7,030. For the nine months ended February 28, 1998, the average debt outstanding of the cable segment was approximately $1,896,211 or $177,211 above the average outstanding debt balance of $1,719,000 during the nine months ended February 28, 1997. The increase in borrowings was partially offset by a decline in interest rates. The Company's weighted average interest rate excluding borrowings of Centennial, the Australian investments and the Company's 50%-owned joint ventures was approximately 8.8% in the nine months ended February 28, 1998, as compared to approximately 9.2% in the nine months ended February 28, 1997.

After losses attributable to minority interests in subsidiaries for the nine months ended February 28, 1998, a consolidated pretax loss of $111,373 was incurred, as compared to a pretax loss of $125,456 for the nine months ended February 28, 1997. The income tax benefit of $14,073 for the nine months ended February 28, 1998 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature. During the current fiscal year, the Company began recording limited tax benefits resulting from operating losses.

The consolidated net loss for the nine months ended February 28, 1998 of $97,300 represents a decrease of $4,537 from the loss of $101,837 for the nine months ended February 28, 1997. The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of Centennial's wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Wireless Telephone Investment

Centennial's revenue increase accounted for 73.7% of the total increase in the revenue of the Company. Revenue from wireless telephone operations for the nine months ended February 28, 1998 increased by $64,268, or 60.1%, over the nine months ended February 28, 1997. The increase in revenue was principally the result of growth in subscriptions to, and the resulting increased usage of, wireless telephone service, partially offset by lower reciprocal per minute roaming rates with other cellular carriers. Centennial's Puerto Rico PCS and alternative access businesses (the "Puerto Rico Wireless Telephone System") contributed $34,431 or 53.6% of Centennial's increase in revenue.

Cost of services related to Centennial's wireless telephone operations, which accounted for 34.9% of the total cost of services for the Company during the nine months ended February 28, 1998, was $42,248, an increase of $15,239 or 56.4% as compared to the nine months ended February 28, 1997. The increase was due in part to a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased wireless telephone coverage areas resulting from the continued expansion of Centennial's network, and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System were $10,940 and $2,095 for the nine months ended February 28, 1998 and 1997, respectively.

Selling, general and administrative expenses related to Centennial's wireless telephone operations, representing 40.2% of the total amount for the Company, rose to $62,142, an increase of $25,062 or 67.6% above the $37,080 recorded during the nine months ended February 28, 1997. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and an increase in Centennial's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and the anticipated growth of its wireless telephone business as well as the commencement of PCS telephone service in Puerto Rico. Selling, general and administrative expenses for Centennial's Puerto Rico Wireless Telephone System were $19,746 and $5,086 for the nine months ended February 28, 1998 and 1997, respectively.

The wireless telephone operations accounted for $23,671, or 90.2% of the increase in the Company's domestic depreciation and amortization during the nine months ended February 28, 1998.

Centennial's wireless telephone operating loss for the nine months ended February 28, 1998 of $15,861 declined by $296, or 1.8% from the loss of $16,157 for the nine months ended February 28, 1997. The operating loss for the Puerto Rico Wireless Telephone System was $16,628 and $5,688 for the nine months ended February 28, 1998 and 1997, respectively.

Centennial's interest expense for the nine months ended February 28, 1998 increased by $9,664 or 41.0% as compared to the nine months ended February 28, 1997. Interest expense for the nine months ended February 28, 1997 was reduced by $2,752 of capitalized interest charges related to the acquisition cost of Centennial's PCS license during the pre-operational stage of the business. Gross interest costs of the wireless segment for the nine months ended February 28, 1998 and February 28, 1997 were $33,262 and $26,350, respectively. The increase was the result of additional borrowings for acquisitions, working capital and debt service. Centennial's average debt outstanding during the nine months ended February 28, 1998 was $461,106, an increase of $92,351 as compared to the average debt level of $368,755 during the nine months ended February 28, 1997. The increase in average debt outstanding was principally related to borrowings for the Puerto Rico Wireless Telephone System. Centennial's weighted average interest rate increased to 9.6% for the nine months ended February 28, 1998 from 9.5% for the nine months ended February 28, 1997.

The Company expects net losses in Centennial's wireless operations to continue for the foreseeable future until such time as the operations of the wireless telephone systems and expansion of the wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

Cable Television

Consolidated revenue for the three months ended February 28, 1998 increased by $27,123 or 16.9%, over the three months ended February 28, 1997. Revenue from cable television operations increased by $7,103 or 6.3% over the corresponding three months ended February 28, 1997, principally as a result of increasing subscription fees and increases in the number of cable television subscriptions.

Cost of services of the Company's cable television operations increased by $476, or 1.9%, while selling, general and administrative expenses of the Company's cable television operations increased by $2,828 or 10.4%. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continue.

Depreciation and amortization of the Company's cable and wireless operations for the three months ended February 28, 1998 increased by $11,872, or 20.6% over the three months ended February 28, 1997. Depreciation and amortization of the cable television operations increased by $3,190, or 8.8%.

Consolidated operating income for the three months ended February 28, 1998 increased to $16,073 or $2,734 above the operating income of $13,339 for the three months ended February 28, 1997. The wireless telephone operations contributed $8,359 of operating losses. The Company's operating income related to its cable television operations was $24,892, an increase of $609, or 2.5% above the three months ended February 28, 1997.

The Company has recorded $1,966 and $1,590 of other income for the three months ended February 28, 1998 and 1997, respectively, primarily representing certain minority investments in Australia and Centennial accounted for by the Company using the equity method of accounting. The Company has recorded $401 and $990 of expense for the three months ended February 28, 1998 and 1997, respectively, for its minority investments in Australia, offset, in part, by $2,391 and $2,789 of income for the three months ended February 28, 1998 and 1997, respectively, related to minority wireless telephone investments held by Centennial.

Consolidated interest expense for the three months ended February 28, 1998 increased by $8,332, or 16.3% as compared with the three months ended February 28, 1997, principally as a result of increased borrowings. The Company's weighted average interest rate excluding borrowings of Centennial and the Company's 50% owned joint ventures was approximately 9.2% in the three months ended February 28, 1998, as compared to approximately 9.3% in the three months ended February 28, 1997.

After losses attributable to minority interests in subsidiaries for the three months ended February 28, 1998, a consolidated pretax loss of $37,363 was incurred, as compared to a pretax loss of $29,413 for the three months ended February 28, 1997. The income tax benefit of $8,244 for the three months ended February 28, 1998 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature. During the current fiscal year, the Company began recording limited tax benefits resulting from operating losses.

The consolidated net loss for the three months ended February 28, 1998 of $29,119 represents an increase of $5,751 from the loss of $23,368 for the three months ended February 28, 1997. The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems and expansion of Centennial's wireless telephone system infrastructure generate sufficient earnings to offset the associated costs of acquisitions and operations.

Wireless Telephone Investment

Centennial's revenue increase for the three months ended February 28, 1998 accounted for 73.8% of the total increase in the revenue of the Company. Revenue from wireless telephone operations for the three months ended February 28, 1998 increased by $20,005, or 51.1%, over the three months ended February 28, 1997. The increase in revenue was principally the result of growth in subscriptions to, and the resulting increased usage of, wireless telephone service, partially offset by lower reciprocal per minute roaming rates with other cellular carriers. Centennial's Puerto Rico Wireless Telephone System contributed $14,171 or 70.8% of Centennial's increase in revenue.

Cost of services related to Centennial's wireless telephone operations, which accounted for 36.9% of the total cost of services for the Company during the three months ended February 28, 1998, was $15,224, an increase of $4,577 or 43.0% as compared to the three months ended February 28, 1997. The increase was due in part to a larger number of telephone units sold, the variable costs associated with a larger revenue and subscription base and increased wireless telephone coverage areas resulting from the continued expansion of Centennial's network, and the commencement of PCS telephone service in Puerto Rico, partially offset by a decrease in the cost of cellular equipment purchased. Cost of services for the Puerto Rico Wireless Telephone System were $4,424 and $1,014 for the three months ended February 28, 1998 and 1997, respectively.

Selling, general and administrative expenses related to Centennial's wireless telephone operations, representing 42.7% of the total amount for the Company, rose to $22,457, an increase of $7,059 or 45.8% above the expenses of $15,398 recorded during the three months ended February 28, 1997. The increase resulted primarily from the variable costs associated with a larger subscription and revenue base and an increase in Centennial's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and the anticipated growth of its wireless telephone business as well as the commencement of PCS telephone service in Puerto Rico. Selling, general and administrative expenses for Centennial's Puerto Rico Wireless Telephone System were $7,261 and $3,147 for the three months ended February 28, 1998 and 1997, respectively.

The wireless telephone operations accounted for $8,682, or 73.1% of the increase in the Company's domestic depreciation and amortization during the three months ended February 28, 1998.

Centennial's wireless telephone operating loss for the three months ended February 28, 1998 of $8,359 increased by $313, or 3.9% from the loss of $8,046 for the three months ended February 28, 1997. The operating loss for the Puerto Rico Wireless Telephone System was $5,330 and $2,668 for the three months ended February 28, 1998 and 1997, respectively.

Centennial's interest expense for the three months ended February 28, 1998 increased by $2,622 or 29.7% as compared to the three months ended February 28, 1997. The increase is the result of additional borrowings for acquisitions, working capital and debt service. Centennial's average debt outstanding during the three months ended February 28, 1998 was $480,777, an increase of $104,333 as compared to the average debt level of $376,444 during the three months ended February 28, 1997. Centennial's weighted average interest rate decreased to 9.5% for the three months ended February 28, 1998 from 9.6% for the three months ended February 28, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. Since both the cable television and wireless telephone activities are capital intensive, the Company, including Centennial, must continue to seek various sources of financing to meet their respective needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. Certain subsidiaries of the Company (other than Centennial) have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,255,000 of potential borrowing capacity for cable operations. Centennial and subsidiaries of Centennial have entered into credit agreements with various bank groups which furnish approximately $255,000 of potential borrowing capacity for wireless telephone operations at February 28, 1998, which indebtedness is non-recourse to the Company.

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

During the nine months ended February 28, 1998, the Company made capital expenditures of $190,410, of which 54.2% were made by Centennial. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $120,000 for cable television capital expenditures in fiscal 1998. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the nine months ended February 28, 1998, consolidated earnings were less than fixed charges by $123,931. However, such amount reflects non-cash charges totaling $212,797, consisting of depreciation and amortization and subsidiary preferred stock dividends. Historically, cash generated from operating activities has exceeded fixed charges. The Company believes that, through fiscal 1999, cable television operations will continue to generate sufficient cash to meet the debt service obligations under the debt instruments applicable to its cable television businesses.

Centennial's wireless telephone capital projects include the addition of cell sites for greater coverage areas, as well as enhancements to the existing infrastructure of the wireless system. Centennial expects capital expenditures for its domestic wireless telephone markets of $40,000 during fiscal 1998. During the nine months ended February 28, 1998 Centennial made capital expenditures of $71,824 related to its Puerto Rico Wireless Telephone System. These capital expenditures included $45,129 to continue the buildout of Centennial's Puerto Rico PCS network infrastructure and $26,695 to purchase telephone units which remain the property of Centennial while in use by subscribers. Centennial currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure through fiscal 1999 will be approximately $50,000. This expenditure level primarily relates to an acceleration of expenditures that would otherwise take place in future years. This acceleration is related to the growth the Company has experienced in its Puerto Rico Wireless Telephone System. Funds for Centennial's capital expenditure requirements may be provided by other bank borrowings, debt or equity issuances or other financing resources.

It is anticipated that, through fiscal 1999, cash generated from Centennial's wireless telephone operations will not fully cover required capital expenditures, the debt service under its credit agreements and preferred stock dividends. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will continue to be the case in the future. It is currently anticipated that any shortfall will be made up either through equity issuances or additional borrowing.

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

FINANCING AND CAPITAL FORMATION - THE COMPANY

On January 7, 1998, the Company filed a shelf registration statement with the SEC for $500,000 of the Company's debt securities, augmenting the remaining $77,000 under the Company's 1997 shelf registration. The registration statement became effective on January 28, 1998. The debt securities may be issued from time to time, in series, on terms to be specified in one or more prospective supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of April 8, 1998, there was $577,000 available for issuance under this shelf registration.

On January 15, 1998, the Company issued $605,000 principal amount at maturity of Senior Discount Notes due 2008, Series A ("Senior Discount Notes") to a qualified institutional buyer under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Private Placement Offering"). The Senior Discount Notes were sold at a discount of 41.266% from the principal amount due at maturity (the "Original Issue Discount"). The Original Issue Discount began accruing on the Senior Discount Notes on January 15, 1998 and will continue accruing during the period in which the Senior Discount Notes remain outstanding. The Original Issue Discount represents an annual yield to maturity of 9.05% based on the issue price of the Senior Discount Notes. There will be no periodic payments of interest on the Senior Discount Notes. The Senior Discount Notes are senior unsecured obligations of the Company, may not be redeemed prior to maturity and will not be entitled to the benefit of any sinking fund.

The Senior Discount Notes rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and are senior in right of payment to all future subordinated indebtedness of the Company. The Senior Discount Notes are effectively subordinated to all secured indebteness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company's subsidiaries.

The net proceeds received by the Company from the sale of the Senior Discount Notes were approximately $246,106. The Company applied $96,000 of the net proceeds from the sale of the Senior Discount Notes to repay temporarily portions of the long-term debt outstanding under both the CCC-I and CCC-II credit agreements. The remainder of the net proceeds are to be used for capital expenditures, operations, acquisitions and other investments that would otherwise have been paid for under the CCC-I and CCC-II credit agreement. Further borrowings may be made under the CCC-I and CCC-II Credit Agreements until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities, and acquisitions.

On March 2, 1998, the Company filed a registration statement with the SEC relating to the exchange of all outstanding Senior Discount Notes for Senior Discount Notes due 2008, Series B (the "Senior Discount Notes, Series B"). The terms of the Senior Discount Notes, Series B are identical in all material respects to the Senior Discount Notes, except that the Senior Discount Notes, Series B will be registered under the Securities Act of 1933, as amended, and therefore the transfer of the Senior Discount Notes, Series B will not be restricted. This registration statement became effective on March 17, 1998.

During the nine months ended February 28, 1998, the Company issued an aggregate of $425,000 of public debt securities in three separate offerings, $100,000 of which were issued during the three months ended February 28, 1998. The net proceeds received by the Company from these issuances of

$410,449 were used by the Company to repay temporarily the long-term debt outstanding under the Company's CCC-I and CCC-II credit agreements.

At February 28, 1998, the Company's public debt securities of approximately $1,811,000 in the aggregate (including the $252,484 of Senior Discount Notes), have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 2 1/2 to 19 3/4 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company, excluding Centennial, have four credit facilities with $1,155,000 of total potential credit availability at February 28, 1998, of which $83,500 was outstanding. The interest rates payable on borrowings under the respective credit facilities are as follows:

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

      At the election of Citizens Century Cable Television Venture ("CCCTV"), either the Base Rate, or the Eurodollar Rate, plus the applicable margin (as defined in the facility).

      At the election of Century Venture Corp. ("CVC"), (a) the C/D Base Rate plus an applicable margin, as defined or (b) the Eurodollar Base Rate plus an applicable margin, as defined or (c ) the ABR Rate, as defined.

The Company entered into a three-year interest rate hedge agreement during October 1997 in relation to certain of its fixed rate bank debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S. dollar six month LIBOR or the U.S. dollar six month LIBOR Set in Arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six month LIBOR is set at or below 4.75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone.

The subsidiaries' credit facilities and the Company's public debt instruments, among other things, require the maintenance of certain financial and operating covenants, restrict the use of proceeds from such borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees.

At February 28, 1998, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

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

On August 30, 1991, Citizens Cellular Company merged with and into Centennial, and in connection with the merger, Centennial issued to Citizens Utilities Company ("Citizens"), Convertible Redeemable Preferred Stock valued at $128,450 and Class B Common Stock representing 18.8% of the then outstanding common equity of Centennial. In connection with an amendment to a services agreement with the Company, Centennial issued its Second Series Convertible Redeemable Preferred Stock valued at $5,000 to the Company. The preferred stock carried no cash dividend requirements through August 30, 1996, but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock held by Citizens and Century at August 30, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock shall receive cash dividends at the rate of 8.5% per annum when, and as declared by the Board of Directors of Centennial, at its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, which commenced in fiscal 1997, to be made in respect of the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock will be $15,834 and $616, respectively. Both classes of Preferred Stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to Centennial. As of February 28, 1998, Centennial has paid five quarterly cash dividends to Citizens and Century of $3,959 and $154, respectively. Centennial will determine the timing, amount, or distribution (if any) of additional preferred stock dividends.

During fiscal 1994, Centennial filed a shelf registration statement with the SEC for up to 8,000,000 shares of Centennial's Class A Common Stock that may be offered from time to time in connection with acquisitions. At April 8, 1998, 4,239,231 shares were available for issuance under this registration statement.

Centennial, on April 5, 1995, filed a shelf registration statement with the SEC for the issuance of $500,000 of Centennial's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of

Centennial's Class A Common Stock. At April 8, 1998, $400,000 aggregate amount of debt securities remained available for issuance.

On February 27, 1998, Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of Centennial ("CPRW"), amended its four year revolving credit facility (the "Puerto Rico Credit Facility") to increase the credit availability from $130,000 to $180,000, an increase of $50,000. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or
(b) the Eurodollar Base Rate, as defined, plus a margin of 2.25%, adjusted for the maintenance of certain specified ratios, as applicable.

The interest rate payable on Centennial's $75,000 domestic revolving credit facility (the "Centennial Credit Facility") is based, at the election of Centennial, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.50%.

Centennial also has two outstanding issuances of public debt securities, its $250,000 8 7/8% Senior Notes due 2001 and its $100,000 10 1/8% Senior Notes due 2005, which bear interest at the rate of 8 7/8% per annum and 10 1/8% per annum, respectively.

The Centennial Credit Facility, the Puerto Rico Credit Facility and Centennial's public debt instruments, among other things, require the maintenance of certain financial and operating covenants, restrict the use of proceeds from such borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees.

Centennial and CPRW were in compliance with all covenants of their respective debt agreements at February 28, 1998.

In order to meet its obligations with respect to its operating needs, capital expenditures, debt service and preferred stock obligations, it is important that Centennial continue to improve operating cash flow. In order to do so, Centennial's revenues must increase at a faster rate than operating expenses. Increases in revenues will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. Centennial has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, Centennial's participation in the PCS business in Puerto Rico has been and is expected to continue to be capital intensive, requiring additional network infrastructure buildout costs of approximately $50,000 through fiscal 1999. Further, due to the start-up nature of the PCS business, Centennial expects the PCS business to require additional cash investment to fund its operations over the next several years. The PCS business is expected to be highly competitive with the two existing wireless telephone providers as well as other MTA PCS license holders. There is no assurance that the PCS business will generate cash flow or reach profitability. Even if Centennial's operating cash flow does increase, it is anticipated that cash generated from Centennial's wireless telephone operations and PCS business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commenced in the prior fiscal year, and required capital expenditures. Centennial continues to seek various sources of external financing to meet its current and future needs, including bank financing, joint ventures and partnerships, and public and private placements of debt and equity securities of Centennial. Although to date, Centennial has been able to obtain financing on satisfactory terms, there is no assurance that this will be the case in the future.

ACQUISITIONS - CABLE TELEVISION

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which served an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,500, subject to adjustment. On October 15, 1997, the Century/Citizens Joint Venture completed the transaction relating to the system located in Diamond Bar for a purchase price of approximately $34,600. The Diamond Bar system serves approximately 20,000 primary basic subscribers. The Company funded its share of the purchase price for the Diamond Bar system, and currently expects to fund its share of the purchase price for the Yorba Linda acquisition, using available credit facilities. The purchase of the Yorba Linda system by the Century/Citizens Joint Venture is subject to regulatory approvals. There is no assurance that the Century/Citizens Joint Venture will obtain such approvals or that such acquisition will be completed.

ACQUISITIONS, DISPOSITIONS - CENTENNIAL

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

The Board of Directors of Centennial has determined to explore strategic alternatives available to it. In connection with this exploration, Centennial has retained the services of Donaldson, Lufkin & Jenrette.


INVESTMENTS

Australian Pay Television

Since fiscal 1994, the Company has invested, through a wholly-owned subsidiary, approximately $151,000 in the Australian Pay TV industry, including approximately $126,000 in East Coast Pay

Television Pty Limited ("ECT"). The Company's investment in ECT was effected through the acquisition by the Company of convertible debentures and ordinary shares of ECT representing a 76.2% economic interest in ECT. The Company has the right to designate five of the seven directors of ECT and to approve certain corporate transactions. The Company has also entered into long-term management agreements with ECT.

The Company also holds a 25% interest in XYZ Entertainment Pty Limited ("XYZ"), a joint venture which provides programming to ECT and other pay television services in Australia. The Company's 25% interest in XYZ is derived through the Company's joint venture with United International Holdings, Inc. ("UIH"), a leading international provider of pay television services.

ECT has certain distribution, infrastructure utilization and franchise agreements with Australis Media Limited ("Australis"), another pay television company in Australia. ECT, in light of announcements by Australis relating to Australis' deteriorating financial condition and aborted business combination with Foxtel (a competitive cable television provider in Australia), wrote down the remaining net book value of certain of its intangible assets during the three months ended November 30, 1997. As a result, the Company's consolidated financial statements reflect a writedown of approximately $17,100 relating to these intangible assets, net of a gain of approximately $4,300 related to the sale of certain of ECT's assets during the nine months ended February 28, 1998. Prior to June 1, 1997, the Company had written down $50,000 of its Australian investments.

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

The Company is currently unable to predict the ultimate resolution of these matters. At February 28, 1998, the Company's investments in the various aspects of the Australian pay television industry have been fully written-down as a result of the aforementioned write-downs of Australian assets and the Company's percentage of cumulative losses of ECT and XYZ.

STOCK PURCHASES

During the nine months ended February 28, 1998, the Company purchased 1,959,500 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $12,151 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as Treasury Shares. Subsequent to February 28, 1998, the Company has not purchased any shares in the open market. As of April 8, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

Subsequent to February 28, 1998, Centennial entered into an arrangement through which a third party has acquired 273,200 shares of Centennial's Class A Common Stock at a price of approximately

$5,289. Centennial has a right and currently intends to acquire those shares at an amount equal to the cost basis of the shares plus the carrying cost of LIBOR plus 2.75%.

During the nine months ended February 28, 1998, Centennial purchased 1,270,200 shares of Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by Centennial's Board of Directors. These shares have been accounted for as Treasury Shares. Subsequent to February 28, 1998, Centennial has not directly purchased any additional shares of common stock in the open market. As of April 8, 1998, Centennial is authorized to directly purchase 2,729,800 additional shares of Class A Common Stock in the open market after giving effect to the shares purchased to date.

The Company is currently in the process of evaluating its computer software and data bases to determine whether modifications will be required to prevent problems related to the Year 2000, including its billing and collection activities. These problems, which have been widely reported in the media, could cause malfunctions in certain software and data bases with respect to dates on or about 2000. Most of the Company's customer related computer systems and data bases are managed by third parties under contractual arrangements. The Company has requested that such third parties advise the Company as to whether or not they anticipate any difficulties for clients in addressing Year 2000 problems and, if so, whether or not the Company would be adversely affected by any such problems. Until such time as its service providers respond to the Company, the impact of Year 2000 on the Company's future operations and financial condition cannot be assessed. The Company will continue to monitor the Year 2000 issue and will work with its service providers to remedy problems that arise.

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

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' deficiency; the Company's debt structure: the competitive nature of the cable television and wireless telephone industries; risks associated with Year 2000; regulation; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders; the recovery of the Company's Australian investment; operating hazards and uninsured risks; refinancing and interest rate exposure risks; and potential for changes in accounting standards. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1997 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5.   OTHER INFORMATION -

ISSUANCE OF 8 3/8% SENIOR NOTES DUE 2007, SENIOR DISCOUNT NOTES DUE 2008 AND THE RELATED EXCHANGE OFFERING

On December 10, 1997, the Company issued 8 3/8% Senior Notes due 2007 (the "Senior Notes due 2007") in the principal amount of $100,000, which mature on December 15, 2007, pursuant to the Company's 1997 shelf registration statement. The Senior Notes due 2007 bear interest at 8 3/8% payable semiannually on June 15 and December 15 of each year commencing June 15, 1998. The Senior Notes due 2007 may not be redeemed prior to maturity.

The Senior Notes due 2007 rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the indenture under which the Senior Notes due 2007 were issued) of the Company, and will be senior in right of payment to existing and future subordinated indebtedness of the Company.

The net proceeds received by the Company from the sale of the Senior Notes due 2007 of approximately $97,234 were used to temporarily repay a portion of the long-term debt outstanding under both the CCC-I Credit Agreement and the CCC-II Credit Agreement.

On January 15, 1998, the Company issued $605,000 principal amount at maturity of Senior Discount Notes due 2008, Series A ("Senior Discount Notes") to a qualified institutional buyer under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Private Placement Offering"). The Senior Discount Notes were sold at a discount of 41.266% from the principal amount due at maturity (the "Original Issue Discount"). The Original Issue Discount began accruing on the Senior Discount Notes on January 15, 1998 and will continue accruing during the period in which the Senior Discount Notes remain outstanding. The Original Issue Discount represents an annual yield to maturity of 9.05% based on the issue price of the Senior Discount Notes. There will be no periodic payments of interest on the Senior Discount Notes. The Senior Discount Notes may not be redeemed prior to maturity and will not be entitled to the benefit of any sinking fund.

The Senior Discount Notes are senior unsecured obligations of the Company and rank pari passu in the right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and are senior in right of payment to all future subordinated indebtedness of the Company. The Senior Discount Notes are effectively subordinated to all secured indebteness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company's subsidiaries.

The net proceeds received by the Company from the sale of the Senior Discount Notes were approximately $246,106. The Company applied $96,000 of the net proceeds from the sale of the Senior Discount Notes to repay temporarily portions of the long-term debt outstanding under both the CCC-I and CCC-II credit agreements. The remainder of the net proceeds are to be used for capital expenditures, operations, acquisitions and other investments that would otherwise have been paid for under the CCC-I and CCC-II credit agreements. Further borrowings may be made under the agreements until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities, and acquisitions.

On March 2, 1998, the Company filed a registration statement with the SEC relating to the exchange of all outstanding Senior Discount Notes for Senior Discount Notes due 2008, Series B (the "Senior Discount Notes, Series B"). The terms of the Senior Discount Notes, Series B are identical in all material respects to the Senior Discount Notes, except that the Senior Discount Notes, Series B will be registered under the Securities Act of 1933, as amended, and therefore the transfer of the Senior Discount Notes, Series B will not be restricted. This registration statement became effective on March 17, 1998.

SHELF REGISTRATION

On January 7, 1998, the Company filed a shelf registration statement with the SEC for $500,000 of the Company's debt securities, augmenting the remaining $77,000 under the Company's 1997 shelf registration. The registration statement became effective on January 28, 1998. The debt securities may be issued from time to time, in series, on terms to be specified in one or more prospective supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of April 8, 1998, there was $577,000 available for issuance under this shelf registration.

LETTER OF INTENT - STRATEGIC PARTNERSHIP

On December 10, 1997 the Company and TCI Communications, Inc. ("TCI") signed a letter of intent to form a strategic partnership that would combine multiple cable systems in Southern California. TCI would contribute to the partnership cable systems serving approximately 245,000 subscribers and the Company would contribute cable systems serving approximately 500,000 subscribers. The Company would manage the newly combined markets and own approximately 75% of the partnership while TCI would own approximately 25% of the partnership. The Company and TCI have also agreed to the exchange of certain of the Company's cable systems serving approximately 90,000 subscribers in Northern California for certain of TCI's cable systems serving approximately 90,000 subscribers in Southern California (which subscribers are included in the 500,000 subscribers described above). The Company and TCI are currently involved in the due diligence process and are continuing to negotiate with respect to these transactions. These transactions are subject to the approval of the Company's and TCI's Boards of Directors, the signing of definitive agreements and to all appropriate regulatory approvals and other consents.

STOCK PURCHASES

During the nine months ended February 28, 1998, the Company purchased 1,959,500 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $12,151 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as Treasury Shares. Subsequent to February 28, 1998, the Company has not purchased any shares in the open market. As of April 8, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

Subsequent to February 28, 1998, Centennial entered into an arrangement through which a third party has acquired 273,200 shares of Centennial's Class A Common Stock at a price of approximately $5,289. Centennial has a right and currently intends to acquire those shares at an amount equal to the cost basis of the shares plus the carrying cost of LIBOR plus 2.75%.

During the nine months ended February 28, 1998, Centennial purchased 1,270,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by Centennial's Board of Directors. These shares have been accounted for as Treasury Shares. Subsequent to February 28, 1998, Centennial has not directly purchased any additional shares of common stock in the open market. As of April 8, 1998, Centennial is authorized to directly purchase 2,729,800 additional shares of Class A Common Stock in the open market after giving effect to the shares purchased to date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as part of this report.

           a)     Exhibits

                  Exhibit No.   Description

                  Exhibit 11    Statement re:  computation of per share earnings

                  Exhibit 27    Financial Data Schedule (EDGAR filing only)

                  Exhibit 99 Press Release of Centennial Cellular Corp. dated April 14, 1998

           b)     Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on December 10, 1997. The Current Report was filed with respect to a press release issued by the Company on December 9, 1997 regarding cable system trades and the formation of a partnership with TCI Communications, Inc. involving cable television systems in the San Francisco Bay Area and Southern California.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CENTURY COMMUNICATIONS CORP.

Date:  April 14, 1998

                                            /s/ Scott N. Schneider
                                            ---------------------------------
                                            Scott N. Schneider
                                            Chief Financial Officer,
                                            Senior Vice President and Treasurer
                                            (Principal Accounting Officer)