Form 10-K
period 1998-05-31
CENTURY COMMUNICATIONS CORP
filed 1998-08-27
CIK 785080

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended May 31, 1998

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

      As of August 21, 1998, there were 32,628,726 shares of Class A Common Stock outstanding and 42,322,059 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on August 21, 1998 of $27 per share, was $849,191,040.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I
Item 1.    Business ....................................................    2
Item 2.    Properties ..................................................   16
Item 3.    Legal Proceedings ...........................................   16
Item 4.    Submission of Matters to a Vote of Security Holders .........   16

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters .....................................................   19
Item 6.    Selected Financial Data .....................................   21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................   23
Item 7.A.  Quantitative and Qualitative Disclosure About Market Risk ...   36
Item 8.    Financial Statements and Supplementary Data .................   36
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .........................   37

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..........   37
Item 11.   Executive Compensation ......................................   37
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management ..................................................   37
Item 13.   Certain Relationships and Related Transactions ..............   37

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ....................................................   38
           Signatures .................................................. II-1

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

      At May 31, 1998, the Company owned and operated 72 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,333,000 homes and served a total of approximately 1,319,000 primary basic subscribers. Certain of the Company's cable systems referred to above are owned 50% by the Company and 50% by unaffiliated entities. At May 31, 1998, these systems passed approximately 618,000 homes and served approximately 326,000 primary basic subscribers.

      On December 10, 1997, the Company and TCI Communications, Inc. ("TCI") signed a letter of intent to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 245,000 customers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 500,000 customers in the area of Southern California, including approximately 90,000 subscribers to be acquired in an exchange of cable systems described below. The Company will manage the newly combined cable systems and own approximately 75 percent of the Partnership. See "The Cable Television Systems."

      The Company has a common stock interest of approximately 34% and, through ownership of shares of a class of Common Stock which has disproportionate votes per share (15 votes per share), a voting interest in Centennial Cellular Corp. ("Centennial" or "Centennial Cellular") of approximately 74%. See "Wireless Telephone." Solely as a result of the Company's controlling interest in the voting power of Centennial, the operations of Centennial are consolidated with those of the Company. Centennial is engaged in the ownership and operation of wireless telephone systems, primarily in four geographic areas in the United States and Puerto Rico. The Company also currently provides management services to Centennial pursuant to a services agreement (the "Services Agreement").

      On July 2, 1998, Centennial and CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P., a Delaware limited partnership ("WCAS VIII"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Acquisition with and into Centennial (the "Merger"). Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger. See "Wireless Telephone." Pursuant to the Stockholder Agreement, dated July 2, 1998 with Acquisition ("Stockholder Agreement"), the Company has agreed to terminate the Services Agreement as of the effective time of the Merger.

      The Company also has interests in businesses in the pay television industry in Australia. On July 9, 1998, the Company and United International Holdings, Inc. ("UIH") entered into an agreement pursuant to which UIH's UIH Asia/Pacific Communications Inc. unit ("UAP") agreed to acquire the Company's 25% ownership interest in XYZ Entertainment Pty, Ltd. ("XYZ") for approximately $24.6 million. Approximately 95% of the sales price will be payable in the form of UIH Series B Convertible Preferred Stock which is convertible into UIH Class A stock at a conversion price of $21.25 per share.

      Also on July 9, 1998, East Coast Pay Television Pty Limited ("ECT"), the Company's Australian pay television subsidiary, agreed to sell substantially all of its assets to Austar Entertainment Pty Ltd. ("Austar"), a wholly-owned subsidiary of UAP, for approximately $6.1 million in the form of Austar preferred stock. See "Australian Pay Television."

      The sale of these Australian assets are contingent, among other things, upon the receipt of all appropriate regulatory and other customary approvals. See "Australian Pay Television."

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

      See "Business - Regulation and Legislation - Federal Regulation" and "Business - Regulation and Legislation - Rates."

Development of Cable Television Systems

      The following table indicates the growth of the Company's cable television systems since May 31, 1994:

                                                           May 31,
                                 -------------------------------------------------------------
                                   1998         1997         1996         1995         1994
                                 -------------------------------------------------------------
Homes passed by cable            2,333,000    2,245,000    2,060,000    1,790,000    1,675,000

Primary basic subscribers        1,319,000    1,273,000    1,250,000    1,100,000      945,000

Primary basic subscribers as a
percentage of homes passed            56.5%        56.7%        60.7%        61.4%        56.4%

      Management's estimate of homes passed in franchise areas is based on local sources believed to be reliable, such as city directories, chambers of commerce, public utilities, estimates of public officials and, where available, actual house counts.

The Cable Television Systems

      At May 31, 1998, the Company had 72 cable television systems in 25 states and Puerto Rico, with the largest concentrations of subscribers in its systems in Southern California, Puerto Rico and Colorado Springs, Colorado. At such date, substantially all of the Company's cable television systems were wholly owned by the Company. The balance of the Company's systems, including systems serving Brunswick, Georgia; Owensboro, Kentucky; Wauwatosa, Wisconsin; Diamond Bar, Yorba Linda/Orange County Glendora, Chino and Chino Hills, California; and greater San Juan, Puerto Rico were owned through certain joint ventures between the Company and third parties, thereby giving the Company a 50% ownership in such systems.

      The Company owns four of its systems in certain areas of Southern California serving approximately 90,200 primary basic subscribers at May 31, 1998 through a joint venture with Citizens Utilities Company ("Citizens Utilities") in which each owns 50% (the "Century/Citizens Joint Venture"). On October 15, 1997, the Century/Citizens Joint Venture acquired a cable television system located in Diamond Bar, California serving approximately 20,000 primary basic subscribers for a purchase price of approximately $33.55 million. On April 30, 1998, the Century/Citizens Joint Venture acquired, for a purchase price of approximately $34.89 million, a cable television system located in Yorba Linda/Orange County, California which serves approximately 17,500 primary basic subscribers.

      In August 1998, the Company entered into an agreement to acquire a cable television system which serves approximately 19,000 primary basic subscribers in Moreno Valley and Riverside County, California. The purchase price for this system is approximately $33 million. The Company currently expects to fund the acquisition using available credit facilities. The purchase of this system by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisition will be consummated.

      On December 10, 1997, the Company and TCI Communications, Inc. ("TCI") signed a letter of intent to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 245,000 customers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 500,000 customers in the area of Southern California, including approximately 90,000 subscribers to be acquired in an exchange of cable systems described below. The Company will manage the newly combined cable systems and own approximately 75 percent of the Partnership.

      The Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in Northern California for certain cable systems owned by TCI in Southern California, allowing each of them to unify operations in existing service areas. TCI will exchange its East San Fernando Valley cable system serving approximately 90,000 subscribers for the Company's Northern California cable systems, serving approximately 90,000 subscribers in the communities of San Pablo, Benicia, Fairfield and Rohnert Park, California.

      The Company and TCI are currently involved in the due diligence process and are continuing to negotiate with respect to these transactions. These transactions are subject to the signing of definitive agreements and to all appropriate regulatory and other approvals. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

      For information regarding common officers and directorships between the Company and Citizens Utilities, see Item 4. "Executive Officers of the Company."

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

      Most of the Company's systems have a capacity of at least 35 channels and all are fully built, except for upgrading, rebuilding and extension of certain systems and continuing construction of cable plant in certain systems to accommodate growth within the Company's franchise areas. As of May 31, 1998, all or certain portions of 45 of the Company's systems, serving an aggregate of approximately 1,155,000 primary basic subscribers, were equipped with addressable decoding converters, which permit the Company to adjust service received by a subscriber without making a service call and serve as a computerized method of controlling the signals decoded and received by subscribers. Such converters also facilitate the Company's ability to sell optional pay-per-view programming.

Franchises

      The Company's cable television systems operate pursuant to non-exclusive franchises issued by governmental authorities. In many cases, a system passes homes in more than one governmental subdivision and, occasionally, more than one state. Generally, under the terms of the Company's franchises, a franchise fee (ranging up to 5% of revenues of the cable system) is payable to the governmental authority. As of May 31, 1998, the Company held 376 franchises with unexpired terms ranging from under one year to over 15 years. These franchises typically contain many conditions, such as standards of service, including number of channels and provision of free service to schools and certain other public institutions, time requirements on commencement and completion of construction, and the maintenance of insurance and indemnity bonds. State and local franchises are in certain respects subject to the requirements of federal regulation under the Cable Communications Policy Act of 1984, the 1992 Cable Act and the 1996 Act. See "Business - Regulation and Legislation - Federal Regulation."

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

      The franchise for the City of Santa Monica, California, serving approximately 24,900 primary basic subscribers as of May 31, 1998, was terminated by the City of Santa Monica effective December 13, 1987, due to alleged violations of the local ordinance with respect to the transfer of the franchise to the Company prior to approval from the local authority. The parties are currently negotiating the terms of a new franchise agreement and the Company anticipates concluding an acceptable franchise agreement with the local authority.

Programming Suppliers

      The Company provides cable network programming to its subscribers pursuant to contracts with program suppliers. The Company generally pays program suppliers a monthly fee per subscriber. The costs to the Company to provide cable programming have increased in recent years and are expected to continue to increase as a result of additional programming being provided to subscribers, increased consumer identification with certain programming permitting suppliers of such programming to charge increased fees, inflationary increases and other factors. See "Business - Regulation and Legislation - Carriage of Broadcast Television Signals."

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

      Cable Modem Services. The Company is presently in the initial deployment stage of high-speed cable modem services. Cable modems are capable of providing access to online information at much faster speeds than conventional modems. On May 1, 1998, the Company entered into an agreement with @Home Network ("@Home"), a provider of high-speed internet services via cable infrastructure, to deliver high-speed internet services in certain of the Company's markets. The agreement has a term of six years and contains mutual exclusivity provisions relating to the provision of high-speed internet services in the Company's systems. In connection with the agreement, the Company will receive a warrant to purchase 2,630,000 shares of @Home's Series A Common Stock at an exercise price equal to $10.50 per share, subject to adjustment. The warrant will vest on a schedule based upon the commercial deployment of the @Home services by the Company. To date, the Company has not received the above-referenced warrant.

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

      The FCC has implemented regulations to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite-delivered cable programming at competitive costs. The 1996 Act and FCC regulations implementing the 1996 Act preempt certain local restrictions on the use of home satellite dishes and roof-top antennae to receive satellite programming and over-the-air broadcasting services. See "Business - Regulation and Legislation."

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

Wireless Telephone

      The Company has a common stock interest in Centennial (as described below), which is primarily engaged in the ownership and operation of wireless telephone systems in the United States and Puerto Rico. On July 2, 1998, Centennial and Acquisition entered into the Merger Agreement providing for the Merger of Acquisition with and into Centennial. Centennial will continue as the Surviving Corporation in the Merger.

      Subject to proration, pursuant to the Merger Agreement, outstanding Class A Common Stock of Centennial will be converted into the right to receive $43.50 per share in cash or to retain up to 7.1% of the common stock of the Surviving Corporation outstanding after the Merger. Class B Common Stock of Centennial will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of shares of Class A Common Stock elected to be retained by Centennial's existing stockholders is less than 7.1% of the shares outstanding after the Merger, then a number of shares of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into shares of Class A Common Stock and retained. All outstanding Convertible Redeemable Preferred Stock of Centennial and Second Series Convertible Redeemable Preferred Stock of Centennial will be converted into the right to receive $43.50 per share in cash on an as converted basis.

      Because 7.1% of the shares outstanding immediately after the effective time of the Merger (the "Effective Time") must be retained by such existing stockholders of Centennial in the Merger, stockholders who do not elect to retain any shares may, due to proration, be required to retain some Common Stock of Centennial. In addition, stockholders who elect to retain shares may, due to proration, retain Common Stock of Centennial and receive cash in amounts which vary from the amounts such holders elected.

      In connection with the execution of the Merger Agreement, the Company, Centennial's principal stockholder, entered into a Stockholder Agreement, dated July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, the Company, which has an approximate 34% Common Stock interest and, through ownership of Centennial's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in Centennial at May 31, 1998, agreed to vote its shares in favor of the approval and adoption of the Merger Agreement. Because the Company agreed to approve the Merger by written consent, consummation of the Merger does not require approval by a majority of Centennial's stockholders who are not affiliated with Centennial or Acquisition. Pursuant to the Stockholder Agreement with Acquisition, the Company has agreed to terminate the Services Agreement as of the effective time of the Merger.

      The consummation of the Merger is subject to certain conditions, including, without limitation, Centennial obtaining a final order from the Federal Communications Commission (the "FCC") approving the transfer of control of the Company to WCAS VIII and its affiliates, the expiration of antitrust regulatory waiting periods and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement.

      Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event Centennial or Acquisition shall have terminated the Merger Agreement as a result of either Centennial entering into a definitive written agreement with respect to any merger, consolidation or other business combination, tender or exchange offer, recapitalization transaction, asset or stock purchase or other similar transaction with a third party (an "Acquisition Transaction") or the Board of Directors of Centennial having withdrawn, modified or amended in any manner adverse to Acquisition its approval or recommendation of the Merger Agreement or approved, recommended or endorsed any proposal for an Acquisition Transaction, then Centennial shall reimburse Acquisition for documented fees and expenses (subject to a maximum of $25.0 million) and pay Acquisition a termination fee of $40 million.

      In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of Centennial in the aggregate amount of approximately $1.6 billion in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150 million aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350 million of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above and related fees and expenses. Additionally, pursuant to the Merger Agreement, Centennial has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). As a condition to the closing of the Merger, Centennial must consummate the Debt Offers prior to the closing date of the Merger. There can be no assurance that Acquisition will receive the funding referred to above or, if it does receive such funding, there can be no assurance as to the timing or terms thereof. Additionally, there can be no assurance that the Debt Offers will be consummated. Finally, in the event that Acquisition must seek alternative financing to consummate the Merger, there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments.

      The Company owns 8,561,819 shares of Class B Common Stock of Centennial. The Company also owns 3,978 shares of Second Series Convertible Redeemable Preferred Stock of Centennial. If such Class B Common Stock and Second Series Convertible Redeemable Preferred Stock are fully exchanged for cash, the Company would receive an aggregate consideration of approximately $377,473,000 as a result of the conversion into cash. The Company anticipates recording a net gain upon the disposition of Centennial of approximately $220 million during fiscal 1999, net of income taxes and the Company's share of estimated losses through the date of disposition. The Company's share of the estimated losses is not expected to be material. When the Centennial disposition is completed, the Company expects to reduce its valuation allowance applied against its deferred tax assets by approximately $80 million to $90 million.

Australian Pay Television

      The Company also had interests in businesses in the pay television industry in Australia. On July 9, 1998, the Company and UIH entered into an agreement pursuant to which UIH's UAP unit agreed to acquire the Company's 25% ownership interest in XYZ for approximately $24.6 million. Approximately 95% of the sales price will be payable in the form of UIH Series B Convertible Preferred Stock which is convertible into UIH Class A stock at a conversion price of $21.25 per share.

      Also on July 9, 1998, ECT agreed to sell substantially all of its assets to Austar for approximately $6.1 million in the form of Austar preferred stock. ECT will utilize the $6.1 million proceeds and its other current assets of approximately $5 million to liquidate its current liabilities, which approximate $25 million.

      The Company anticipates recording an immaterial gain as a result of the sale of its Australian assets. The sale of these Australian assets are contingent, among other things, upon the receipt of all appropriate regulatory and other customary approvals.

                           Regulation and Legislation

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

      Pole Attachments. The FCC currently regulates the rates, terms and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate such rates, terms and conditions. Under the 1996 Act, investor-owned utilities must make poles and conduits available to cable systems under delineated terms. Electric utilities are given the right to deny access to particular poles on a nondiscriminatory basis for lack of capacity, safety, reliability, and generally accepted engineering reasons. The current method for determining attachment rates charged by telephone and utility companies will continue for five years from the date of the enactment of the statute. Pursuant to the 1996 Act, the FCC has established a new formula for the rental rate for poles used by cable operators who provide "telecommunications services" which will result in higher pole rental rates for such cable operators. Any increases pursuant to this formula may not begin for five years from the date of the enactment of the statute and will be phased-in in equal increments over the next five years. This new FCC formula does not apply in states which certify they regulate pole rents, nor will it apply to cable operators who provide only traditional cable services.

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

                                    Employees

      At May 31, 1998, the Company had approximately 4,211 employees (of which approximately 1,490 were employees of Centennial). Certain of the employees of 12 of its cable systems, including three of its largest systems, are represented by unions. The Company considers its relations with its employees to be good.

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

      As of May 31, 1998, the Company leases approximately 35,000 square feet of office space at 50 Locust Avenue, New Canaan, Connecticut, where it has its corporate headquarters, pursuant to a lease which expires December 31, 2004 and provides for two five-year renewal terms. The monthly rental payments pursuant to the lease are approximately $68,000.

      With respect to the property owned by the Company, the Company is of the opinion that it has generally satisfactory title to such properties used in its business, subject to the liens for current taxes and liens incident to minor encumbrances. In addition, the Company considers the properties owned and leased by it to be suitable and adequate for the conduct of its business operations in the future.

ITEM 3. Legal Proceedings.

      There were no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a part of or to which any of their property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company's shareholders during the fiscal quarter ended May 31, 1998.

                                      * * *

                        Executive Officers of the Company

      The names, ages and positions of all the executive officers of the Company as of May 31, 1998 are listed below along with their business experience during the past five years. Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected and, except as otherwise indicated below, there are no family relationships between any executive officers or any directors of the Company.

      LEONARD TOW, 70, has been Chairman of the Board of the Company since October 1989, a director of the Company since 1973 and has been the Chief Executive Officer of the Company since its incorporation and of Century-Texas since its organization in 1973 through December 1985. He was Chief Financial Officer of the Company until December 1996. He also served as President and Chief Operating Officer of the Company from the date of its incorporation to October 1989, and in both of said capacities for Century Texas from its organization in 1973 through December 1985. Mr. Tow has been active in the cable television industry for more than 30 years. He has also served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Citizens Utilities, 1.98% of the stock of which is owned by the Company since June 1990, as Chief Executive Officer of Citizens Utilities since July 1, 1990, and as a director of Citizens Utilities since April 1989. Mr. Tow holds a Ph.D. from Columbia University and is the husband of Claire L. Tow.

      BERNARD P. GALLAGHER, 51, has been a director of the Company since October 1990 and has been President and Chief Operating Officer of the Company since October 1989. Mr. Gallagher has also been Chairman of the Board and Chief Executive Officer of Centennial since August 1991 and has been a director of Centennial since March 1991. From February 1990 to August 1991, Mr. Gallagher was President and Chief Operating Officer of Centennial. From 1979 to October 1989, Mr. Gallagher served in various financial and executive capacities at Comcast Corporation, a cable television and cellular telephone company, and its subsidiaries, including Vice President and Treasurer from November 1984 to October 1989.

      MICHAEL G. HARRIS, 52, has been a director of the Company since October 1997 and has been Senior Vice President - Engineering; and Chief Engineering Officer of the Company since June 1991. Mr. Harris has also been Senior Vice President, Engineering; and Chief Engineering Officer of Centennial Cellular since August 1991.

      SCOTT N. SCHNEIDER, 40, has been a director of the Company since October 1994. Mr. Schneider has been Chief Financial Officer of the Company since December 1996, Senior Vice President and Treasurer of the Company since June 1991, and has been an Assistant Secretary of the Company since October 1986. He was a Vice President of the Company from October 1986 to June 25, 1991 and was Controller of the Company from December 1985 to June 25, 1991. He was Controller of Century-Texas from December 1982 to December 1985. Mr. Schneider has also been a director and Senior Vice President, Chief Financial Officer and Treasurer of Centennial since August 1991. He was a Vice President and Controller of Centennial from the date of its incorporation in 1988 to August 1991.

      DANIEL E. GOLD, 62, was a director of the Company from October 1997 until July 27, 1998 and was a Senior Vice President of the Company and President of the Century Cable Television Division of the Company from February 1995 until July 27, 1998. From July 1994 to January 1995, he was Chief Executive Officer of the American Society of Composers, Authors and Publishers. Mr. Gold was Senior Vice President, Operations, of the Century Cable Television Division of the Company from 1991 to June 1994.

      CLAIRE L. TOW, 67, has been a director of the Company since 1988, a Senior Vice President of the Company since August 1992 and was Vice President of the Company from February 1988 to August 1992. She has been involved in the operations of the Company since its incorporation in December 1985 and with Century-Texas since its incorporation. Mrs. Tow has served as a director of Citizens since June 1993. Mrs. Tow is the wife of Leonard Tow.

      DAVID Z. ROSENSWEIG, 72, has been a director and the Secretary of the Company since its incorporation in December 1985 and of Century-Texas from 1982 to December 1985. Mr. Rosensweig has also been a director and Secretary of Centennial since its incorporation in 1988. He has been a member of the New York law firm of Leavy Rosensweig & Hyman since May 1987, which acts as general counsel to the Company and Centennial.

      ROBERT J. LARSON, 39, has been Vice President - Controller of the Company since October 1994, was Controller of the Company from June 26, 1991 to 1994 and was Assistant Controller from 1989 to June 25, 1991. Mr. Larson has been Vice President - Accounting and Administration of Centennial since March 1995 and was Vice President - Controller of Centennial from October 1994 to March 1995, Controller of Centennial from 1990 to October 1994, and was Assistant Controller of Centennial from 1989 to 1990. Prior to joining the Company and Centennial, Mr. Larson was a manager with Touche Ross & Co., a predecessor firm of Deloitte & Touche LLP.

      CLIFFORD A. BAIL, 43, has been Vice President-Legal Affairs and Corporate Counsel of the Company since January 1997. Mr. Bail has also been Vice President
- Legal Affairs and Corporate Counsel of Centennial since January 1997. From 1992 to 1996, Mr. Bail was a member of the law firm of Leavy Rosensweig & Hyman, which acts as general counsel to the Company and Centennial.

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

                                                  High                 Low
                                                  ----                 ---
      1996
      First Quarter..............                 10 1/8              7 1/2
      Second Quarter.............                 10 1/8              8 1/4
      Third Quarter..............                  8 7/8              6 1/8
      Fourth Quarter.............                  7 5/8              5 1/8

      1997
      First Quarter..............                  6 1/4              3 7/8
      Second Quarter.............                  7 1/8              3 5/8
      Third Quarter .............               7  11/16              5 1/8
      Fourth Quarter.............                  9 7/8                  7

      1998
      First Quarter..............                     13            8 15/16
      Second Quarter.............                     20             12 3/8
      Third Quarter (through August 21)           28 1/8             17 7/8

      On August 21, 1998, the last sale price of the Class A Common Stock, as reported on Nasdaq, was $27 per share. At August 21, 1998, there were approximately 916 holders of record of shares of Class A Common Stock and 3 holders of record of shares of Class B Common Stock.

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

ITEM 6. Selected Financial Data.

      The selected consolidated financial data set forth below for the five years ended May 31, 1998 have been derived from the Company's audited consolidated financial statements. Amounts have been reclassified where applicable, to reflect the discontinued operations of Centennial Cellular Corp. and the Company's Australian operations. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                     Year ended May 31,
                                                     ------------------
                                  1998         1997         1996         1995         1994
                               ---------    ---------    ---------    ---------    ---------
                                      (Dollars in thousands except per share amounts)
Statement of Operations Data
Revenues                       $ 484,736    $ 459,646    $ 368,669    $ 331,439    $ 318,456
                               ---------    ---------    ---------    ---------    ---------
Cost of services                 103,932      100,789       82,274       81,521       69,711
Selling, general and
  administrative                 122,307      111,467       85,591       84,326       64,578
Regulatory restructuring
  charge                              --           --           --        4,000           --
Depreciation and
  amortization                   154,029      159,547      124,436      106,289      103,644
                               ---------    ---------    ---------    ---------    ---------
                                 380,268      371,803      292,301      276,136      237,933
                               ---------    ---------    ---------    ---------    ---------
Operating income                 104,468       87,843       76,368       55,303       80,523
Interest expense                 172,608      157,730      143,030      115,644      100,658
Other (income) expense            (1,533)         171          550        2,400           --
                               ---------    ---------    ---------    ---------    ---------
Loss from continuing
  operations before
  income tax benefit
  minority interest and
  extraordinary item             (66,607)     (70,058)     (67,212)     (62,741)     (20,135)
Income tax benefit                  (624)     (23,363)     (22,730)       6,395        6,147
                               ---------    ---------    ---------    ---------    ---------
Loss from continuing
  operations before
  minority interest
  and extraordinary item         (65,983)     (46,695)     (44,482)     (69,136)     (26,282)
Minority interest in income
  of subsidiaries                (11,899)      (7,170)      (2,701)      (1,486)        (925)
                               ---------    ---------    ---------    ---------    ---------
Loss from continuing
  operations                     (77,882)     (53,865)     (47,183)     (70,622)     (27,207)
Loss from discontinued
  operations                     (43,089)     (80,428)     (54,934)     (12,003)     (14,720)
                               ---------    ---------    ---------    ---------    ---------
Loss before extraordinary
  item                          (120,971)    (134,293)    (102,117)     (82,625)     (41,927)
  Extraordinary item-loss on
    early retirement of
    debt, net                         --       (7,582)          --           --           --
                               ---------    ---------    ---------    ---------    ---------
Net loss                       $(120,971)   $(141,875)   $(102,117)   $ (82,625)   $ (41,927)
                               =========    =========    =========    =========    =========
Dividend on discontinued
  subsidiary convertible
  redeemable preferred
  stock                        $   5,225    $   4,850    $   4,256    $   4,419    $   5,838
                               =========    =========    =========    =========    =========
Net loss applicable to
  common shares                $(126,196)   $(146,725)   $(106,373)   $ (87,044)   $ (47,765)
                               =========    =========    =========    =========    =========
Loss per common share:

Loss from continuing
  operations                   $   (1.11)   $    (.78)   $    (.70)   $    (.87)   $    (.37)

                                                     Year ended May 31,
                                                     ------------------
                                  1998            1997          1996            1995          1994
                               -----------    -----------    -----------    -----------    -----------
                                      (Dollars in thousands except per share amounts)
Statement of Operations Data
Loss from discontinued
  operations                           .58          (1.08)          (.74)          (.14)          (.16)
                               -----------    -----------    -----------    -----------    -----------

  Loss before extraordinary
   item                              (1.69)         (1.86)         (1.44)         (1.01)         (0.53)
  Extraordinary item                    --          (0.10)            --             --             --
                               -----------    -----------    -----------    -----------    -----------
  Net loss                     $     (1.69)   $     (1.96)   $     (1.44)   $     (1.01)   $     (0.53)
                               ===========    ===========    ===========    ===========    ===========
Weighted average number of
  common shares outstanding
  during the period             74,770,000     74,675,000     73,748,000     86,277,000     89,381,000
                               ===========    ===========    ===========    ===========    ===========

Balance Sheet Data
Total assets                   $ 1,515,182    $ 2,154,231    $ 2,234,909    $ 2,004,417    $ 1,350,426

Long-term debt                   2,009,052      2,186,981      2,081,611      1,741,143      1,270,989
Common stockholders'
  deficiency                      (725,252)      (598,643)      (448,013)      (351,645)      (243,628)

      Included in Net Assets of Discontinued Operations at May 31, 1998 were total assets of $869,415, long term debt of $510,000 and Common stockholders' deficiency of $112,441.

      See Note 4 of the consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (dollar amounts in thousands except subscriber, and share data)

The Company is primarily engaged in the ownership and operation of cable television systems and earns its revenues primarily from subscriber fees. At May 31, 1998, the Company owned and operated 72 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,333,000 homes and served a total of approximately 1,319,000 primary basic subscribers. Certain of the Company's cable systems referred to above are owned 50% by the Company and 50% by unaffiliated entities. At May 31, 1998, these systems passed approximately 618,000 homes and served approximately 326,000 primary basic subscribers.

Centennial Cellular Corp. and the Company's Australian Operations, including ECT, are presented as discontinued operations within the Company's consolidated financial statements (See Note 2 to the Company's consolidated financial statements). Accordingly, the consolidated statements of operations reflect their operating results as discontinued operations for each of the three years ended May 31, 1998 and the consolidated balance sheet at May 31, 1998 segregates the net assets of these discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only.

Certain of the Company's cable television systems are subject to rate regulation which has negatively affected the Company's business. The Company has implemented new rate and service offerings which give subscribers the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price.

Pursuant to the FCC's second revision to its rate formula, the Company experienced a further decrease in the regulated portion of its services beginning in fiscal 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline has been offset, in part, by allowable rate increases. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel services and so called "external costs" as delineated in the rules. The bulk of such price adjustments became effective during the first quarter of fiscal years 1996, 1997 and 1998.

On February 8, 1996, "The Telecommunications Act of 1996" (the "Act") was enacted into law. The law alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act deregulates (except for basic service) cable service rates over a three year period.

Fiscal Years Ended May 31, 1998 and May 31, 1997

Revenue from cable television operations increased by $25,090 or 5.5%, over the corresponding year ended May 31, 1997, principally as a result of acquisitions, subscription price increases and increases in the number of cable television subscriptions. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended May 31, 1998 were approximately 1,296,000, as compared to approximately 1,255,000 for the twelve-month period ended May 31, 1997, an increase of 3.3%. Acquisitions accounted for approximately 35.6% of the increase in basic subscribers. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $39.51 during the twelve months ended May 31, 1998, as compared to approximately $38.57 during the comparable prior twelve month period, an increase of 2.4%.

Cost of services of the cable television operations increased by $3,143, or 3.1%, while selling, general and administrative expenses increased by $10,840, or 9.7%. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. In addition, the Company undertook the transfer of customer service operations to a national call center effecting approximately 400,000 subscribers in the current fiscal year. The costs of training, establishing the call center workforce and other transition related costs were expensed during the current fiscal year. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its business continues.

Depreciation and amortization of the Company's cable television operations decreased by $5,518, or 3.5% below the year ended May 31, 1997. This decrease is primarily due to property, plant and equipment write-offs during fiscal 1997.

As a result of the factors noted above, operating income was $104,468, an increase of $16,625, or 18.9% above the year ended May 31, 1997.

Interest expense of the Company's cable television operations for the year ended May 31, 1998 increased by $14,878, or 9.4% as compared with the year ended May 31, 1997, principally as a result of increased borrowings. For the year ended May 31, 1998, the average debt outstanding of the cable segment was approximately $1,871,000 or $144,000 above the average outstanding debt balance of $1,727,000 during the year ended May 31, 1997. The Company's weighted average interest rate was approximately 9.2% in both of the years ended May 31, 1998 and 1997.

After income attributable to minority interests in subsidiaries for the year ended May 31, 1998, a pretax loss of $78,506 was incurred, as compared to a pretax loss, before extraordinary item of $77,228 for the year ended May 31, 1997. The income tax benefit of $624 for the year ended May 31, 1998 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature. During the current fiscal year, the Company began recording limited tax benefits resulting from operating losses.

The loss from continuing operations for the year ended May 31, 1998 of $77,882 represents an increase of $24,017 from the loss of $53,865 for the year ended May 31, 1997. The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems generate sufficient earnings to offset the associated costs of acquisitions and operations.

Fiscal Years Ended May 31, 1997 and May 31, 1996

Revenue from cable television operations increased by $90,977 or 24.7%, over the corresponding year ended May 31, 1996 as a result of regulated price increases, increases in the number of cable television subscribers and acquisitions. Acquisitions of cable television systems accounted for $54,846 of the increase or 60.3%. Average primary basic cable television subscribers ("Basic Subscribers") for the year ended May 31, 1997 were approximately 1,255,000 as compared to approximately 1,088,000 Basic Subscribers for the year ended May 31, 1996, an increase of 15.3%. The impact of acquisitions of cable television systems accounted for 95.7% of the increase. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $38.57 during the year ended May 31, 1997, as compared to approximately $34.84 during the year ended May 31, 1996, an increase of 10.7%.

Cost of services of the cable television operations increased by $18,515 or 22.5%, while selling, general and administrative expenses of the Company's cable television operations increased by $25,876 or 30.2%. The Company's cable television acquisitions accounted for $11,849 or 64.0% of the $18,515 increase in cost of services and $14,948 or 57.8% of the $25,876 increase in selling, general and administrative expense. As a result, before giving effect to increased costs associated with acquisitions, costs of services and selling, general and administrative expenses increased by $6,666 and $10,928, respectively, during the year ended May 31, 1997. The principal reason for the increase in these costs was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its business continues.

Depreciation and amortization for the year ended May 31, 1997 increased by $35,111 or 28.2% over the year ended May 31, 1996, of which $30,069 was attributable to cable television acquisitions. The Company's operating income was $87,843, an increase of $11,475 or 15.0% over the year ended May 31, 1996.

Interest expense for the year ended May 31, 1997 increased by $14,700 or 10.3% as compared with the year ended May 31, 1996. Interest expense rose as a result of higher average debt levels. For the year ended May 31, 1997, the average debt outstanding was approximately $1,727,000 or $323,000 above the average outstanding debt balance of $1,404,000 during the year ended May 31, 1996. The increase in expense was partially offset by a decline in interest rates. The Company's weighted average interest rate excluding borrowings of Centennial, the Australian investments and the Company's 50% owned joint ventures was approximately 9.2% in the year ended May 31, 1997 as compared to approximately 10.2% in the year ended May 31, 1996. In addition, the Company increased the proportion of floating rate bank debt in its capital structure. Short-term interest rates of the Company's variable rate bank credit agreement increased from 6.7% at May 31, 1996 to 7.3% at May 31, 1997.

After income attributable to minority interests in subsidiaries for the year ended May 31, 1997, a pretax loss, before extraordinary item of $77,228 was incurred, as compared to a pretax loss of $69,913 for the year ended May 31, 1996. The income tax benefit of $23,363 for the year ended May 31, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature.

The loss from continuing operations for the year ended May 31, 1997 of $53,865 represents an increase of $6,682 from the loss of $47,183 for the year ended May 31, 1996. Included in the consolidated net loss for the fiscal year ended May 31, 1997 is an extraordinary loss (net of tax benefit of $5,379) of $7,582 related to the early retirement of debt. Such amount represents the accelerated write-off of deferred financing costs and call premiums paid related to the Company's 11 7/8% Senior Subordinated Debentures Due 2003 which Debentures were redeemed on April 15, 1997 (See Liquidity and Capital Resources).

Liquidity and Capital Resources (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. Since the Company's business is capital intensive, the Company must continue to seek various sources of financing to meet its needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities.

In addition to an aggregate of $1,823,000 in public debt instruments of the Company, certain subsidiaries have entered into additional credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,255,000 of potential borrowing capacity for cable operations. At May 31, 1998, approximately $206,000 of that aggregate availability has been drawn.

The Company's internally-generated cash, along with third party financing, primarily bank borrowings and the issuance of debt securities to the public, have enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with expanded bank lines of credit, through the issuance of debt securities in the public market and through private institutions as well as internally generated cash flow. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future. Certain of the debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of additional indebtedness.

During the year ended May 31, 1998, the Company made capital expenditures of $113,222. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $120,000 for cable television capital expenditures in fiscal 1999. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the year ended May 31, 1998, earnings were less than fixed charges by $71,832. However, such amount reflects non-cash charges totaling $159,254, consisting of depreciation and amortization and subsidiary preferred stock dividends. Historically, cash generated from operating activities has exceeded fixed charges.

Based upon current market conditions, the Company expects that cash flows from operations, the sale of Centennial and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

Financing and Capital Formation

On July 2, 1998, Centennial and CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Acquisition with and into Centennial (the "Merger"). Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger.

The Company owns 8,561,819 shares of Class B Common Stock of Centennial. The Company also owns 3,978 shares of Second Series Convertible Redeemable Preferred Stock of Centennial. If such Class B Common Stock and Second Series Convertible Redeemable Preferred Stock are fully exchanged for cash, the Company would receive an aggregate consideration of approximately $377,473 as a result of the conversion into cash. The Company anticipates recording a net gain in relation to the disposition of Centennial of approximately $220,000 during fiscal 1999, net of income taxes and the Company's share of estimated losses through the date of disposition. The Company's share of the estimated losses is not expected to be material. When the Centennial disposition is completed, the Company expects to reduce its valuation allowance applied against its deferred tax assets by approximately $80,000 to $90,000 (See "Discontinued Operations" section following).

On January 7, 1998, the Company filed a shelf registration statement with the SEC for $500,000 of the Company's debt securities, augmenting the remaining $77,000 under the Company's 1997 shelf registration. The registration statement became effective on January 28, 1998. The debt securities may be issued from time to time, in series, on terms to be specified in one or more prospective supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of August 21, 1998, there was $577,000 available for issuance under this shelf registration.

On January 15, 1998, the Company issued $605,000 principal amount at maturity of Senior Discount Notes due 2008, Series A ("Senior Discount Notes") to a qualified institutional buyer under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Private Placement Offering"). The Senior Discount Notes were sold at a discount of 41.266% from the principal amount due at maturity (the "Original Issue Discount"). The Original Issue Discount began accruing on the Senior Discount Notes on January 15, 1998 and will continue accruing during the period in which the Senior Discount Notes remain outstanding. The Original Issue Discount represents an annual yield to maturity of 9.05% based on the issue price of the Senior Discount Notes. There will be no periodic payments of interest on the Senior Discount Notes. The Senior Discount Notes are senior unsecured obligations of the Company, and will not be entitled to the benefit of any sinking fund.

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

On March 2, 1998, the Company filed a registration statement with the SEC relating to the exchange of all outstanding Senior Discount Notes for Senior Discount Notes due 2008, Series B (the "Senior Discount Notes, Series B"). The terms of the Senior Discount Notes, Series B are identical in all material respects to the Senior Discount Notes, except that the Senior Discount Notes, Series B are registered under the Securities Act of 1933, as amended, and therefore the transfer of the Senior Discount Notes, Series B is not restricted. This registration statement became effective on March 17, 1998.

During the year ended May 31, 1998, excluding the issuance of the Senior Discount Notes, Series B, the Company issued an aggregate of $425,000 of public debt securities in three separate offerings. The net proceeds received by the Company from these issuances of $410,449 were used by the Company to repay temporarily the long-term debt outstanding under the Company's CCC-I and CCC-II credit agreements.

At May 31, 1998, the Company's public debt securities of approximately $1,823,000 in the aggregate, have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 2 1/4 to 19 1/2 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company have four credit facilities with $1,155,000 of total potential credit availability at May 31, 1998, of which $106,000 was outstanding. The interest rates payable on borrowings under the respective credit facilities are as follows:

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

      At the election of Citizens Century Cable Television Venture ("CCCTV"), either the Base Rate, or the Eurodollar Rate, plus the applicable margin (as defined in the agreement).

      At the election of Century Venture Corp. ("CVC"), (a) the "C/D Base Rate" plus an applicable margin, as defined or (b) the "Eurodollar Base Rate" plus an applicable margin, as defined or (c) the ABR Rate, as defined.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company entered into a five-year interest rate hedge agreement during October 1997 in relation to certain of its fixed rate debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S. dollar six month LIBOR or the U.S. dollar six month LIBOR set in arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six month LIBOR is set at or below 4.75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone.

The subsidiaries' credit facilities and the Company's public debt instruments, among other things, require the maintenance of certain financial and operating covenants, restrict the use of proceeds from such borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees.

At May 31, 1998, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

Acquisitions - Cable Television

On March 2, 1993, a joint venture in which the Company and Citizens have a 50% interest ("the Century/Citizens Joint Venture") entered into agreements to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems was $92,900, subject to adjustment. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 21,000 primary basic subscribers was completed. The purchase price of approximately $51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally.

On May 31, 1996, the Company acquired the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of approximately $287,600. Funds for this acquisition were provided by an existing bank credit facility. At May 31, 1996, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers.

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which serve an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to the Century/Citizens Joint Venture. These systems are primarily located in Yorba Linda/Orange County and Diamond Bar, California (the "CCCTV Acquisitions"). Pursuant to the agreements, the aggregate purchase price for these systems was approximately $68,440. On October 15, 1997, the Century/Citizens Joint Venture completed the acquisition of the Diamond Bar system for a purchase price of approximately $33,550. The Diamond Bar system serves approximately 20,000 primary basic subscribers. On April 30, 1998, the Century/Citizens Joint Venture completed the acquisition of the Yorba Linda/Orange County systems for a purchase price of approximately $34,890. The Yorba Linda/Orange County systems serve approximately 17,500 primary basic subscribers. The Company funded its share of the purchase price for the Yorba Linda/Orange County systems and the Diamond Bar system using available credit facilities.

On December 10, 1997, the Company and TCI Communications, Inc. ("TCI") signed a letter of intent to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 245,000 customers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 500,000 customers in the area of Southern California, including approximately 90,000 subscribers to be acquired in an exchange of cable systems described below. The Company will manage the newly combined cable systems and own approximately 75 percent of the Partnership.

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in Northern California for certain cable systems owned by TCI in Southern California, allowing each of them to unify operations in existing service areas. TCI will exchange its East San Fernando Valley cable system serving approximately 90,000 subscribers for the Company's Northern California cable systems, serving approximately 90,000 subscribers in the communities of San Pablo, Benicia, Fairfield and Rohnert Park, California.

The Company and TCI are currently involved in the due diligence process and are continuing to negotiate with respect to these transactions. These transactions are subject to the signing of definitive agreements and to all appropriate regulatory and other approvals. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

In August 1998, the Company entered into an agreement to acquire a cable television system which serves approximately 19,000 primary basic subscribers in Moreno Valley and Riverside County, California. The purchase price for this system is approximately $33,000. The Company currently expects to fund the acquisition using available credit facilities. The purchase of this system by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisition will be consummated.

Discontinued Operations

On July 2, 1998, Centennial and Acquisition, entered into the Merger Agreement providing for the merger of Acquisition with and into Centennial (the "Merger"). Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger.

Subject to proration, pursuant to the Merger Agreement, outstanding Class A Common Stock of Centennial will be converted into the right to receive $43.50 per share in cash or to retain up to 7.1% of the common stock of the Surviving Corporation outstanding after the Merger. Class B Common Stock of Centennial will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of shares of Class A Common Stock elected to be retained by Centennial's existing stockholders is less than 7.1% of the shares outstanding after the Merger, then a number of shares of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into shares of Class A Common Stock and retained. All outstanding Convertible Redeemable Preferred Stock of Centennial and Second Series Convertible Redeemable Preferred Stock of Centennial and, together with the Convertible Redeemable Preferred Stock of Centennial, (the "Redeemable Preferred Stock") will be converted into the right to receive $43.50 per share in cash on an as converted basis.

Because 7.1% of the shares outstanding immediately after the effective time of the Merger (the "Effective Time") must be retained by such existing stockholders of Centennial in the Merger, stockholders who do not elect to retain any shares may, due to proration, be required to retain some Common Stock of Centennial. In addition, stockholders who elect to retain shares may, due to proration, retain Common Stock of Centennial and receive cash in amounts which vary from the amounts such holders elected.

In connection with the execution of the Merger Agreement, the Company, Centennial's principal stockholder, entered into a Stockholder Agreement, dated July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, the Company agreed to vote its shares in favor of the approval and adoption of the Merger Agreement. Because the Company agreed to approve the Merger by written consent, consummation of the Merger does not require approval by a majority of Centennial's stockholders who are not affiliated with the Company or Acquisition. Pursuant to the Stockholder Agreement with Acquisition, the Company has agreed to terminate the Services Agreement as of the effective time of the Merger.

The consummation of the Merger is subject to certain conditions, including, without limitation, Centennial obtaining a final order from the Federal Communications Commission (the "FCC") approving the transfer of control of the Company to WCAS VIII and its affiliates, the expiration of antitrust regulatory waiting periods and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event Centennial or Acquisition shall have terminated the Merger Agreement as a result of either Centennial entering into a definitive written agreement with respect to any merger, consolidation or other business combination, tender or exchange offer, recapitalization transaction, asset or stock purchase or other similar transaction with a third party (an "Acquisition Transaction") or the Board of Directors of Centennial having withdrawn, modified or amended in any manner adverse to Acquisition its approval or recommendation of the Merger Agreement or approved, recommended or endorsed any proposal for an Acquisition Transaction, then Centennial shall reimburse Acquisition for documented fees and expenses (subject to a maximum of $25,000) and pay Acquisition a termination fee of $40,000.

In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of Centennial in the aggregate amount of approximately $1.6 billion in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150 million aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350 million of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above and related fees and expenses. Additionally, pursuant to the Merger Agreement, Centennial has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). As a condition to the closing of the Merger, Centennial must consummate the Debt Offers prior to the closing date of the Merger. There can be no assurance that Acquisition will receive the funding referred to above or, if it does receive such funding, there can be no assurance as to the timing or terms thereof.

Additionally, there can be no assurance that the Debt Offers will be consummated. Finally, in the event that Acquisition must seek alternative financing to consummate the Merger there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments.

The Company owns 8,561,819 shares of Class B Common Stock of Centennial. The Company also owns 3,978 shares of Second Series Convertible Redeemable Preferred Stock of Centennial. If such Class B Common Stock and Second Series Convertible Redeemable Preferred Stock are fully exchanged for cash, the Company would receive an aggregate consideration of approximately $377,473 as a result of the conversion into cash. The Company anticipates recording a net gain upon the disposition of Centennial of approximately $220,000 during fiscal 1999, net of income taxes and the Company's share of estimated losses through the date of disposition. The Company's share of the estimated losses is not expected to be material. When the Centennial disposition is completed, the Company expects to reduce its valuation allowance applied against its deferred tax assets by approximately $80,000 to $90,000.

The Company had interests in businesses in the pay television industry in Australia. The interests included investments in entities, which include East Coast Pay Television Pty. Limited ("ECT") and XYZ Entertainment Pty. Limited ("XYZ"), which have the following: (i) programming arrangements and ownership of a satellite subscription broadcast license which permits distribution of programming via direct-to-home (DTH) satellite television broadcasting throughout Australia; (ii) ownership of wireless cable distribution licenses
(MDS) in areas covering approximately 755,000 households; and (iii) programming services.

On July 9, 1998, the Company and United International Holdings, Inc. ("UIH") entered into an agreement pursuant to which UIH's UIH Asia/Pacific Communications Inc. unit ("UAP") agreed to acquire the Company's 25% ownership interest in XYZ for approximately $24,600. Approximately 95% of the sales price is payable in the form of UIH Series B Convertible Preferred Stock which is convertible into UIH Class A stock at a conversion price of $21.25 per share.

Also on July 9, 1998, ECT agreed to sell substantially all of its operating assets to Austar Entertainment Pty. Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of Austar preferred stock. ECT will utilize the $6,100 proceeds and its other current assets of approximately $5,000 to liquidate its current liabilities, which approximate $25,000.

The Company anticipates recording an immaterial gain as a result of the sale of its Australian assets. The sale of these Australian assets are contingent, among other things, upon the receipt of all appropriate regulatory and other customary approvals.

Stock Purchases

During the year ended May 31, 1998, the Company purchased 1,959,500 shares of Class A Common Stock in the open market for an aggregate purchase price of $12,151 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to May 31, 1998, the Company has not purchased any shares in the open market. As of August 21, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

Year 2000

During fiscal 1998, the Company began a review of its computer systems and related software to identify systems and software which might malfunction due to a misidentification of the Year 2000. A committee consisting of members of senior management from various disciplines within the Company has been formed and is meeting regularly to discuss the steps that must be taken to deal with any potential Year 2000 issues. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 readiness.

Most of the Company's customer-related computer systems and data bases, including its billing systems, are managed by third parties under contractual arrangements. The Company has requested those third parties to advise the Company as to whether they anticipate difficulties in addressing Year 2000 problems and if so, the nature of such difficulties. The Company is also working with others in the industry using the same or similar systems to determine the appropriate steps necessary to address the anticipated difficulties.

The Company is currently undertaking an inventory of all local equipment used in the transmission and reception of all signals to identify items that need to be upgraded or replaced. The Company is also monitoring industry-wide efforts with respect to signal delivery to its cable distribution plant and is working with others in the industry to address potential solutions.

Management of the Company has not finally determined the cost associated with its Year 2000 readiness efforts and the related potential impact on the Company's results of operations. Amounts expended to date have not been material. There can be no assurance that the Company's systems or systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or another company will not have an adverse effect on the Company's financial condition or position.

After evaluating its internal compliance efforts as well as the compliance of third parties as described above by the end of calendar year 1998, the Company will develop during 1999 appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not Year 2000 compliant. In addition, the Company is currently participating in an industry wide effort to address Year 2000 issues with similarly situated companies, the goal of which is to develop contingency plans which address not only the Company's issues but that of the industry as a whole.

        Cautionary Statement for Purposes of the "Safe Harbor" Provisions
             of the Private Securities Litigation Reform Act of 1995
        (Dollar amounts in thousands, except subscriber, and share data)

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

Net Losses; Stockholders' Deficiency

      The Company has reported net losses from continuing operations of $77,882, $53,865 and $47,183 for the fiscal years ended May 31, 1998, 1997, and 1996, respectively. The Company expects net losses to continue for the foreseeable future, at least until such time as the operations of its cable television systems can generate sufficient earnings to offset the charges, including depreciation and amortization and interest expense, incurred in connection with such operations and its investments in plants associated with rebuilds and extensions of its cable television systems.

      Reflecting net losses in prior periods, the common stockholders' deficiency as stated on the Company's consolidated balance sheet at May 31, 1998 was $725,252. The Company's assets, including its cable television franchises, are recorded on its balance sheet at historical cost. The Company believes that the current fair value of such assets is significantly in excess of their historical cost.

Leverage; Capital Requirements

      The Company has met and believes, based on current market conditions, that it will continue to meet its cash obligations with internally generated cash from operations, along with third party financing, primarily bank borrowings and the issuance of debt securities to the public, and anticipates that its cable television operations will continue to meet the debt service obligations under debt instruments applicable to the cable television operations. Principal payments are due under the Company's cable operations (excluding its 50% owned subsidiaries) beginning in the fiscal year ended May 31, 2001. The Company will need to refinance certain such obligations on or before such time and believes, based on current market conditions, that it will be able to do so. However, there can be no assurance that the Company will be successful in any such refinancing or that the terms of any such financing will be favorable to the Company. The Indentures for the Company's outstanding issues of publicly-held debt (the "Indentures") impose certain restrictions on the incurrence of additional indebtedness. See " --Restrictive Covenants; Consequences of Default."

      For the year ended May 31, 1998, earnings were less than fixed charges by $71,832. Such amount reflects non-cash charges totaling $159,254, consisting of depreciation and amortization and subsidiary preferred stock dividends.

Highly Competitive Industry

      The Company's ability to maintain or increase its offering of cable television and other communications services can be subject to the changes in consumer demand, price competition, and the cost and supply of hardware, software and other technology required to provide such services. Future profitability also may be affected by the Company's ability to compete with other cable television services and communications service enterprises which may be larger, offer more services, and possess greater resources.

      Cable television systems generally compete for viewer attention with the direct reception of broadcast television signals by the viewer's own antenna as well as direct reception via high and low power direct to home television via satellite transmission. The extent of such competition is dependent upon the number and quality of signals available and the alternative services offered by the cable system. A cable system also competes to varying degrees with other communications and entertainment media, including movies, theater and VCRs, and other leisure time activities. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources (see Item 1. "Business - Regulation and Legislation") and upon superior technical performance and customer service. Additionally, because the Company's systems are operated under non-exclusive franchises, other applicants may obtain franchises in areas where the Company currently has franchises.

Highly Regulated Industry

      The 1996 Act alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The 1996 Act deregulates (except for basic service) cable service rates over a three year period. Implementing regulations of the 1996 Act are currently being written. The effect that the 1996 Act will have on the Company's cable television business cannot be determined at this time. See Item
1. "Business - Regulation and Legislation."

Restrictive Covenants; Consequences of Default

      The Credit Agreements limit the ability of certain subsidiaries of the Company to incur additional indebtedness, including intercompany indebtedness, or liens, to pay dividends to the Company and require that certain operating and financial tests be met, including the maintenance of the ratio of earnings before interest, depreciation and taxes (as defined in the Credit Agreements, "EBIDT") to debt service for the Total Debt (as defined therein) of such subsidiaries, the ratio of Total Debt to EBIDT and the ratio of EBIDT to interest expense for the Total Debt of such subsidiaries at certain prescribed levels. The Note Agreements impose similar restrictions and requirements. The Indentures also contain various covenants including, but not limited to, the following: (i) restrictions on mergers, sales and consolidations, (ii) restrictions on dividends, redemptions or repurchase of the Company's capital stock or the capital stock of any of its affiliates, (iii) limitations on transactions with, or investments in, affiliates, (iv) restrictions on the ability to make loans to, or act as guarantor for, certain of its subsidiaries and affiliates, and (v) the maintenance of various financial ratios. There can be no assurance that the assets of the Company would be sufficient to repay all such senior debt and any Senior Subordinated Debt Securities and Subordinated Debt Securities then outstanding.

      Management believes that the Company is not presently at risk of noncompliance with any of the covenants described above. However, there can be no assurance that this will continue to be the case.

Control By Certain Stockholders

      The ownership interest in the Company of Leonard Tow and certain trusts for the benefit of members of his family (the "Tow Trusts"), constituting approximately 93% of the combined voting power of both the Class A Common Stock and the Class B Common Stock of the Company as of August 21, 1998, presently gives them the power to elect all but one member of the Board of Directors of the Company and to control the vote on all other matters submitted to a vote of the Company's stockholders.

      Under certain of the Credit Agreements, an event of default occurs if Leonard Tow and/or members of his immediate family or the Tow Trusts cease to own, in the aggregate, stock of the Company having at least a majority of the combined voting power of both classes of Common Stock of the Company.

Operating Hazards and Uninsured Risks

      While the Company maintains insurance against certain of the risks associated with its cable television business, the occurrence of a significant event that is not fully insured against could have a material adverse affect on the Company.

Refinancing and Interest Rate Exposure Risks

      The business and operating results of the Company can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in tax rates due to new tax laws, market perceptions of the cable television business of the Company, or security ratings.

Potential for Changes in Accounting Standards

      Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, and the SEC may affect the Company's results of operations or financial position.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

         None

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      During the fiscal year ended May 31, 1998, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

      The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this
Item 10 is included under the caption "Executive Officers of the Company" in
Part I of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

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

ITEM 13.  Certain Relationships and Related Transactions

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

      1. Index of Financial Statements

      The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                                           Page
Independent Auditors' Report................................................F-1
Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations.......................................F-4
Consolidated Statements of Cash Flows.......................................F-5
Notes to Consolidated Financial Statements..................................F-7

      2. Financial Statement Schedule

      None.

      3. Reports On Form 8-K

      The Company did not file a Report on Form 8-K during the fiscal quarter ended May 31, 1998.

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

3.2 By-laws of the Company, as amended (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1995, and incorporated herein by reference.

4.1         Equity Subscription Agreement, dated as of November 21, 1990, among
            Centennial Cellular, Century Communications Corp, a Texas corporation, and Century Cellular Holding Corp., a New York corporation (filed as Exhibit 4(o) to the Company's Annual Report on
            Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

4.2 Indenture, dated as of November 15, 1988, by and between the Company and the Bank of Montreal Trust Company, as Trustee (filed as Exhibit
            4(1) to Amendment No. 7 to the Company's Registration Statement on
            Form S-1 (File No 33-21394) under the Securities Act of 1933, as amended (the "1988 Form S-1"); said 1988 Form S-1 having been filed with the Commission on April 22, 1988 and incorporated herein by reference, and said Amendment No. 7 to the 1988 Form S-1 having been filed with the Commission on November 10, 1988 and incorporated herein by reference).

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

4.10 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between the Company and First Trust of California, National
            Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4.10 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1997, and incorporated herein by reference).

4.11 Sixth Supplemental Indenture, dated as of September 29, 1997, between the Company and First Trust of California, National
            Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 10.2 to the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference).

4.12 Seventh Supplemental Indenture dated as of November 13, 1997 between the Company and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings
            Association, as Trustee (filed as Exhibit 4.1 to the Company's
            Quarterly Report on Form

            10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference).

4.13 Indenture, dated as of January 15, 1998 between the Company and First Trust of California, National Association, as Trustee (filed as Exhibit 4 to the Company's Registration Statement on Form S-4
            (File No. 333-47161) under the Securities Act of 1933, as amended
            (the "1998 Form S-4"); said 1998 Form S-4 having been filed with the
            Commission on March 2, 1998 and incorporated herein by reference).

            The Company hereby agrees to furnish to the Securities and Exchange
Commission, upon its request, a copy of each instrument omitted pursuant to Item
601(b)(4) (iii) of Regulation S-K.

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

*10.4       Employment Agreement, dated as of January 1, 1997, between the
            Company and Scott N. Schneider (filed as Exhibit 10.4 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1997, and incorporated herein by reference).

*10.5       Employment Agreement, dated as of January 1, 1997, between the
            Company and Michael G. Harris (filed as Exhibit 10.5 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1997, and incorporated herein by reference).

*10.6       Employment Agreement, dated as of January 1, 1997, between the
            Company and Frank Tow (filed as Exhibit 10.6 to the Company's Annual
            Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

*10.7       Employment Agreement, dated as of January 1, 1997, between the
            Company and Clifford A. Bail (filed as Exhibit 10.7 to the Company's
            Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

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

10.11 Agreement for lease dated as of January 1, 1997 by and between Locust Avenue Associates Limited Partnership and Century Texas
            (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

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

*10.17      Non-Employee Director Stock Option Plan of the Company (filed as
            Annex A to the Company's Registration Statement on Form S-8 (File No
            33-34388) under the Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference).

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

10.24       Amendment No. 1 to Management Agreement and Joint Venture Agreement
            (Century ML Venture), dated September 21, 1987, between Century
            Texas and ML Media Partners, L.P., a Delaware limited partnership
            (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-X for the fiscal year ended May 31, 1989 and incorporated herein by reference).

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

10.28       Credit Agreement, dated as of June 30, 1994, by and among CCC-II,
            Inc., Citibank N.A. as managing agent, and each of the banks parties thereto (filed as Exhibit 10 to the Company's report on Form 8-K dated July 25, 1994 and incorporated herein by reference. The
            Company hereby agrees to furnish to the Securities and Exchange
            Commission, upon its request, a copy of each instrument omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K).

10.29       Eighth Restated Credit Agreement, dated as of July 10, 1990, between
            Century Texas, Century Investors and Citibank, N.A., on behalf of itself and as agent, and The Chase Manhattan Bank (National
            Association), The Bank of Nova Scotia, The First National Bank of
            Chicago, Bank of Montreal, The Royal Bank of Canada, Continental
            Bank N.A., Bankers Trust Company, Nippon Credit Bank, Provident
            National Bank, and Security Pacific National Bank ("the Eighth
            Restated Banks") (filed as an Exhibit to the Company's Current
            Report on Form 8-K, filed July 13, 1990, and incorporated herein by reference).

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

10.37       Pledge and Security Agreement, dated as of October 11, 1989, made by
            Centennial Cellular Corp to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third
            Amendment (filed as an Exhibit to the Company's Quarterly Report on
            Form 10-Q for the quarterly period ended November 30, 1990 and incorporated herein by reference).

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

10.39       Amendment No. 1 dated as of August 9, 1996 among CCC-I, Inc.,
            Pullman TV Cable Co., Inc. and Kootenai Cable, Inc., Citibank, N.A., as agent, and each of the bank parties thereto (filed as Exhibit
            10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

10.40       Amendment No. 1 dated as of August 9, 1996 among CCC-II, Inc.,
            Citibank, N.A., as managing agent, and each of the bank parties thereto (filed as Exhibit 10.40 to the Company's Annual Report on
            Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

10.41       Credit Agreement dated as of April 15, 1997 among Citizens Century
            Cable Television Venture, Bank of America, National Trust and
            Savings Association, as Syndication Agent, and Societe General, as
            Agent, Corestates Bank, N.A., The First National Bank of Boston,
            LTCB Trust Company, and PNC Bank, National Association, as
            Co-Agents, and each of the bank parties thereto (filed as Exhibit
            10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

10.42 Extension Agreement to Employment Agreement dated September 10, 1997 between the Company and Daniel E. Gold (filed as Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference).

10.43       Employment Agreement, dated as of January 1, 1997, between the
            Company and Bernard P. Gallagher (filed as Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference).

'D'*10.44   Modification Agreement, dated as of June 1, 1998, between the
            Company and Scott N. Schneider.

'D'*10.45   Modification Agreement, dated as of June 1, 1998, between the
            Company and Bernard P. Gallagher.

'D'*10.46   Modification Agreement, dated as of June 1, 1998, between the
            Company and Michael G. Harris.

'D'*10.47   Modification Agreement, dated as of June 1, 1998, between the
            Company and Frank Tow.

'D'*10.48   Employment Agreement, dated as of July 1, 1998, between the Company and Leonard Tow.

'D'10.49    Agreement and Plan of Merger, dated as of July 2, 1998, between
            Centennial Cellular Corp. and CCW Acquisition Corp.

'D'10.50    Stockholder Agreement, dated as of July 2, 1998, between CCW
            Acquisition Corp. and Century Communications Corp.

'D'11       Computation of loss per common share.

'D'12       Computation of ratios.



'D'21       List of subsidiaries of the Company.

'D'23.1     Consent of Deloitte & Touche LLP.

'D'27       Financial Data Schedule.

99          Press Release of Centennial Cellular Corp., dated April 14, 1998
            (filed as Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1998, and incorporated herein by reference).

----------
* Constitutes a management contract or compensatory plan or arrangement. 'D' Filed herewith.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Century Communications Corp.
New Canaan, Connecticut

      We have audited the accompanying consolidated balance sheets of Century Communications Corp. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for each of the three years in the period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Communications Corp. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
August 4, 1998

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              Amounts in Thousands

                                                                May 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
ASSETS
Current assets:

      Cash and short-term investments                  $  285,498     $  151,947

      Accounts receivable less allowance
        for doubtful accounts of $1,695
        and $3,592 respectively                            16,109         48,958

      Prepaid expenses and other current
         assets                                             3,465         14,649

      Net assets of discontinued operations                37,323             --
                                                       ----------     ----------

      Total current assets                                342,395        215,554

Property, plant and equipment - net                       565,965        715,418

Investment in marketable equity securities                 52,451         45,118

Equity investments in cable television and
  wireless telephone systems - net                             --        102,097

Debt issuance costs, less accumulated
  amortization of $16,013 and $13,270,
  respectively                                             33,829         31,735

Cable television franchises, less
  accumulated amortization of $324,835
  and $322,309, respectively                              344,612        401,775

Wireless telephone licenses, less
  accumulated amortization of
  $214,494 in 1997                                             --        347,206

Excess of purchase price over value of net
  assets acquired, less accumulated
  amortization of $40,612 and $58,920,
  respectively                                            166,570        280,643

Other assets                                                9,360         14,685
                                                       ----------     ----------

                                                       $1,515,182     $2,154,231
                                                       ==========     ==========

                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)
                    Amounts in Thousands (Except Share Data)

                                                               May 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
    Current maturities of long-term debt             $    20,050    $    15,011
    Accounts payable                                      35,983         26,711
    Accrued expenses and other current liabilities        97,499        150,407
                                                     -----------    -----------
       Total current liabilities                         153,532        192,129

Long-term debt                                         2,009,052      2,186,981
Deferred income taxes                                      5,170         53,959
Minority interest in subsidiaries                         67,030        133,518
Other deferred income                                      5,650             --

Commitments and contingencies (See Notes)

Preferred stock, par value $.01 per share
    authorized 100,000,000 shares,
    none issued                                               --             --

Subsidiary convertible redeemable preferred
    stock (at aggregate liquidation value
    which approximates the fair market value)
    par value $.01 per share, authorized, issued
    and outstanding 102,187 shares (redemption
    value of $1,823 per share)                                --        186,287

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
    Class A, authorized 400,000,000 shares,
      issued, 65,684,888 and 62,695,127
      shares, respectively, and outstanding
      31,954,085 and 30,968,289 shares,
      respectively                                           657            627
    Class B, authorized 300,000,000 shares,
       issued and outstanding 42,726,115
       and 45,126,115 shares, respectively                   427            451

    Additional paid-in capital                           176,179        176,871
    Other, including 33,730,803 and 31,726,838
       treasury shares, respectively                    (132,501)      (127,549)
    Accumulated deficit                                 (770,014)      (649,043)
                                                     -----------    -----------

       Total common stockholders' deficiency            (725,252)      (598,643)
                                                     -----------    -----------

                                                     $ 1,515,182    $ 2,154,231
                                                     ===========    ===========

                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Amounts in Thousands (Except Share Data)

                                                              Year ended May 31,
                                                 --------------------------------------------
                                                     1998            1997            1996
                                                 ------------    ------------    ------------
Revenues:
      Service income                             $    484,736    $    459,646    $    368,669

Costs and expenses:
      Cost of services                                103,932         100,789          82,274
      Selling, general and administrative             122,307         111,467          85,591
      Depreciation and amortization                   154,029         159,547         124,436
                                                 ------------    ------------    ------------
                                                      380,268         371,803         292,301
                                                 ------------    ------------    ------------

Operating income                                      104,468          87,843          76,368

Interest expense                                      172,608         157,730         143,030
Other (income) expense                                 (1,533)            171             550
                                                 ------------    ------------    ------------

Loss from continuing operations before income
tax (benefit), minority interest and
extraordinary item                                    (66,607)        (70,058)        (67,212)

Income tax (benefit)                                     (624)        (23,363)        (22,730)
                                                 ------------    ------------    ------------

Loss from continuing operations before
minority interest and extraordinary item              (65,983)        (46,695)        (44,482)

Minority interest in income of subsidiaries           (11,899)         (7,170)         (2,701)
                                                 ------------    ------------    ------------

Loss from continuing operations                       (77,882)        (53,865)        (47,183)

Loss from discontinued operations, net of
income tax benefit of $13,597, $7,295
and $11,596 and minority interest in losses
of $21,193, $22,584 and $10,970                       (43,089)        (80,428)        (54,934)
                                                 ------------    ------------    ------------

Loss before extraordinary item                       (120,971)       (134,293)       (102,117)

Extraordinary item - loss on early retirement
      of debt, net of income tax benefit
      of $5,379                                            --          (7,582)             --
                                                 ------------    ------------    ------------

      Net loss                                   $   (120,971)   $   (141,875)   $   (102,117)
                                                 ============    ============    ============

Dividend on discontinued subsidiary
      convertible redeemable preferred stock     $      5,225    $      4,850    $      4,256
                                                 ============    ============    ============

Net loss applicable to common shares             $   (126,196)   $   (146,725)   $   (106,373)
                                                 ============    ============    ============

Net loss per common share - basic and diluted:
      Loss from continuing operations            $      (1.11)   $       (.78)   $       (.70)
      Loss from discontinued operations                  (.58)          (1.08)           (.74)
                                                 ------------    ------------    ------------
      Loss before extraordinary item                    (1.69)          (1.86)          (1.44)
      Extraordinary item                                   --           (0.10)             --
                                                 ------------    ------------    ------------

      Net loss per common share - basic
        and diluted                              $      (1.69)   $      (1.96)   $      (1.44)
                                                 ============    ============    ============

Weighted average number of common shares
outstanding during the period                      74,770,000      74,675,000      73,748,000
                                                 ============    ============    ============

                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                        Year Ended May 31,
                                                            -----------------------------------------
                                                                1998           1997           1996
                                                            -----------    -----------    -----------
OPERATING ACTIVITIES:
   Cash received from subscribers and others                $   616,043    $   557,224    $   456,210
   Cash paid to suppliers, employees and
     governmental agencies                                     (327,271)      (330,862)      (255,777)
   Interest paid                                               (129,148)      (119,419)      (122,090)
                                                            -----------    -----------    -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                 159,624        106,943         78,343
                                                            -----------    -----------    -----------
INVESTING ACTIVITIES:
   Capital expenditures                                        (113,222)       (79,563)       (62,205)
   Cable television franchise expenditures                       (1,764)        (2,105)        (3,973)
   Acquisition of other assets                                   (1,524)          (885)            --
   Acquisition and exchanges of cable television systems        (70,994)       (13,928)      (333,020)
                                                            -----------    -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                    (187,504)       (96,481)      (399,198)
                                                            -----------    -----------    -----------
FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                           813,659      1,043,000        728,500
   Principal payments on long-term debt                        (575,550)    (1,039,050)      (415,957)
   Debt issuance costs                                          (18,307)        (9,017)        (4,849)
   Purchase of treasury stock                                   (12,576)        (2,358)          (159)
   Issuance of common stock                                       2,951          3,822          2,526
                                                            -----------    -----------    -----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       210,177         (3,603)       310,061
                                                            -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
   INVESTMENTS - CONTINUING OPERATIONS                          182,297          6,859        (10,794)
CASH FLOWS OF DISCONTINUED OPERATIONS - NET                     (48,746)       (19,504)       (53,378)
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
   OF YEAR                                                      151,947        164,592        228,764
                                                            -----------    -----------    -----------

CASH AND SHORT-TERM INVESTMENTS - END OF YEAR               $   285,498    $   151,947    $   164,592
                                                            ===========    ===========    ===========

                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                              Amounts in Thousands

                                                                  Year ended May 31,
                                                         -----------------------------------
                                                           1998         1997         1996
                                                         ---------    ---------    ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES

NET LOSS                                                 $(120,971)   $(141,875)   $(102,117)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization                           154,029      159,547      124,436
   Minority interest in income of
      subsidiaries - continuing operations                  11,899        7,170        2,701
   Deferred income taxes                                    (4,812)     (32,905)     (25,690)
   Non cash interest charges                                39,138       30,006       27,087
   Loss from discontinued operations - net                  43,089       80,428       54,934
   Change in assets and liabilities net of
      effects of acquired cable television
      systems:
        Accounts receivable - (increase)/
          decrease                                           5,189      (10,799)         694
        Prepaid expenses and other current
          assets - decrease                                  5,437          323          262
        Accounts payable and accrued expenses
          - increase/(decrease)                             26,626       15,048       (3,964)
                                                         ---------    ---------    ---------
                     Total adjustments                     280,595      248,818      180,460
                                                         ---------    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 159,624    $ 106,943    $  78,343
                                                         =========    =========    =========

                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
               in thousands except subscriber and share data)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Century Communications Corp., all of its subsidiaries and certain partnership interests (the "Company") from their respective dates of acquisition (see Note 4). Included in subsidiaries are the 50% indirectly-owned: Century Venture Corp. and Subsidiary, Century-ML Cable Venture and Subsidiary, and Citizens Century Cable Television Venture (see Note 11). In addition, the consolidated financial statements include the accounts of Centennial Cellular Corp., ("Centennial"), an approximately 34% owned company (at May 31, 1998) in which the Company controls approximately 74% of the voting power of the common shares and East Coast Pay Television Pty. Limited ("ECT"), an Australian Company. All material intercompany transactions and balances have been eliminated. As discussed more thoroughly in Note 2, Centennial Cellular Corp. (the "Wireless Telephone Segment") and the Company's Australian operations, including ECT, are presented as discontinued operations within the accompanying consolidated financial statements. Accordingly, the consolidated financial statements reflect their operating results and cash flows as discontinued operations for each of the three years ended May 31, 1998 and the consolidated balance sheet at May 31, 1998 segregates the net assets of these discontinued operations.

Revenue recognition

Cable service income includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of pay television revenues. Such programmers' share netted against service income amounted to $131,792, $114,591 and $92,014 in 1998, 1997 and 1996 respectively.

Charges for installations and connections are recognized into revenue upon completion of the installation or reconnection. Subscriber services paid in advance are recognized as income when earned.

Investment in marketable equity securities

The Company classifies its investments in debt and equity securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Unrealized holding gains and losses, net of the related income tax effect on these securities are excluded from earnings and are reported as a component of stockholders' deficiency until realized. Equity securities at May 31, 1998 and 1997 are stated at their fair market values. The adjusted cost basis of these equity securities at May 31, 1998 and 1997 was $32,255. The Company recorded an increase in the unrealized gain of $7,333 during the year ended May 31, 1998, a decrease in the unrealized gain of

$7,950 during the year ended May 31, 1997 and an increase in the unrealized gain of $6,397 during the year ended May 31, 1996. As of August 4, 1998, the market value of these securities had declined approximately $12,250 from May 31, 1998.

Debt issuance costs

Costs associated with the issuance of the Company's debt securities and credit facilities (Note 7) have been capitalized and are being amortized on a straight-line basis over the expected lives of the issues.

Equity investments in cable television and wireless systems

The Company records such investments at purchased cost at the date of acquisition and adjusts for the Company's share of net income or loss from the acquisition date. At May 31, 1998, the Company's equity investments in cable television and wireless systems related to discontinued operations are included in Net Assets of Discontinued Operations in the accompanying consolidated balance sheet. At May 31, 1997, the Company's equity investments principally consisted of a $94,153 investment in wireless minority interests. The difference of $123,024 between the cost of the Company's equity investments in wireless systems and the underlying book value is amortized over ten years. Accumulated amortization at May 31, 1997 was $69,878.

Property, plant and equipment

Property, plant and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the following estimated useful lives of the assets:


      Buildings                                             15 - 25 years
      Cable television transmission and
            distribution systems and
            related equipment                               8 - 15 years
      Miscellaneous equipment and
            furniture and fixtures                          3 - 15 years

The cost of connections for new cable television subscribers are capitalized at standard per subscriber rates for labor, materials and overhead. Expenditures for maintenance and repairs are charged to operating expense as incurred, and betterments, replacement equipment and additions are capitalized.

Cable television franchises

Cable television franchises principally consist of amounts allocated under purchase accounting (see Note 4). Such amounts are amortized using the straight-line method over the lives of the franchises (generally ranging from 10 to 15 years).

Wireless telephone licenses

Wireless telephone licenses at May 31, 1998 are included in Net Assets of Discontinued Operations in the accompanying consolidated balance sheet. Wireless telephone licenses consists of amounts allocated under purchase accounting. Such amounts are amortized, commencing with the date of operations, using the straight-line method over a period of 10 and 40 years for cellular and personal communications services ("PCS") licenses, respectively. Centennial, during the fiscal year ended May 31, 1997, capitalized interest costs of $2,752 related to the acquisition of the PCS license.

Excess of purchase price over value of net assets acquired

The excess of purchase price over value of net assets acquired ("goodwill") is being amortized using the straight-line method over a period of 40 years.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which provides that the deferred tax provision is determined by the liability method. Deferred tax assets and liabilities are recognized based on the differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

Loss per common share

Effective with the quarter ended February 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which was effective for financial statements ending after December 15, 1997. This statement superseded Accounting Principles Board Opinion No. 15 ("APB 15") and replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS on the face of the statement of operations with basic and diluted EPS. Basic EPS is calculated by dividing loss applicable to common shares by weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur if potential common stock instruments of the Company were exercised, converted or issued. Adoption of SFAS 128 did not result in a change of EPS previously reported by the Company using APB 15.

The loss per common share reflects a charge for the dividends on subsidiary convertible redeemable preferred stock of $5,225, $4,850 and $4,256 for the years ended May 31, 1998, 1997 and 1996, respectively. These dividends are related to the Company's discontinued wireless telephone segment.

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

New accounting pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure", Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 1998. Additionally, during 1998 the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-up Activities". The Company believes these Statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted.

NOTE 2. DISCONTINUED OPERATIONS

Centennial Cellular Corp.

On July 2, 1998, Centennial and CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Acquisition with and into Centennial (the "Merger"). Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger.

Subject to proration, pursuant to the Merger Agreement, outstanding Class A Common Stock of Centennial will be converted into the right to receive $43.50 per share in cash or to retain up to 7.1% of the common stock of the Surviving Corporation outstanding after the Merger. Class B Common Stock of Centennial will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of shares of Class A Common Stock elected to be retained by Centennial's existing stockholders is less than 7.1% of the shares outstanding after the Merger, then a number of shares of

Class B Common Stock equal to the pro rata portion of such shortfall will be converted into shares of Class A Common Stock and retained. All outstanding Convertible Redeemable Preferred Stock of Centennial and Second Series Convertible Redeemable Preferred Stock of Centennial and, together with the Convertible Redeemable Preferred Stock of Centennial, the ("Redeemable Preferred Stock") will be converted into the right to receive $43.50 per share in cash on an as converted basis.

Because 7.1% of the shares outstanding immediately after the effective time of the Merger (the "Effective Time") must be retained by such existing stockholders of Centennial in the Merger, stockholders who do not elect to retain any shares may, due to proration, be required to retain some Common Stock of Centennial. In addition, stockholders who elect to retain shares may, due to proration, retain Common Stock of Centennial and receive cash in amounts which vary from the amounts such holders elected.

In connection with the execution of the Merger Agreement, the Company, Centennial's principal stockholder, entered into a Stockholder Agreement, dated July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, the Company agreed to vote its shares in favor of the approval and adoption of the Merger Agreement. Because the Company agreed to approve the Merger by written consent, consummation of the Merger does not require approval by a majority of Centennial's stockholders who are not affiliated with the Company or Acquisition. Pursuant to the Stockholder Agreement, the Company has agreed to terminate the Services Agreement, whereby the Company provides management services to Centennial, as of the effective time of the Merger.

The consummation of the Merger is subject to certain conditions, including, without limitation, Centennial obtaining a final order from the Federal Communications Commission (the "FCC") approving the transfer of control of the Company to WCAS VIII and its affiliates, the expiration of antitrust regulatory waiting periods and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event Centennial or Acquisition shall have terminated the Merger Agreement as a result of either Centennial entering into a definitive written agreement with respect to any merger, consolidation or other business combination, tender or exchange offer, recapitalization transaction, asset or stock purchase or other similar transaction with a third party (an "Acquisition Transaction") or the Board of Directors of Centennial having withdrawn, modified or amended in any manner adverse to Acquisition its approval or recommendation of the Merger Agreement or approved, recommended or endorsed any proposal for an Acquisition Transaction, then Centennial shall reimburse Acquisition for documented fees and expenses (subject to a maximum of $25,000) and pay Acquisition a termination fee of $40,000.

In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of Centennial in the aggregate amount of approximately $1.6 billion in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150 million aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350 million of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above and related fees and expenses. Additionally, pursuant to the Merger Agreement, Centennial has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). As a condition to the closing of the Merger, Centennial must consummate the Debt Offers prior to the closing date of the Merger. There can be no assurance that Acquisition will receive the funding referred to above or, if it does receive such funding, there can be no assurance as to the timing or terms thereof. Additionally, there can be no assurance that the Debt Offers will be consummated. Finally, in the event that Acquisition must seek alternative financing to consummate the Merger there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments.

The Company owns 8,561,819 shares of Class B Common Stock of Centennial. The Company also owns 3,978 shares of Second Series Convertible Redeemable Preferred Stock of Centennial. If such Class B Common Stock and Second Series Convertible Redeemable Preferred Stock are fully exchanged for cash, the Company would receive an aggregate consideration of approximately $377,473 as a result of the conversion into cash.

The Company anticipates recording a net gain upon the disposition of Centennial of approximately $220,000 during fiscal 1999, net of income taxes and the Company's share of estimated losses through the date of disposition. The Company's share of the estimated losses is not expected to be material. When the Centennial disposition is completed, the Company expects to reduce its valuation allowance applied against its deferred tax assets by approximately $80,000 to $90,000.

Australian Operations

On July 9, 1998, the Company and United International Holdings, Inc. ("UIH") entered into an agreement pursuant to which UIH's UIH Asia/Pacific Communications Inc. unit ("UAP") agreed to acquire the Company's 25% ownership interest in XYZ for approximately $24,600. Approximately 95% of the sales price is payable in the form of UIH Series B Convertible Preferred Stock which is convertible into UIH Class A stock at a conversion price of $21.25 per share.

Also on July 9, 1998, ECT agreed to sell substantially all of its operating assets to Austar Entertainment Pty Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of Austar preferred stock. ECT will utilize the $6,100 proceeds and its other current assets of approximately $5,000 to liquidate its current liabilities, which approximate $25,000. The Company anticipates recording an immaterial gain as a result of the sale of its Australian assets. The sale of these Australian assets are contingent, among other things, upon the receipt of all appropriate regulatory and other customary approvals.

The consolidated financial statements and notes thereto reflect the discontinued operations of Centennial and the Australian Operations. The net assets of these discontinued operations have been separately classified in the accompanying consolidated balance sheet at May 31, 1998 under the caption "Net Assets of Discontinued Operations". The separate balance sheets of Centennial and the Australian operations at May 31, 1998, which are included in the Net Assets of Discontinued Operations, are detailed within Note 15.

Operating results of Centennial and the Australian Operations for the years ended May 31, 1998, 1997 and 1996, are shown separately within the accompanying consolidated statements of operations under the caption "Loss from Discontinued Operations". The separate statements of operations of Centennial and the Australian operations for the year ended May 31, 1998 are detailed within Note
15. The
operating results of Centennial and the Australian Operations for the years ended May 31, 1997 and 1996 consist of the following:

Centennial Cellular Corp.:

                                                          Years Ended May 31,
                                                       ------------------------
                                                         1997           1996
                                                       ---------      ---------
Revenue                                                $ 151,023      $ 112,197
Costs and expenses                                      (177,080)      (131,306)
                                                       ---------      ---------
    Operating Loss                                       (26,057)       (19,109)
Income from equity investments                            15,180         10,473
Interest expense                                         (33,379)       (27,886)
Gain on sale of assets                                     3,819          8,310
Income tax benefit                                         7,295         11,596
Minority interest in income of subsidiaries                 (153)           (15)
                                                       ---------      ---------
    Net Loss (a)                                       $ (33,295)     $ (16,631)
                                                       =========      =========

Australian Operations:

                                                          Years Ended May 31,
                                                       ------------------------
                                                         1997           1996
                                                       ---------      ---------
Revenue                                                $  33,248      $  14,571
Costs and expenses                                       (89,073)       (55,419)
                                                       ---------      ---------
    Operating Loss                                       (55,825)       (40,848)
Interest expense                                          (9,634)        (1,299)
Other loss                                                (4,258)        (7,126)
                                                       ---------      ---------
     Net Loss (a)                                      $ (69,717)     $ (49,273)
                                                       =========      =========

(a) Prior to minority interest share of losses.

NOTE 3. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the years ended May 31, 1998, 1997 and 1996. The reclassifications result primarily from the Company's acquisitions.

                                             1998          1997          1996
                                           --------      --------      --------
Property, plant and equipment              $     --      $     --      $ (3,643)
Marketable securities                         7,333        (7,951)        6,398
Cable television franchises                   5,000       (14,828)        5,314
Goodwill                                         --        14,828         3,004
Other assets                                     --            --          (966)
                                           --------      --------      --------
                                           $ 12,333      $ (7,951)     $ 10,107
                                           ========      ========      ========

Current liabilities                        $  8,067      $  3,005      $     --
Deferred taxes                                   --            --         2,809
Minority interest                            (3,067)       (3,005)          900
Other stockholders' deficiency                7,333        (7,951)        6,398
                                           --------      --------      --------
                                           $ 12,333      $ (7,951)     $ 10,107
                                           ========      ========      ========

NOTE 4. ACQUISITIONS

During the three years ended May 31, 1998, the Company acquired the net assets of cable television systems as follows:

                                                          Amounts allocated to
                                                         ----------------------
                               Number of      Total         Cable      Property
                                Systems     purchase     television    plant and
                               Acquired       price      franchises    equipment
                               ---------    --------     ----------    ---------
Year ended May 31, 1998            2        $ 68,440      $ 23,383      $ 24,647
Year ended May 31, 1997           --        $     --      $     --      $     --
Year ended May 31, 1996            6        $331,164      $212,693      $116,613

These transactions have been accounted for as purchases and the results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the dates of acquisition. The Company has recorded the purchase price of the cable television systems at the fair market value of acquired assets on the dates of acquisition with the excess purchase price being recorded to cable television franchises.

Cable Television Acquisitions

On May 31, 1996, the Company acquired the cable television systems serving Anaheim, Hermosa Beach/Manhattan Beach, Fairfield and Rohnert Park/Yountville, California for an aggregate purchase price of approximately $287,600. Funds for this acquisition were provided by an existing bank credit facility. At May 31, 1996, such cable television systems served an aggregate of approximately 135,000 primary basic subscribers.

On May 8, 1996, the Company acquired the Orange County News Channel ("OCN") for approximately $2,500.

On March 2, 1993, the Company and Citizens ("the Century/Citizens Joint Venture") entered into an agreement to acquire the assets of two cable television systems which serve in the aggregate approximately 45,000 primary basic subscribers. The aggregate purchase price for the cable television systems was $92,900 subject to adjustment. Citizens and the Company own and operate the cable television systems in a joint venture structure in which each company has a 50% ownership interest. On September 30, 1994, the Century/Citizens Joint Venture completed the acquisition of one of these cable television systems serving approximately 24,000 primary basic subscribers. On December 1, 1995, the second acquisition serving approximately 21,000 primary basic subscribers was completed. The purchase price of approximately $51,900 at September 30, 1994 and $41,000 at December 1, 1995 was funded by the Company and Citizens equally.

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which served an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizen Utilities Company have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda/Orange County and Diamond Bar, California. The aggregate purchase price for these systems was approximately $68,440. On October 15, 1997, the Century/Citizens Joint Venture completed the acquisition of the Diamond Bar system for a purchase price of approximately $33,550.

The Diamond Bar system serves approximately 20,000 primary basic subscribers. On April 30, 1998, the Century/Citizens Joint Venture completed the acquisition of the Yorba Linda/Orange County systems for a purchase price of approximately $34,890. The Yorba Linda/Orange County systems serve approximately 17,500 primary basic subscribers. The Company funded its share of the purchase price for the Yorba Linda/Orange County systems and the Diamond Bar system using available credit facilities.

In August 1998, the Company entered into an agreement to acquire a cable television system which serves approximately 19,000 primary basic subscribers in Moreno Valley and Riverside County, California. The purchase price for this system is approximately $33,000. The Company currently expects to fund the acquisition using available credit facilities. The purchase of this system by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisition will be consummated.

Pro Forma Information

The summary pro forma information includes the results of the Company's continuing operations and all of the above acquisitions and pending acquisitions as of May 31, 1998 related to these continuing operations, in each case as if such acquisitions had been consummated as of June 1, 1995 (unaudited).

                                                                     Year Ended May 31,
                                                      ---------------------------------------------
                                                         1998              1997              1996
                                                      ----------        ----------        ---------
Revenue                                               $  491,249        $  472,019        $ 428,819
Loss from continuing operations
     before extraordinary item                        $  (79,456)       $  (55,804)       $ (66,978)
Net loss                                              $ (122,545)       $ (143,814)       $(121,912)

Loss from continuing operations
     before extraordinary item per common share       $    (1.13)       $     (.81)       $    (.94)
Loss per common share - basic and diluted             $    (1.71)       $    (1.99)       $   (1.67)

Pro forma basic loss per common share for the years ended May 31, 1998, 1997 and 1996 is calculated using the weighted average number of common shares outstanding during the period.

NOTE 5. TRANSACTIONS WITH RELATED PARTIES

The Company purchased workers compensation and general liability insurance from Sentry Insurance (holder of approximately 1% of Class B Common stock at May 31,
1998) and its affiliated companies. In fiscal 1996, the Company also purchased group health, life and casualty insurance coverage from Sentry Insurance. The Company paid a total of $4,665, $7,083 and $8,467 for such insurance for the fiscal years ended May 31, 1998, 1997 and 1996, respectively.

Leavy, Rosensweig & Hyman of which David Z. Rosensweig is a member, serves as General Counsel to the Company. Mr. Rosensweig is also a director and secretary of the Company. The Company paid approximately $1,165, $1,352 and $1,254 to Leavy, Rosensweig & Hyman for the fiscal years ended May 31, 1998, 1997 and 1996, respectively.

The Company believes that all transactions between it, Sentry Insurance and Leavy, Rosensweig & Hyman have been on terms no less favorable to the Company than would have been available from nonaffiliated parties.

The Company recorded deferred revenue during fiscal 1997 in the amount of $6,000, representing a payment to be made to its 50% owned subsidiary, Century-ML Cable Venture (the "Venture"), by Centennial Puerto Rico Wireless Corp., an affiliated Company ("Puerto Rico Wireless"), to secure the use of the Venture's fiber optic network as required by the Facilities Agreement dated January 2, 1995 between the Venture and Puerto Rico Wireless. This payment, which was received by the Venture during fiscal 1998, represents Puerto Rico Wireless' share of the costs of constructing the Venture's fiber optic network.

NOTE 6. ACCOUNT ANALYSIS

Property, plant and equipment consists of the following:

                                                           May 31,
                                                  -------------------------
                                                     1998          1997
                                                  -----------   -----------
      Land                                        $     6,794   $     8,651
      Buildings                                        33,175        35,674
      Cable television and wireless telephone
          transmission and distribution systems
          and related equipment                       908,513     1,021,686
      Miscellaneous equipment and furniture
          and fixtures                                 54,470        57,226
      Australian plant and equipment                       --        21,524
                                                  -----------   -----------
                                                    1,002,952     1,144,761
      Less accumulated depreciation                  (436,987)     (429,343)
                                                  -----------   -----------
                                                  $   565,965   $   715,418
                                                  ===========   ===========

At May 31, 1997, gross property plant and equipment of $237,227 and accumulated depreciation of $43,834 related to discontinued operations.

Depreciation expense was approximately $93,926, $98,429 and $80,448 for the fiscal years ended May 31, 1998, 1997, and 1996, respectively. During fiscal 1998 and 1997 the Company wrote-off $42,476 and $117,855, respectively, of fully depreciated property, plant and equipment.

Accrued expenses and other current liabilities consist of the following:

                                                            May 31,
                                                     ---------------------
                                                       1998         1997
                                                     --------     --------
      Accrued interest                               $ 33,249     $ 32,409
      Accrued capital purchases                            --       11,317
      Accrued unpaid invoices                              --        9,620
      Australian A/P & accrued expenses                    --       17,070
      Accrued other                                    39,409       58,821
      Customer deposits & prepaids                     24,841       21,170
                                                     --------     --------
                                                     $ 97,499     $150,407
                                                     ========     ========

Accrued expenses and other current liabilities of $78,126 at May 31, 1997 related to discontinued operations.

NOTE 7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 May 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
      Credit facility (a)                                $       --   $  324,000
      Credit facility (b)                                        --      165,000
      9 1/2% Senior notes due 2000 (c)                      150,000      150,000
      9 3/4% Senior notes due 2002 (d)                      200,000      200,000
      Zero Coupon Senior discount notes due 2003 (e)        289,870      265,381
      9 1/2% Senior notes due 2005 (f)                      250,000      250,000
      8 7/8% Senior Notes due 2007 (g)                      250,000      250,000
      8 3/4% Senior Notes due 2007 (h)                      225,000           --
      8 3/8% Senior Notes due 2017 (i)                      100,000           --
      8 3/8% Senior Notes due 2007 (j)                      100,000           --
      Senior Discount Notes due 2008, Series B (k)          258,132           --
      Subsidiary 8 7/8% Senior notes due 2001 (l)                --      250,000
      Subsidiary 9.47% Senior secured notes due 2002 (m)    100,000      100,000
      Subsidiary 10 1/8% Senior notes due 2005 (n)               --      100,000
      Subsidiary revolving credit and term loan (o)          54,000       53,500
      Subsidiary credit facility (p)                             --       74,000
      Subsidiary credit facility (q)                             --        5,000
      Subsidiary credit facility (r)                         52,000           --
      Other, including Australian operations (1997)             100       15,111
                                                         ----------   ----------
          Long - term debt - continuing operations        2,029,102    2,201,992
                                                         ----------   ----------

      Australian Operations                                  10,546           --
      Subsidiary 8 7/8% Senior notes due 2001 (l)           250,000           --
      Subsidiary 10 1/8% Senior notes due 2005 (n)          100,000           --
      Subsidiary credit facility (p)                        150,000           --
      Subsidiary credit facility (q)                         10,000           --
                                                         ----------   ----------
          Long-term debt-discontinued operations            520,546           --
                                                         ----------   ----------
          Total                                           2,549,648    2,201,992
                                                         ==========   ==========
      Current maturities of long-term debt:
          Continuing operations                              20,050       15,011
          Discontinued operations                            10,546           --
                                                         ----------   ----------
                                                         $   30,596   $   15,011
                                                         ==========   ==========

As of May 31, 1997, long-term debt related to discontinued operations totaled $443,961.

(a) On August 4, 1995, as amended August 12, 1996, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a three year, $525,000 unsecured revolving credit facility which converts to a five year term loan. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. At May 31, 1998, no amounts were outstanding under the CCC-I credit facility.

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

(b) On June 30, 1994, as amended August 12, 1996, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company entered into a three year $350,000 unsecured revolving credit facility which converts to a five year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. At May 31, 1998, no amounts were outstanding under the CCC-II credit facility.

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

(c) On August 21, 1992, the Company issued Senior Notes Due 2000 ("9 1/2% Notes") in the principal amount of $150,000 which mature on August 15, 2000. The 9 1/2% Notes bear interest at 9 1/2% payable semiannually on February 15 and August 15 of each year commencing February 15, 1993. At May 31, 1998 and 1997 the 9 1/2% Notes were trading at 105% and 103.3% of par or $157,500 and $154,950, respectively.

(d) On February 13, 1992, the Company issued Senior Notes Due 2002 ("the 9 3/4% Notes") in the principal amount of $200,000 which mature on February 15, 2002. The notes bear interest at 9 3/4% payable semiannually on February 15 and August 15 of each year commencing August 15, 1992. At May 31, 1998 and 1997, the 9 3/4% Notes were trading at 107% and 104.2% of par or $214,000 and $208,400 respectively.

(e) On April 1, 1993, the Company issued Zero Coupon Senior Discount Notes Due 2003 ("the Discount Notes") in the discounted amount of $183,678 yielding 8.875% annually to maturity. The Discount Notes mature on March 15, 2003 at $444,000. There will be no periodic payments of interest on the Discount Notes, and they may not be redeemed prior to maturity. During the years ended May 31, 1998 and 1997, approximately $24,489 and $22,419 of interest, respectively was amortized in the consolidated financial statements. At May 31, 1998 and 1997, the Notes were trading at 67% and 58.13% of par or $297,480 and $258,097 respectively. The accreted value of the Discount Notes at May 31, 1998 was $289,870.

(f) On March 6, 1995, the Company issued unsecured Senior Notes due 2005 ("the 9 1/2% Notes") in the principal amount of $250,000 which mature March 1, 2005. The Notes bear interest at 9 1/2% payable semi-annually on March 1 and September 1 of each year commencing September 1, 1995. At May 31, 1998 and 1997, the Notes were trading at 106.75% and 102.8% of par or $266,875 and $257,075,
respectively.

(g) On January 17, 1997, the Company issued Senior Notes Due 2007 ("8 7/8% Notes") in the principal amount of $250,000 which mature on January 15, 2007. The 8 7/8% Notes bear interest at 8 7/8% payable semiannually on January 15 and July 15. At May 31, 1998 and 1997 the Notes were trading at 104.25% and 97.11% of par or $260,625 and $242,775, respectively.

The net proceeds received by the Company from the sale of the 8 7/8% Notes, of approximately $244,607, were used to temporarily repay a portion of the long-term debt outstanding under two credit agreements executed by subsidiaries of the Company. The net proceeds were used to retire $204,000 aggregate principal amount of 11 7/8% Senior Subordinated Debentures due 2003 issued by the Company in October 1991 (the "11 7/8% Debentures). The 11 7/8% Debentures were called by the Company on April 15, 1997 at a redemption price of 105% of the principal amount thereof. Accordingly, the amount required to retire the 11 7/8% Debentures at such time was $214,200 plus accrued interest of $12,113. The effect of the redemption resulted in an extraordinary loss on early retirement of debt in fiscal 1997 of approximately $7,582, net of income taxes of $5,379, reflecting the call premium and write-off of deferred financing costs. The balance of the net proceeds may be used by the Company for general corporate purposes, including but not limited to the financing of capital expenditures, investments, purchases of the Company's securities and acquisitions.

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 available under the July 1994 registration statement. The registration became effective July 15, 1997.

(h) On September 29, 1997, the Company issued 8 3/4% Senior Notes due 2007 (the "8 3/4% Notes") in the principal amount of $225,000, which mature on October 1, 2007. The 8 3/4% Notes bear interest at 8 3/4% payable semiannually on April 1 and October 1 of each year commencing April 1, 1998. At May 31, 1998 the 8 3/4% Notes were trading at 103.75% of par or $233,438.

(i) On November 13, 1997, the Company issued 8 3/8% Senior Notes due 2017 (the "8 3/8% Notes") in the principal amount of $100,000, which mature on November 15, 2017. The 8 3/8% Notes bear interest at 8 3/8% payable semiannually on May 15 and November 15 of each year commencing May 15, 1998. At May 31, 1998, the 8 3/8% Notes were trading at 99.44% of par or $99,440.

(j) On December 10, 1997, the Company issued 8 3/8% Senior Notes due 2007 (the "Senior Notes due 2007") in the principal amount of $100,000, which mature on December 15, 2007. The Senior Notes due 2007 bear interest at 8 3/8% payable semiannually on June 15 and December 15 of each year commencing June 15, 1998. At May 31, 1998, the Senior Notes due 2007 were trading at 101.5% of par or $101,500.

The net proceeds received by the Company from the issuance of the 8 3/4% Notes, the 8 3/8% Notes and the Senior Notes due 2007 of $410,449 were used by the Company to temporarily repay portions of the long-term debt outstanding under the Company's CCC-I and CCC-II credit agreements.

(k) On January 15, 1998, the Company issued $605,000 principal amount at maturity of Senior Discount Notes due 2008, Series A ("Senior Discount Notes") to a qualified institutional buyer under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Private Placement Offering"). The Senior Discount Notes were sold at a discount of 41.266% from the principal amount due at maturity (the "Original Issue Discount"). The Original Issue Discount began accruing on the Senior Discount Notes on January 15, 1998 and will continue accruing during the period in which the Senior Discount Notes remain outstanding. The Original Issue Discount represents an annual yield to maturity of 9.05% based on the issue price of the Senior Discount Notes. There will be no periodic payments of interest on the Senior Discount Notes. The Senior Discount Notes are senior unsecured obligations of the Company, may not be redeemed prior to maturity and will not be entitled to the benefit of any sinking fund.

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

On March 2, 1998, the Company filed a registration statement with the SEC relating to the exchange of all outstanding Senior Discount Notes due 2008, Series A for Senior Discount Notes, Series B (the "Senior Discount Notes, Series B"). The terms of the Senior Discount Notes, Series B are identical in all material respects to the Senior Discount Notes, except that the Senior Discount Notes, Series B were registered under the Securities Act of 1933, as amended, and therefore the transfer of the Senior Discount Notes, Series B are not restricted. This registration statement became effective on March 17, 1998.

During the year ended May 31, 1998, approximately $8,473 of interest was amortized in the consolidated financial statements related to the Senior Discount Notes, Series B. At May 31, 1998, the Senior Discount Notes, Series B were trading at 44% of par or $266,200.

On January 7, 1998, the Company filed a shelf registration statement with the SEC for $500,000 of the Company's debt securities, augmenting the remaining $77,000 under the shelf registration statement filed on April 4, 1997. The registration statement became effective on January 28, 1998. The debt securities may be issued from time to time, in series, on terms to be specified in one or more prospective supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of May 31, 1998, there was $577,000 available for issuance under this shelf registration.

The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

(l) On November 15, 1993, Centennial issued $250,000 of eight year unsecured Senior Notes (the 8 7/8% Notes). The interest on these notes is payable semi-annually at an interest rate of 8 7/8%. The interest is computed on the basis of a 360-day year (twelve 30 day months). The maturity date of the 8 7/8% Notes is November 1, 2001 unless redeemed earlier at the option of Centennial, however not prior to May 1, 1999. If early redemption is sought during the twelve-month period beginning May 1 of each of the following years, the redemption price is calculated using:

                             Year               Percentage
                             ----               ----------
                             1999                 105.25%
                             2000                 103.50%
                             2001                 101.75%

The proceeds of the 8 7/8% Notes were used to retire all outstanding bank debt. Costs associated with the bond offering were capitalized and are being written off on a straight-line basis over the expected life of the issue. At May 31, 1998 and 1997, the 8 7/8% Notes were trading at 104.01% and 99.47% of par or $260,025 and $248,675, respectively. At May 31, 1998, the $250,000 of 8 7/8%
Notes were included in Net Assets of Discontinued Operations in the accompanying consolidated balance sheet.

(m) On December 31, 1992, Century-ML Cable Corporation ("CML") and Century/ML Cable Venture ("CCV"), subsidiaries of the Company through which the Company owns a 50% interest in cable television systems in Puerto Rico, entered into separate note agreements (the "Note Agreements") with a group of institutional lenders providing for the issuance by CML of $100,000 aggregate principal amount of its 10-year 9.47% Senior Secured Notes Due 2002. Interest on the Notes is payable semiannually and principal will be payable in installments of 20% of the original principal amount beginning on September 30, 1998, with final maturity at September 30, 2002. The Notes are subject to various other prepayment provisions, including prepayment with premium at the option of CML at any time prior to their expressed maturity and prepayment with premium at the option of the holders thereof upon the occurrence of certain events involving changes in control of CML and CCV. The Notes are entitled to the benefits of certain security agreements and guarantees, including a guaranty by CCV of the payment of all principal of, premium, if any, and interest on the notes. The notes are secured by substantially all of the assets of CCV. The estimated fair value of the notes at May 31, 1998 was approximately $103,860.

(n) On May 11, 1995, Centennial issued $100,000 of ten year unsecured Senior Notes ("the 10 1/8% Notes"). The interest on the 10 1/8% Notes is payable semi-annually on the basis of a 360-day year (twelve 30 day months). The 10 1/8% Notes rank pari passu with Centennial's 8 7/8% Notes and may not be redeemed prior to maturity on May 15, 2005. Costs associated with the May 11, 1995 bond offering were capitalized and will be written off on a straight-line basis over the expected life of the issue. At May 31, 1998 and 1997, the 10 1/8% Notes were trading at 110.87% and 104.25% of par or

$110,870 and $104,250, respectively. At May 31, 1998, the $100,000 of 10 1/8%
Notes were included in Net Assets of Discontinued Operations in the accompanying consolidated balance sheet.

Both the 8 7/8% and 10 1/8% Notes restrict Centennial from directly or indirectly declaring or paying any dividends on its presently or subsequently issued common stock, limit the ability of Centennial to incur additional indebtedness and limit making any distributions of assets to its stockholders. At May 31, 1998, Centennial was in compliance with all covenants of the Notes.

(o) On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year, $80,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b)"Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined. At May 31, 1998, $54,000 was outstanding under the CVC credit facility.

The agreement expires on February 28, 2004 and provides for a reduction in the aggregate commitment, among other possible reductions, in the following amounts:

          Last day              Last day          Last day            Last day
Year     of February             of May           of August          of November
----     -----------            --------          ---------          -----------
1998      $     --              $     --            $1,875             $1,875
1999         1,875                 1,875             2,500              2,500
2000         2,500                 2,500             3,125              3,125
2001         3,125                 3,125             3,750              3,750
2002         3,750                 3,750             3,750              3,750
2003         3,750                 3,750             6,667              6,667
2004         6,666                    --                --                 --

(p) Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of Centennial, has a four year, $180,000 revolving credit facility, as amended, which converts to a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The interest rate payable to CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.5%, adjusted for the maintenance of certain specified ratios, as applicable. The Puerto Rico Credit Facility is non-recourse to Centennial and the Company. The Puerto Rico Credit Facility is secured by substantially all of the assets of CPRW and its direct subsidiaries. At May 31, 1998, $150,000 was outstanding under the Puerto Rico Credit Facility and included in Net Assets of Discontinued Operations in the accompanying consolidated balance sheet.

(q) On September 12, 1996, Centennial entered into a $75,000 credit facility with Citibank, N.A., which was amended April 22, 1997 and then further amended on July 28, 1997 and September 25, 1997 (the "Centennial Credit Facility"). The Centennial Credit Facility terminates on January 31, 2001. Approximately $35,000 of the facility was used to fund a wireless telephone system acquisition and has since been repaid. The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Centennial Credit Facility is based at the election of

Centennial, on (a) the "Base Rate", as defined, plus a margin of 2% or (b) the "Eurodollar Rate", as defined, plus a margin of 3%. The Centennial Credit Facility is secured by the pledge of stock of certain of Centennial's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The Centennial Credit Facility is further guaranteed by certain of Centennial's subsidiaries holding Investment Interests. At May 31, 1998, $10,000 was outstanding under the Centennial Credit Facility and included in Net Assets of Discontinued Operations in the accompanying consolidated balance sheet.

(r) On April 15, 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year, $200,000 revolving credit facility with Bank of America and Societe General, which converts into a five-year term loan. The facility is secured by the assets of CCCTV. The loan is non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments commencing June 30, 2000 and expiring on March 31, 2005. The agreement provides for mandatory principal repayments, among other possible reductions, in the following percentages:

               Last Day of     Last day of     Last day of      Last day of
      Year        March            June         September         December
      ----     -----------     -----------     -----------      -----------
      2000          --            2.33%            2.33%            2.33%
      2001        4.00%           4.00%            4.00%            4.00%
      2002        5.00%           5.00%            5.00%            5.00%
      2003        5.25%           5.25%            5.25%            5.25%
      2004        7.13%           7.13%            7.13%            7.13%
      2005        7.50%             --               --               --

The facility requires mandatory prepayments of principal refinancing under certain circumstances (as specified in the agreement). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate or the Eurodollar rate, plus the applicable margin (as defined in the agreement). The principal use of proceeds will be to fund acquisitions as well as general corporate purposes. As of May 31, 1998 $52,000 was outstanding under the facility.

The subsidiaries' credit facilities and the Company's public debt securities, among other things, require the maintenance of certain financial and operating covenants, restrict the use of proceeds from such borrowing, limit the incurrence of additional indebtedness, restrict the purchase or redemption of its capital stock and limit the ability to pay dividends and management fees and make capital expenditures.

During the year ended May 31, 1996, all of the Company's obligations with respect to prior Hedge Agreements expired. Subsequently, the Company entered into a five year interest rate hedge agreement during October 1997 in relation to certain of its fixed rate debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S.D. six (6) month LIBOR or the U.S.D. six (6) month LIBOR set in arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six month LIBOR is set at or below 4.75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone. The net gain or loss, which has not been material, is included in interest expense in the accompanying 1998 consolidated statement of operations and interest paid in the 1998 consolidated statement of cash flows. At May 31, 1998, the estimated fair value of the hedge agreement represents an asset of approximately $413.

The aggregate annual principal payments related to continuing operations for the next five years and thereafter are summarized as follows (amounts in thousands):


            1999                           $     20,050
            2000                                 20,050
            2001                                179,720
            2002                                243,840
            2003                                489,530
            2004 and thereafter               1,576,910
                                           ------------
                                              2,530,100
            Less: unamortized discount         (500,998)
                                           ------------
                                           $  2,029,102
                                           ============

At May 31, 1998, the Company and its subsidiaries were in compliance with all covenants of the above noted agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Stock Purchases

During the year ended May 31, 1998, the Company purchased 1,959,500 shares of Class A Common Stock in the open market for an aggregate purchase price of $12,151 pursuant to previous authorization by the Company's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to May 31, 1998, the Company has not purchased any shares in the open market. As of August 4, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

Leases

At May 31, 1998, the Company's approximate annual lease obligations and expenses (under operating leases) were as follows:

      Pole rentals                                  $    3,651
      Vehicles and equipment                               515
      Antenna site and property access                     359
      Warehouse, studio and office                       4,047
                                                    ----------
                                                    $    8,572
                                                    ==========

The above leases are substantially all short-term or cancelable by either party upon notice.

Letters of Credit

The Company is a party to several available letters of credit totaling $8,463. No payments have been made under these agreements.

Litigation

The Company and its subsidiaries are involved in litigation and regulatory matters which involve certain claims which arise in the normal course of business, none of which individually, or in the aggregate, in the opinion of management, is expected to have a materially adverse effect on the Company's consolidated financial position or results of operations.

NOTE 9. COMMON STOCKHOLDERS' DEFICIENCY

Common Stock

The voting rights with respect to the two classes of Common Stock are as follows: Class A shares entitle the holder to one vote per share, Class B shares entitle the holder to ten votes per share. Shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis upon transfer from the current Class B stockholders. The Company is restricted from paying cash dividends on its common stock by its credit agreements (Note 7).

Treasury Stock

During fiscal 1998 and 1997, the Company purchased 1,959,000 and 171,500 shares, respectively, of the Company's Class A Common Stock in the open market. These shares were accounted for as treasury shares in the respective fiscal years (See
Note 8).

The following table presents changes in the Company's stockholders' equity for the years ended May 31, 1998, 1997 and 1996.

                                                 Common Stock
                               ------------------------------------------------
                                       Class A                  Class B           Additional
                               ---------------------    -----------------------     Paid-in    Accumulated
                                 Shares       Dollars     Shares       Dollars      Capital      Deficit       Other        Total
                               ------------   -------   ----------    ---------   ----------   -----------   ---------    ---------
Balance at June 1, 1995          59,484,685   $ 595     45,406,115    $     454    $ 175,545    $(405,051)   $(123,188)   $(351,645)

Shares issued and acquired in
  connection with employee
  incentive plans                   461,595       4                                    2,971                      (158)       2,817

Net paid in capital contributed
  by minority interests                                                                1,238                                  1,238

Accretion in liquidation value
  of subsidiary preferred stock                                                       (4,256)                                (4,256)

Foreign currency translation
  adjustment                                                                                                      (753)        (753)

Unrealized appreciation of
  marketable securities                                                                                          6,397        6,397

Vesting of subsidiary stock
  options                                                                                306                                    306

Net loss                                                                                         (102,117)                 (102,117)
                                 ----------   -----   ------------    ---------    ---------    ---------    ---------    ---------

Balance at May 31, 1996          59,946,280   $ 599     45,406,115    $     454    $ 175,804    $(507,168)   $(117,702)   $(448,013)

Shares issued in connection
  with employee incentive plans     711,490       7         25,000                     3,948                                  3,955

Class A shares purchased by the
  Company                                                                                                       (2,359)      (2,359)

Class B shares converted to
  Class A shares                    305,000       3       (305,000)          (3)                                                 --

Class A shares issued in
  connection with acquisitions    1,732,357      18                                      (18)                                    --

Subsidiary preferred stock
  dividends                                                                           (4,850)                                (4,850)

Foreign currency translation
  adjustment                                                                                                       462          462

Change in unrealized
appreciation of marketable
securities                                                                                                      (7,950)      (7,950)

Income tax benefit-subsidiary
stock options exercised                                                                1,987                                  1,987

Net loss                                                                                         (141,875)                 (141,875)
                                 ----------   -----   ------------    ---------    ---------    ---------    ---------    ---------
Balance at May 31, 1997          62,695,127   $ 627     45,126,115    $     451    $ 176,871    $(649,043)   $(127,549)   $(598,643)

Share issued in connection
  with employee incentive plans     589,761       6                                    4,533                                  4,539

Class A Shares purchased by the
  Company                                                                                                      (12,576)     (12,576)

Class B shares converted to
  Class A shares                  2,400,000      24     (2,400,000)         (24)                                                 --

Subsidiary preferred stock
  dividends                                                                           (5,225)                                (5,225)

Change in unrealized
  appreciation of marketable
  securities                                                                                                     7,333        7,333

Foreign currency translation
  transferred to discontinued
  operations                                                                                                       291          291

Net loss                                                                                         (120,971)                 (120,971)
                                 ----------   -----   ------------    ---------    ---------    ---------    ---------    ---------
Balance at May 31, 1998          65,684,888   $ 657     42,726,115    $     427    $ 176,179    $(770,014)   $(132,501)   $(725,252)
                                 ==========   =====   ============    =========    =========    =========    =========    =========
                                                                        May 31,
                                                      --------------------------------------
Other stockholders' deficiency items:                     1998           1997        1996
-------------------------------------                 ------------    ---------    ---------
Treasury stock, at cost                               $   (152,697)   $(140,121)   $(137,762)
Unrealized appreciation of
   marketable securities                                    20,196       12,863       20,813
Foreign currency translation
   adjustment                                                   --         (291)        (753)
                                                      ------------    ---------    ---------
                                                      $   (132,501)   $(127,549)   $(117,702)
                                                      ============    =========    =========

                                      F-26

NOTE 10. INCOME TAXES

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

                                                   Year Ended May 31,
                                         --------------------------------------
                                           1998           1997           1996
                                         --------       --------       --------
Current                                  $  7,984       $  7,486       $  2,844
Deferred                                  (22,205)       (38,144)       (37,170)
                                         --------       --------       --------
                                         $(14,221)      $(30,658)      $(34,326)
                                         ========       ========       ========

Income tax expense is included in the Company's consolidated financial statements as follows:

                                                   Year Ended May 31,
                                         --------------------------------------
                                           1998           1997           1996
                                         --------       --------       --------
Continuing operations                    $   (624)      $(23,363)      $(22,730)
Discontinued operations                   (13,597)        (7,295)       (11,596)
                                         --------       --------       --------
                                         $(14,221)      $(30,658)      $(34,326)
                                         ========       ========       ========

Deferred income taxes result primarily from nondeductible depreciation and amortization resulting from book and tax basis differences of certain acquired subsidiaries.

The effective income tax rate of the Company's continuing operations differs from the statutory rate as a result of the effect of the following items:

                                                      Year Ended May 31,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
Computed tax benefit at federal
    statutory rate on loss from continuing
    operations before income taxes and
    minority interest                          $(23,383)   $(24,586)   $(23,581)
Computed tax benefit of
    Unconsolidated Tax Group                     (7,006)     (3,600)      1,968
Recognized tax benefit of
    Unconsolidated Tax Group                      2,014       2,155        (790)
Nondeductible amortization
    resulting from acquired
    subsidiaries                                  1,192       1,131       2,433
State and local income taxes,
    net of federal income tax
    effect                                       (4,622)     (3,782)     (2,760)
Tax benefits related to net operating
    and capital loss carryforwards
    not recognized and changes in
    valuation allowance                          30,998       5,284          --
Other                                               183          35          --
                                               --------    --------    --------
                                               $   (624)   $(23,363)   $(22,730)
                                               ========    ========    ========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and (liabilities) are as follows:

                                                         Year Ended May 31,
                                                     --------------------------
                                                       1998             1997
                                                     ---------        ---------
Deferred Tax Assets:
Tax loss carryforward                                $ 224,083        $ 200,974
Valuation allowance                                   (129,179)         (99,778)
                                                     ---------        ---------
                                                     $  94,904        $ 101,196
                                                     =========        =========
Deferred Tax Liabilities:

Amortization of intangible assets                    $  32,099        $  86,575
Depreciation of fixed assets                            67,975           68,580
                                                     ---------        ---------
                                                     $ 100,074        $ 155,155
                                                     =========        =========

Net deferred tax liabilities                         $   5,170        $  53,959
                                                     =========        =========

At May 31, 1997, net deferred tax liabilities of $43,977 related to discontinued operations.

The Company and its subsidiaries, except for the Unconsolidated Tax Group, have an investment tax credit carryover (after the 35% reduction mandated by TRA 86) for federal income tax purposes of approximately $11,428 and net operating loss carryforwards for federal income tax purposes of approximately $539,287 expiring through 2002 and 2013, respectively.

Century Venture Corporation and Subsidiaries have an investment tax credit carryover of approximately $2,032 and net operating loss carryforwards of approximately $8,181 which will expire through 2002 and 2008, respectively.

The operations of CPRW and Century ML Cable Venture and Subsidiary are subject to Puerto Rico income taxes.

NOTE 11. JOINT VENTURES

The combined operations and certain other information related to the 50% indirectly owned Century Venture Corp. and Subsidiaries, Century-ML Cable Venture and Subsidiary and Citizens Century Cable Television Venture included in the consolidated financial statements of the Company are as follows:

                                                            Year Ended May 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
Combined Statement of Operations Data

Revenues                                                  $122,543      $110,811
Costs and expenses:
        Costs of services                                   34,781        32,072
        Selling, general and administrative                 21,272        18,681
        Depreciation and amortization                       30,638        36,660
                                                          --------      --------
                                                            86,691        87,413
                                                          --------      --------


Operating Income                                            35,852        23,398
Interest expense                                            15,833        13,114
                                                          --------      --------
Income before taxes                                         20,019        10,284
Income tax provision                                         2,356         1,957
                                                          --------      --------
        Net Income                                        $ 17,663      $  8,327
                                                          ========      ========
Combined Balance Sheet Data
Property, plant and equipment - net                       $136,866      $102,572
Total assets                                               389,495       311,766
Long-term debt                                             206,000       153,500
Total liabilities                                          255,940       195,875

The Company's joint venture partner, ML Media Partners, L.P. ("Media Partners") has the right to cause a sale of Century-ML Cable Venture and Subsidiary. If Media Partners proposes such a sale, the Company will have the right to purchase Media Partners' interest for the appraised fair market value of Media Partners' 50% interest in Century-ML Cable Venture and Subsidiary.

NOTE 12. EMPLOYEE BENEFIT PLANS

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

For any participant who owns shares possessing more than 10% of the voting rights of the Company's outstanding common stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may be no longer than five years. Options become exercisable at such time or times as the Stock Option Committee may determine when it grants options. All options granted on or before December 31, 1985 must be exercised in the sequence in which they were granted. The Option Plans permit the exercise of options by the payment of cash or mature shares of Class A Common Stock equal in value to the option price. Under the terms of the Option Plan with respect to options granted on or before December 31, 1986, the aggregate fair market value of the Class A Common Stock (determined at the date of the option grant) for which any employee may be granted incentive stock options in any calendar year may not exceed $100, plus certain carry-over allowances from the previous three years. Options granted under the Option Plans are not transferable by the holder other than by will or the laws of descent and distribution.

As of May 31, 1998, approximately 226 employees were participating in the Option Plans.

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

Options granted under the Directors' Option Plan are nonqualified options not qualifying as incentive stock options under Section 422 of the Code. The option price that shares of the Company's Class A Common Stock may be purchased upon exercise of any option granted under the Directors' Option Plan, will be the fair market value of such shares on the last trading day prior to the date of the grant of such option. The Directors' Option Plan permits the exercise of options in cash, mature shares of Class A Common Stock valued at the fair market value on the date of purchase or a combination thereof. The maximum term of each option is five years and six months immediately succeeding the date of grant. Options granted under the Directors' Option Plan are not transferable by the holder other than by will or the laws of descent and distribution. Under the 1993 Directors' Option Plan, options to purchase 3,000 shares of Class A Common Stock were granted during each of the fiscal years ended May 31, 1998, 1997 and 1996 at an exercise price of $7.75, $7.00 and $8.63 per share, respectively. As of May 31, 1998, 6,000 options were outstanding under the Directors' Option Plan, of which 1,200 were exercisable.

A summary of the status of the Company's stock options as of May 31, 1996, 1997 and 1998 and changes during the years then ended is presented below:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                 Number             Price
                                                 ----------      --------
1996     Outstanding at June 1, 1995              2,961,041        $ 7.16
         Granted                                    186,000          8.86
         Exercised                                 (338,109)         3.53
         Canceled                                  (162,418)         7.43
                                                  ---------
         Outstanding at May 31, 1996              2,646,514          7.73

1997     Granted                                  2,915,909          6.70
         Exercised                                 (401,440)         5.46
         Canceled                                (1,703,933)         8.69
                                                  ---------
         Outstanding at May 31, 1997              3,457,050          6.66

1998     Granted                                     10,000          6.44
         Exercised                                 (340,836)         6.34
         Canceled                                  (242,415)         6.66
                                                  ---------
          Outstanding at May 31, 1998             2,883,799          6.70
                                                  =========

The number of the Company's options which were exercisable at May 31, 1998, 1997 and 1996 were 1,598,650, 1,566,966, and 1,568,965 respectively. The weighted average exercise prices of such options were $6.62, $6.55, and $7.60 and at May 31, 1998, 1997 and 1996, respectively.

Of the Company's options granted during fiscal 1998, 1997 and 1996, 0, 1,175,072 and 27,500 options, respectively, had exercise prices that were at least equal to 110% of the fair market value of the Company's Class A Common Stock at the date of grant. The following table summarizes information about the Company's options outstanding at May 31, 1998:

Range of         Number        Weighted Average       Weighted        Number          Weighted
Exercise         Outstanding   Remaining               Average      Exercisable        Average
Prices           at 5/31/98    Contractual Life    Exercise Price   at 5/31/98     Exercise Price
------           ----------    ----------------    --------------   ----------    ---------------
$ 4.00 - $8.69   2,883,799       6.13 years        $6.70             1,598,650        $ 6.62
                 =========       ==========        =====             =========        ======

The estimated fair value of the Company's options granted during fiscal 1998 was immaterial. The fair value of options granted during fiscal 1997 and 1996 were $2.29 per share and $3.04 per share, respectively.

Employee Stock Purchase Plan

On December 5, 1985, the Company adopted the 1985 Employee Stock Purchase Plan. On October 26, 1994, the Board of Directors and shareholders approved an amendment to the Company's 1985 Employee Stock Purchase Plan (the "Amended Purchase Plan"). Under the Amended Purchase Plan, eligible employees (which generally includes all full-time employees of the Company) may subscribe for shares of Class A Common Stock at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock on the first day or last day of the purchase period, whichever is lower. Payment of the purchase price of the shares will be made in installments through payroll deductions, with no right of prepayment. The Company has reserved 1,125,767 shares of Class A Common Stock for issuance under the Amended Purchase Plan. The Amended Purchase Plan is administered by the Compensation Committee. As of May 31, 1998, no shares of Class A Common Stock were subscribed for under the Amended Purchase Plan.

Equity Incentive Plan

The Company's 1992 Equity Incentive Plan (the "Equity Plan") was adopted by the Board of Directors and approved by the stockholders on October 28, 1992 and amended on October 31, 1997. The plan permits the issuance of up to 1,613,945 shares of the Company's Class A Common Stock for high levels of performance and productivity by officers and other management employees of the Company. The Equity Plan is administered by the Company's Board of Directors. The plan authorizes the Board of Directors to grant stock based awards that include but are not limited to, restricted stock, performance shares and deferred stock. The Board of Directors determines the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant.

Generally, an employee will realize compensation taxable as ordinary income, and the Company will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of Class A Common Stock received by the employee.

During the years ended May 31, 1998, 1997 and 1996 and the Company granted 170,000, 230,897 and 72,500 shares of restricted stock with weighted average fair values at the date of grant of $6.87, $8.07 and $10.25 per share, respectively. Through May 31, 1998, the Company had granted 968,027 shares of restricted stock to nine officers and employees of the Company. The restrictions primarily lapse at the rate of 20% per year over a five-year period. As of May 31, 1998, 645,918 shares were available for awards under the Equity Plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to their stock option, and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's Consolidated net loss and Consolidated net loss per common share for the years ended May 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                                     1998         1997         1996
                                                     ----         ----         ----
Consolidated net loss applicable to common shares:
      As reported:
      Loss from continuing operations             $ (83,107)   $ (58,715)   $ (51,439)
      Loss from discontinued operations             (43,089)     (80,428)     (54,934)
                                                  ---------    ---------    ---------
      Loss before extraordinary item               (126,196)    (139,143)    (106,373)
      Extraordinary item                                 --       (7,582)          --
                                                  ---------    ---------    ---------
      Net loss                                    $(126,196)   $(146,725)   $(106,373)
                                                  =========    =========    =========

                                                     1998         1997         1996
                                                     ----         ----         ----
      Pro forma:
      Loss from continuing operations             $ (84,540)   $ (59,424)   $ (51,608)
      Loss from discontinued operations             (43,089)     (80,428)     (54,934)
                                                  ---------    ---------    ---------
      Loss before extraordinary item               (127,629)    (139,852)    (106,542)
      Extraordinary item                                 --       (7,582)          --
                                                  ---------    ---------    ---------
      Net loss                                    $(127,629)   $(147,434)   $(106,542)
                                                  =========    =========    =========

Consolidated net loss per common share:
      As reported:
      Loss from continuing operations             $   (1.11)   $    (.78)   $    (.70)
      Loss from discontinued operations                (.58)       (1.08)        (.74)
                                                  ---------    ---------    ---------
      Loss before extraordinary item                  (1.69)       (1.86)       (1.44)
      Extraordinary item                                 --         (.10)          --
                                                  ---------    ---------    ---------
      Net loss per common share                   $   (1.69)   $   (1.96)   $   (1.44)
                                                  =========    =========    =========

      Pro forma:
      Loss from continuing operations             $   (1.13)   $    (.79)   $    (.70)
      Loss from discontinued operations                (.58)       (1.08)        (.74)
                                                  ---------    ---------    ---------
      Loss before extraordinary item                  (1.71)       (1.87)       (1.44)
      Extraordinary item                                 --        (0.10)          --
                                                  ---------    ---------    ---------
      Net loss per common share                   $   (1.71)   $   (1.97)   $   (1.44)
                                                  =========    =========    =========

The fair value of options granted under the Company's stock option plans during fiscal 1998 was immaterial. The fair values of options granted during fiscal 1997 and 1996 were estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used: expected volatility of 40.82%, risk free interest rate of 6%, and expected lives of option grants of 3 years. Proforma compensation cost related to shares purchased under the Company's Employee Stock Purchase Plan is measured based on the discount from market value.

Incentive Award Plan

An Incentive Award Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by the stockholders of the Company on December 5, 1985. The Incentive Plan permits the grant of awards to key employees of the Company and its subsidiaries, which may include directors and officers, payable in cash or shares of Class A Common Stock. The Company has reserved 559,529 shares of Class A Common Stock for issuance under the Incentive Plan. The awards are payable in five to ten equal annual installments on January 1 of the succeeding years after the grant of the award, provided that the recipient is an employee on the installment payment date. The Incentive Plan is administered by the Compensation Committee, which selects the recipients of awards as well as the amount of such awards. The Board of Directors may amend the Incentive Plan. Awards granted under the Incentive Plan may not be transferred by the recipients and may be forfeited in the event of the recipient's termination of employment. At May 31, 1998, no grants were outstanding.

Stock Equivalent Plan

The Company's 1985 Stock Equivalent Plan (the "Equivalent Plan") was adopted by the Board of Directors and approved by the stockholders on December 5, 1985. The Equivalent Plan permits the grants of units of Class A Common Stock Equivalents ("units") to key employees of the Company and its subsidiaries, including officers and directors. The Equivalent Plan is administered by the Compensation Committee which selects the employees to be granted units, determines the number of units covered by each grant, determines the time or times when units will be granted and the conditions subject to which any amount may become payable with respect to the units, and prescribes the form of instruments evidencing units granted under the Plan. Payments for units may be made by the Company in cash or in mature shares of Class A Common Stock at the fair market value of the units on the date of payment. The Company has reserved 566,155 shares of Class A Common Stock for issuance under the Equivalent Plan. Under the terms of the Equivalent Plan, the total number of units included in all grants to any participant may not exceed 10% of the total number of units for which grants may be made under the Equivalent Plan. Units granted under the Equivalent Plan are not transferable by the holder other than by will or the laws of descent and distribution. As of May 31, 1998, no units have been granted under the Equivalent Plan.

Retirement Plans

Effective April 1, 1992, the Company adopted a 401(k) defined contribution retirement plan covering employees of its wholly-owned cable subsidiaries who are not covered by collective bargaining arrangements. Effective July 1, 1992, the Company adopted a similar 401(k) plan covering employees of its wholly-owned cable subsidiaries who are covered by collective bargaining agreements. If a participant decides to contribute, a portion of the contribution is matched by the Company. Total expense under the plans was approximately $1,367, $1,168 and $855, for the years ended May 31, 1998, 1997 and 1996, respectively.

NOTE 13. REGULATORY MATTERS

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 ("the 1992 Cable Act"). The 1992 Act substantially reregulated the cable television industry and imposed numerous requirements, including provisions regarding rates which may be regulated by the applicable local franchising authority and those to be regulated by the FCC, exclusive programming arrangements, the carriage of broadcast signals, customer service standards, leased access channels, VCR compatibility and various other matters.

On February 8, 1996, "The Telecommunications Act of 1996" ("the Act"), was signed into law. The new law alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act deregulates (except for basic service) cable service rates over a three year period.

NOTE 14. STRATEGIC PARTNERSHIP

On December 10, 1997, the Company and TCI Communications, Inc. ("TCI") signed a letter of intent to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 245,000 customers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 500,000 customers in the area of Southern California, including approximately 90,000 subscribers to be acquired in an exchange of cable systems described below. The Company will manage the newly combined cable systems and own approximately 75 percent of the Partnership.

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in Northern California for certain cable systems owned by TCI in Southern California allowing each of them to unify operations in existing service areas. TCI will exchange its East San Fernando Valley cable system serving approximately 90,000 subscribers for the Company's Northern California cable systems, serving approximately 90,000 subscribers in the communities of San Pablo, Benicia, Fairfield and Rohnert Park, California.

The Company and TCI are currently involved in the due diligence process and are continuing to negotiate with respect to these transactions. These transactions are subject to the signing of definitive agreements and to all appropriate regulatory and other approvals. There is no assurance that the Company will obtain such approvals or that such transactions will be consumated.

NOTE 15. CABLE TELEVISION OPERATIONS AND DISCONTINUED SEGMENTS

The financial information which follows is that of Century Communications Corp. before the consolidation of its discontinued operations: Centennial Cellular Corp. and the Australian Operations; Centennial Cellular Corp., which comprises the Company's discontinued wireless telephone business segment; the Company's discontinued Australian Operations; as well as consolidated information.

                          BALANCE SHEET FINANCIAL DATA
                                  May 31, 1998

                                               Century
                                            Communications
                                            Corp. before
                                           consolidation of                                   Reclassifications
                                             Centennial         Centennial      Australian           and
                                            and Australia     Cellular Corp.    Operations       Eliminations    Consolidated
                                            -------------     --------------    ----------       ------------    ------------
ASSETS

Current assets:
   Cash and short-term investments             $   285,498     $    14,620     $     3,666      $   (18,286)     $   285,498

   Accounts receivable - net                        16,109          37,178           1,335          (38,513)          16,109

   Prepaid expenses and other
    current assets                                   3,465           7,852             451           (8,303)           3,465

   Net assets of discontinued operations                --              --              --           37,323           37,323
                                               -----------     -----------     -----------      -----------      -----------

           Total current assets                    305,072          59,650           5,452          (27,779)         342,395

Property, plant and equipment - net                565,965         263,661          11,005         (274,666)         565,965

Investment in marketable equity securities          52,451              --              --               --           52,451

Investment in Centennial Cellular
 Corp. at cost                                     139,685              --              --         (139,685)              --

Equity investments in cable television and
 wireless telephone systems - net                  147,935          87,634           1,204         (236,773)              --

Debt issuance cost - net                            33,829           8,538              --           (8,538)          33,829

Cable television franchise - net                   344,612              --           4,337           (4,337)         344,612

Wireless telephone licenses - net                       --         295,943              --         (295,943)              --

Excess of purchase price over value of
 net assets acquired - net                         166,570         124,533              --         (124,533)         166,570

Other assets                                         9,360           7,458              --           (7,458)           9,360
                                               -----------     -----------     -----------      -----------      -----------
                                               $ 1,765,479     $   847,417     $    21,998      $(1,119,712)     $ 1,515,182
                                               ===========     ===========     ===========      ===========      ===========

                          BALANCE SHEET FINANCIAL DATA

                                  May 31, 1998


                                                   Century
                                                Communications
                                                Corp. before
                                               consolidation of                                   Reclassifications
                                                 Centennial         Centennial      Australian           and
                                                and Australia     Cellular Corp.    Operations       Eliminations    Consolidated
                                                -------------     --------------    ----------       ------------    ------------
LIABILITIES AND COMMON STOCKHOLDERS'
EQUITY (DEFICIENCY)

Current Liabilities:
   Current maturities of long-term
    debt                                         $    20,050      $        --      $    10,546      $   (10,546)     $    20,050
   Accounts payable and accrued
    expenses                                         133,482           74,685           16,367          (91,052)         133,482
                                                 -----------      -----------      -----------      -----------      -----------

           Total current liabilities                 153,532           74,685           26,913         (101,598)         153,532

Long-term debt                                     2,009,052          510,000               --         (510,000)       2,009,052

Other deferred income                                 10,650            2,200               --           (7,200)           5,650

Deferred income taxes                                  5,170           26,584               --          (26,584)           5,170

Minority interest in subsidiaries                     67,030               --               --               --           67,030

Due to parent                                             --               --          147,935         (147,935)              --

Convertible redeemable preferred stock                    --          186,287               --         (186,287)              --

Second series convertible redeemable
 preferred stock                                          --            7,252               --           (7,252)              --

Commonstockholders' equity (deficiency):
   Common stock, par value $.01 per
    share:
       Class A                                           657              167               --             (167)             657
       Class B                                           427              105               --             (105)             427

   Additional paid-in capital                         91,132          358,018               --         (272,971)         176,179
   Other                                            (132,501)         (33,643)             875           32,768         (132,501)
   Accumulated deficit                              (439,670)        (284,238)        (153,725)         107,619         (770,014)
                                                 -----------      -----------      -----------      -----------      -----------
           Total common stockholders' equity
           (deficiency)                             (479,955)          40,409         (152,850)        (132,856)        (725,252)
                                                 -----------      -----------      -----------      -----------      -----------
                                                 $ 1,765,479      $   847,417      $    21,998      $(1,119,712)     $ 1,515,182
                                                 ===========      ===========      ===========      ===========      ===========

                     STATEMENT OF OPERATIONS FINANCIAL DATA
                             Year Ended May 31, 1998

                                                Century
                                             Communications
                                             Corp. before
                                            consolidation of                                  Reclassifications
                                              Centennial        Centennial      Australian           and
                                             and Australia    Cellular Corp.    Operations       Eliminations    Consolidated
                                             -------------    --------------    ----------       ------------    ------------
Revenues:
   Service income (1)                         $   484,736      $   237,501      $    35,257      $  (272,758)     $   484,736
                                              -----------      -----------      -----------      -----------      -----------
Costs and expenses:
   Cost of services                               103,932           54,818               --          (54,818)         103,932
   Selling, general and administrative            122,307           81,790               --          (81,790)         122,307
   Depreciation and amortization                  154,029          114,194           10,849         (125,043)         154,029
   Write down of Australian assets                     --               --           12,814          (12,814)              --
   Australian operations                               --               --           31,009          (31,009)              --
                                              -----------      -----------      -----------      -----------      -----------
                                                  380,268          250,802           54,672         (305,474)         380,268
                                              -----------      -----------      -----------      -----------      -----------

     Operating income (loss)                      104,468          (13,301)         (19,415)          32,716          104,468

Income from equity investments                         --          (13,069)              --           13,069               --
Interest                                          172,608           45,155           10,547          (55,702)         172,608
Other (income) expense                             (1,533)              (5)           2,373           (2,368)          (1,533)
                                              -----------      -----------      -----------      -----------      -----------
   Loss before income tax benefit, and
   minority interest                              (66,607)         (45,382)         (32,335)          77,717          (66,607)

Income tax (benefit)                                 (624)         (13,597)              --           13,597             (624)
                                              -----------      -----------      -----------      -----------      -----------

   Loss before minority interest                  (65,983)         (31,785)         (32,335)          64,120          (65,983)

Minority interest in loss of subsidiaries         (11,899)            (162)              --              162          (11,899)
                                              -----------      -----------      -----------      -----------      -----------

   Loss from continuing operations                (77,882)         (31,947)         (32,335)          64,282          (77,882)

   Discontinued operations                             --               --               --          (43,089)         (43,089)
                                              -----------      -----------      -----------      -----------      -----------
   Net loss                                   $   (77,882)     $   (31,947)     $   (32,335)     $    21,193(2)   $  (120,971)
                                              ===========      ===========      ===========      ===========      ===========

(1) Intersegment sales are not significant. No single customer accounted for more than 10% of revenues.
(2) Represents minority interest share of net loss.

NOTE 16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           Three months ended
                                        ----------------------------------------------------------
                                        August 31,     November 30,    February 28,       May 31,
                                           1995            1995            1996            1996
                                        ---------       ---------       ---------       ---------
Revenues                                $  89,745       $  91,202       $  91,808       $  95,914
Operating income                           18,533          21,167          18,917          17,751
Loss from continuing operations           (20,626)         (8,695)        (10,086)         (7,776)
Loss from discontinued operations          (1,291)        (12,453)        (13,538)        (27,652)
Net loss                                  (21,917)        (21,148)        (23,624)        (35,428)
Loss from continuing operations
   per common share                          (.29)           (.13)           (.16)           (.12)
Loss from discontinued operations
   per common share                          (.02)           (.17)           (.18)           (.37)
Net loss per common share (1)                (.31)           (.30)           (.34)           (.49)


                                                           Three months ended
                                        ----------------------------------------------------------
                                        August 31,     November 30,    February 28,       May 31,
                                           1996            1996            1997            1997
                                        ---------       ---------       ---------       ---------
Revenues                                $ 112,728       $ 115,172       $ 113,542       $ 118,204
Operating income (loss)                    24,648          22,668          24,332          16,195
Loss from continuing operations           (10,004)         (8,698)        (13,963)        (21,200)
Loss from discontinued operations         (51,208)         (8,559)         (9,405)        (11,256)
Loss before extraordinary item            (61,212)        (17,257)        (23,368)        (32,456)
Net loss                                  (61,212)        (17,257)        (23,368)        (40,038)
Loss from continuing operations
   per common share                          (.15)           (.13)           (.20)           (.30)
Loss from discontinued operations
   per common share                          (.69)           (.12)           (.13)           (.14)
Loss before extraordinary item per
  Common share                               (.84)           (.25)           (.33)           (.44)
Net loss per common share (1)                (.84)           (.25)           (.33)           (.54)

                                                           Three months ended
                                        ----------------------------------------------------------
                                        August 31,     November 30,    February 28,       May 31,
                                           1997            1997            1998            1998
                                        ---------       ---------       ---------       ---------
Revenues                                $ 119,564       $ 121,322       $ 120,725       $ 123,125
Operating income                           24,589          24,193          24,941          30,745
Loss from continuing operations           (15,376)        (19,784)        (22,266)        (20,456)
Loss from discontinued operations          (9,193)        (23,828)         (6,852)         (3,216)
Net loss                                  (24,569)        (43,612)        (29,118)        (23,672)
Loss from continuing operations
   per common share                          (.22)           (.28)           (.32)           (.29)
Loss from discontinued operations
   per common share                          (.12)           (.32)           (.09)           (.05)
Net loss per common share (1)                (.34)           (.60)           (.41)           (.34)

(1) See Note 1 Loss per common share.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of August, 1998.

                                       CENTURY COMMUNICATIONS CORP.


                                       By: /s/ LEONARD TOW
                                           --------------------------------
                                           LEONARD TOW
                                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1998 has been signed below by the following persons in the capacities indicated on the 27th day of August, 1998.


/s/ LEONARD TOW                         Chief Executive Officer (principal
------------------------------          executive officer), Chairman and
LEONARD TOW                             Director


/s/ SCOTT N. SCHNEIDER                  Senior Vice President, Chief Financial
------------------------------          Officer, Treasurer (principal financial
SCOTT N. SCHNEIDER                      officer and principal accounting
                                        officer) and Director


/s/ BERNARD P. GALLAGHER                President and Chief Operating Officer
------------------------------          and Director
BERNARD P. GALLAGHER


/s/ WILLIAM KRAUS                       Director
------------------------------
WILLIAM KRAUS


/s/ CLAIRE TOW                          Director
------------------------------
CLAIRE TOW


/s/ DAVID Z. ROSENSWEIG                 Director
------------------------------
DAVID Z. ROSENSWEIG


/s/ JOHN P. COLE. Jr.                   Director
------------------------------
JOHN P. COLE. Jr.


/s/ MICHAEL G. HARRIS                   Director
------------------------------
MICHAEL G. HARRIS


/s/ DAVID R. MILLER                     Director
------------------------------
DAVID R. MILLER

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

                                     EXHIBIT
3.1         Restated Certificate of Incorporation of the Company (filed as
            Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1990 and incorporated herein by reference and Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 6(a)(i) to the Company's Quarterly
            Report on Form 10-Q for the fiscal quarter ended November 30, 1990 and incorporated herein by reference).

3.2 By-laws of the Company, as amended (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1995, and incorporated herein by reference.

4.1         Equity Subscription Agreement, dated as of November 21, 1990, among
            Centennial Cellular, Century Communications Corp, a Texas corporation, and Century Cellular Holding Corp., a New York corporation (filed as Exhibit 4(o) to the Company's Annual Report on
            Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference).

4.2 Indenture, dated as of November 15, 1988, by and between the Company and the Bank of Montreal Trust Company, as Trustee (filed as Exhibit
            4(1) to Amendment No. 7 to the Company's Registration Statement on
            Form S-1 (File No 33-21394) under the Securities Act of 1933, as amended (the "1988 Form S-1"); said 1988 Form S-1 having been filed with the Commission on April 22, 1988 and incorporated herein by reference, and said Amendment No. 7 to the 1988 Form S-1 having been filed with the Commission on November 10, 1988 and incorporated herein by reference).

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

4.10 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between the Company and First Trust of California, National
            Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4.10 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1997, and incorporated herein by reference).

4.11 Sixth Supplemental Indenture, dated as of September 29, 1997, between the Company and First Trust of California, National
            Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 10.2 to the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference).

4.12 Seventh Supplemental Indenture dated as of November 13, 1997 between the Company and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings
            Association, as Trustee (filed as Exhibit 4.1 to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended
            November 30, 1997, and incorporated herein by reference).

4.13 Indenture, dated as of January 15, 1998 between the Company and First Trust of California, National Association, as Trustee (filed as Exhibit 4 to the Company's Registration Statement on Form S-4
            (File No. 333-47161) under the Securities Act of 1933, as amended
            (the "1998 Form S-4"); said 1998 Form S-4 having been filed with the
            Commission on March 2, 1998 and incorporated herein by reference).

            The Company hereby agrees to furnish to the Securities and Exchange
Commission, upon its request, a copy of each instrument omitted pursuant to Item
601(b)(4) (iii) of Regulation S-K.

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

*10.4       Employment Agreement, dated as of January 1, 1997, between the
            Company and Scott N. Schneider (filed as Exhibit 10.4 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1997, and incorporated herein by reference).

*10.5       Employment Agreement, dated as of January 1, 1997, between the
            Company and Michael G. Harris (filed as Exhibit 10.5 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1997, and incorporated herein by reference).

*10.6       Employment Agreement, dated as of January 1, 1997, between the
            Company and Frank Tow (filed as Exhibit 10.6 to the Company's Annual
            Report on Form 10-K for the fiscal year ended May 31,


            1997, and incorporated herein by reference).

*10.7       Employment Agreement, dated as of January 1, 1997, between the
            Company and Clifford A. Bail (filed as Exhibit 10.7 to the Company's
            Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

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

10.11 Agreement for lease dated as of January 1, 1997 by and between Locust Avenue Associates Limited Partnership and Century Texas
            (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

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

*10.17      Non-Employee Director Stock Option Plan of the Company (filed as
            Annex A to the Company's Registration Statement on Form S-8 (File No
            33-34388) under the Securities Act of 1933, as amended, filed with the Commission on April 19, 1990 and incorporated herein by reference).

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

10.24       Amendment No. 1 to Management Agreement and Joint Venture Agreement
            (Century ML Venture), dated September 21, 1987, between Century
            Texas and ML Media Partners, L.P., a Delaware limited partnership
            (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-X for the fiscal year ended May 31, 1989 and incorporated herein by reference).

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

10.29       Eighth Restated Credit Agreement, dated as of July 10, 1990, between
            Century Texas, Century Investors and Citibank, N.A., on behalf of itself and as agent, and The Chase Manhattan Bank (National
            Association), The Bank of Nova Scotia, The First National Bank of
            Chicago, Bank of Montreal, The Royal Bank of Canada, Continental
            Bank N.A., Bankers Trust Company, Nippon Credit Bank, Provident
            National Bank, and Security Pacific National Bank ("the Eighth
            Restated Banks") (filed as an Exhibit to the Company's Current
            Report on Form 8-K, filed July 13, 1990, and incorporated herein by reference).

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

10.37       Pledge and Security Agreement, dated as of October 11, 1989, made by
            Centennial Cellular Corp to Citibank, N.A., as agent for the Cellular Banks, as Amended and Restated pursuant to the Third
            Amendment (filed as an Exhibit to the Company's Quarterly Report on
            Form 10-Q for the quarterly period ended November 30, 1990 and incorporated herein by reference).

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

10.39       Amendment No. 1 dated as of August 9, 1996 among CCC-I, Inc.,
            Pullman TV Cable Co., Inc. and Kootenai Cable, Inc., Citibank, N.A., as agent, and each of the bank parties thereto (filed as Exhibit
            10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

10.40       Amendment No. 1 dated as of August 9, 1996 among CCC-II, Inc.,
            Citibank, N.A., as managing agent, and each of the bank parties thereto (filed as Exhibit 10.40 to the Company's Annual Report on
            Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

10.41       Credit Agreement dated as of April 15, 1997 among Citizens Century
            Cable Television Venture, Bank of America, National Trust and
            Savings Association, as Syndication Agent, and Societe General, as
            Agent, Corestates Bank, N.A., The First National Bank of Boston,
            LTCB Trust Company, and PNC Bank, National Association, as
            Co-Agents, and each of the bank parties thereto (filed as Exhibit
            10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference).

10.42 Extension Agreement to Employment Agreement dated September 10, 1997 between the Company and Daniel E. Gold (filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference).

10.43       Employment Agreement, dated as of January 1, 1997, between the
            Company and Bernard P. Gallagher (filed as Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference).

'D'*10.44   Modification Agreement, dated as of June 1, 1998, between the
            Company and Scott N. Schneider.

'D'*10.45   Modification Agreement, dated as of June 1, 1998, between the
            Company and Bernard P. Gallagher.

'D'*10.46   Modification Agreement, dated as of June 1, 1998, between the
            Company and Michael G. Harris.

'D'*10.47   Modification Agreement, dated as of June 1, 1998, between the
            Company and Frank Tow.

'D'*10.48   Employment Agreement, dated as of July 1, 1998, between the Company and Leonard Tow.

'D'10.49    Agreement and Plan of Merger, dated as of July 2, 1998, between
            Centennial Cellular Corp. and CCW Acquisition Corp.

'D'10.50    Stockholder Agreement, dated as of July 2, 1998, between CCW
            Acquisition Corp. and Century Communications Corp.

'D'11       Computation of loss per common share.

'D'12       Computation of ratios.

'D'21       List of subsidiaries of the Company.

'D'23.1     Consent of Deloitte & Touche LLP.

'D'27       Financial Data Schedule.

99          Press Release of Centennial Cellular Corp., dated April 14, 1998
            (filed as Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1998, and incorporated herein by reference).

----------
* Constitutes a management contract or compensatory plan or arrangement. 'D' Filed herewith.

                            STATEMENT OF DIFFERENCES
                            ------------------------
         The dagger symbol shall be expressed as ...................'D'
         The section symbol shall be expressed as .................'SS'