Form 10-Q
period 1998-08-31
CENTURY COMMUNICATIONS CORP
filed 1998-10-13
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 1998
                                       OR
                                       [ ]

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

Class A Common - 32,685,496 outstanding shares as of October 6, 1998 Class B Common - 42,322,059 outstanding shares as of October 6, 1998

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in Thousands)




                                                                              August 31,
                                                                                 1998                    May 31,
                                                                             (Unaudited)                   1998
                                                                            ---------------           ---------------
ASSETS
Current assets:

           Cash and short-term investments                                        $  294,847            $  285,498

           Accounts receivable less allowance for doubtful
               accounts of $1,778 and $1,695, respectively                            26,222                16,109

           Prepaid expenses and other current assets                                   4,456                 3,465

           Net assets of discontinued operations                                      35,547                37,323
                                                                                  ----------            ----------

           Total current assets                                                      361,072               342,395

Property, plant and equipment - net                                                  563,087               565,965

Investment in marketable equity securities                                            37,972                52,451

Debt issuance costs, less accumulated amortization of $17,760
     and $16,013, respectively                                                        32,082                33,829

Cable television franchises, less accumulated amortization of $339,212
     and $324,835, respectively                                                      330,312               344,612

Excess of purchase price over value of net assets acquired, less
     accumulated amortization of $40,598 and $40,612, respectively                   162,636               166,570

Other assets                                                                          10,899                 9,360
                                                                                  ----------            ----------

                                                                                  $1,498,060            $1,515,182
                                                                                  ==========            ==========






                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)
                    Amounts in Thousands (Except Share Data)




                                                                                           August 31,
                                                                                              1998                    May 31,
                                                                                           (Unaudited)                 1998
                                                                                           ------------           -------------
LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
      Current maturities of long-term debt                                                 $    20,050             $    20,050
      Accounts payable                                                                          46,954                  35,983
      Accrued expenses and other current liabilities                                            94,436                  97,499
                                                                                           -----------             -----------
           Total current liabilities                                                           161,440                 153,532

Long-term debt                                                                               2,014,271               2,009,052
Deferred income taxes                                                                            5,170                   5,170
Minority interest in subsidiaries                                                               70,894                  67,030
Other deferred income                                                                            5,590                   5,650

Commitments and contingencies (See Notes)

Common stockholders' deficiency:
      Common stock, par value $.01 per share:
      Class A, authorized 400,000,000 shares,
          issued, 66,420,020 and 65,684,888 shares, respectively,
          and outstanding 32,629,794 and 31,954,085 shares, respectively                           664                     657
      Class B, authorized 300,000,000 shares, issued and outstanding 42,322,059
         and 42,726,115 shares, respectively                                                       423                     427

      Additional paid-in capital                                                               178,481                 176,179
      Other, including 33,790,226 and 33,730,803 treasury shares, respectively                (148,021)               (132,501)
      Accumulated deficit                                                                     (790,852)               (770,014)
                                                                                           -----------             -----------

               Total common stockholders' deficiency                                          (759,305)               (725,252)
                                                                                           -----------             -----------

                                                                                           $ 1,498,060             $ 1,515,182
                                                                                           ===========             ===========



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    Amounts in Thousands (Except Share Data)

                                                                                       Three Months Ended August 31,
                                                                                   --------------------------------------
                                                                                        1998                  1997
                                                                                   ----------------     -----------------
Revenues:
       Service income                                                            $         126,716    $          119,564
                                                                                   ----------------     -----------------
Costs and expenses:
       Cost of services                                                                     27,153                26,216
       Selling, general and administrative                                                  29,128                30,445
       Depreciation and amortization                                                        39,609                38,314
                                                                                   ----------------     -----------------
                                                                                            95,890                94,975
                                                                                   ----------------     -----------------
Operating income                                                                            30,826                24,589
Gain on sale of assets                                                                       5,542                 1,978
Interest expense                                                                            47,929                38,977
                                                                                   ----------------     -----------------

Loss from continuing operations before income tax expense (benefit) and
minority interest                                                                          (11,561)              (12,410)

Income tax expense (benefit)                                                                 4,785                   (40)
                                                                                   ----------------     -----------------

Loss from continuing operations before minority interest                                   (16,346)              (12,370)

Minority interest in income of subsidiaries                                                 (4,492)               (3,006)
                                                                                   ----------------     -----------------

Loss from continuing operations                                                            (20,838)              (15,376)

Loss from discontinued operations, net of income tax benefit of $1,971
and minority interest in losses of $4,580 in 1997                                                -                (9,192)
                                                                                   ----------------     -----------------

       Net loss                                                                  $         (20,838)   $          (24,568)
                                                                                   ================     =================

Dividend on discontinued subsidiary convertible
       redeemable preferred stock                                                $               -    $            1,259
                                                                                   ================     =================

Net loss applicable to common shares                                             $         (20,838)   $          (25,827)
                                                                                   ================     =================

Net loss per common share - basic and diluted:
       Loss from continuing operations                                           $            (.28)   $              (.22)
       Loss from discontinued operations                                                         -                   (.12)
                                                                                   ----------------     -----------------

       Net loss per common share - basic and diluted                             $            (.28)   $              (.34)
                                                                                   ================     =================

Weighted average number of common shares
         outstanding during the period                                                  74,775,000            75,782,000
                                                                                   ================     =================



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              Amounts in Thousands


                                                                             Three Months Ended August 31,
                                                                          ----------------------------------
                                                                              1998                1997
                                                                          --------------      --------------
OPERATING ACTIVITIES:
      Cash  received from subscribers and others                          $ 150,159             $ 138,412
      Cash paid to suppliers, employees and
          governmental agencies                                             (87,534)              (82,478)
      Interest paid                                                         (35,573)              (36,423)
                                                                          ---------             ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                        27,052                19,511
                                                                          ---------             ---------

INVESTING ACTIVITIES:
      Capital expenditures                                                  (23,412)              (29,181)
      Cable television franchise expenditures                                   (77)                  (60)
      Acquisition of other assets                                            (1,792)                 (629)
      Acquisition of cable television systems                                  --                  (1,120)
      Sale of radio stations                                                 11,538                  --
                                                                          ---------             ---------
            NET CASH USED IN INVESTING ACTIVITIES                           (13,743)              (30,990)
                                                                          ---------             ---------

FINANCING ACTIVITIES:
      Proceeds from long-term borrowings                                       --                  45,000
      Principal payments on long-term debt                                   (7,000)              (26,000)
      Debt issuance costs                                                      --                    (123)
      Purchase of treasury stock                                             (1,041)               (4,116)
      Issuance of common stock                                                2,305                   372
                                                                          ---------             ---------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (5,736)               15,133
                                                                          ---------             ---------

NET INCREASE IN CASH AND SHORT-TERM
      INVESTMENTS - CONTINUING OPERATIONS                                     7,573                 3,654
CASH FLOWS OF DISCONTINUED OPERATIONS - NET                                   1,776                 3,052
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
      OF PERIOD                                                             285,498               151,947
                                                                          ---------             ---------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                           $ 294,847             $ 158,653
                                                                          =========             =========




                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                              Amounts in Thousands


                                                                                         Three Months Ended August 31,
                                                                                       ---------------------------------
                                                                                          1998                1997
                                                                                       ------------       --------------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES

NET LOSS                                                                                $(20,838)            $(24,568)

Adjustments to reconcile net loss to net cash provided by operating activities:

      Depreciation and amortization                                                       39,609               38,314
      Minority interest in income of subsidiaries - continuing operations                  4,492                3,006
      Deferred income taxes - decrease                                                      --                 (1,500)
      Non cash interest charges                                                           13,923                7,264
      Gain on sale and other                                                              (5,890)                --
      Loss from discontinued operations - net                                               --                  9,193
      Change in assets and liabilities net of effects of acquired cable television systems:
             Accounts receivable - (increase)                                            (10,062)             (11,920)
             Prepaid expenses and other current assets - (increase)/decrease              (1,019)               4,345
             Accounts payable and accrued expenses - increase/(decrease)                   6,837               (4,623)
                                                                                        --------             --------
                                     Total adjustments                                    47,890               44,079
                                                                                        --------             --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $ 27,052             $ 19,511
                                                                                        ========             ========



                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of August 31, 1998 and the results of its consolidated operations and cash flows for the periods ended August 31, 1998 and 1997. The August 31, 1998 and 1997 financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1998 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. Certain reclassifications have been made to prior period balances to conform with the current period's presentation. The consolidated balance sheet at May 31, 1998 is audited.

NOTE 2. DISCONTINUED OPERATIONS

CENTENNIAL CELLULAR CORP.

On July 2, 1998, Centennial Cellular Corp. ("Centennial") and CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Acquisition with and into Centennial (the "Merger"). Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger.

Subject to the effects of proration, pursuant to the Merger Agreement, outstanding Class A Common Stock of Centennial will be converted into the right to receive $43.50 per share in cash or to receive common shares of the Surviving Corporation (the "Surviving Corporation Shares") representing up to 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger. Class B Common Stock of Centennial ("Class B Common Stock") will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of Surviving Corporation Shares elected to be received by Centennial's existing stockholders is less than 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Merger, then a number of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into Surviving Corporation Shares. All outstanding Convertible Redeemable Preferred Stock of Centennial and Second Series Convertible Redeemable Preferred Stock of Centennial will be converted into the right to receive $43.50 per share in cash on an as converted basis.

Because existing holders of common stock of Centennial must receive in the Merger an amount of Surviving Corporation Shares equal to 7.1% of the common shares of the Surviving Corporation outstanding immediately after the effective time of the Merger (the "Effective Time"), Centennial stockholders who do not elect to receive any shares may, due to proration, be required to receive some Surviving Corporation Shares. In addition, Centennial stockholders who elect to receive shares may, due to proration, receive Surviving Corporation Shares and receive cash in amounts which vary from the amounts such holders elected.

In connection with the execution of the Merger Agreement, the Company, Centennial's principal stockholder, entered into a Stockholder Agreement, dated July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, the Company agreed to vote its shares in favor of the Merger so long as the Merger Agreement remains in effect. Because the Company agreed to approve the Merger by written consent in lieu of meeting, and controls, on a fully diluted basis, more than a majority of the outstanding votes of Centennial required to approve the Merger, no further vote is necessary to approve the Merger. Pursuant to the Stockholder Agreement, the Company has agreed to terminate the Services Agreement between the Company and Centennial as of the Effective Time of the Merger.

The consummation of the Merger is subject to certain conditions, including, without limitation, Centennial obtaining a final order from the Federal Communications Commission (the "FCC") approving the transfer of control of Centennial to WCAS VIII and its affiliates and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement. Centennial completed filing applications seeking FCC transfer approvals of the Merger. The last of these applications that are material to the transaction was placed on public notice by the FCC on August 17, 1998 and was eligible for grant beginning September 17, 1998. On October 9, 1998, the FCC approved the last of the applications. In addition, Acquisition and Centennial submitted their Notification and Report Forms with respect to the Merger on September 11, 1998 and on September 25, 1998, Centennial's request for early termination of the waiting period under the Hart-Scott-Rodino Act was granted.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event Centennial or Acquisition shall have terminated the Merger Agreement as a result of either Centennial entering into a definitive written agreement with respect to any merger, consolidation or other business combination, tender or exchange offer, recapitalization transaction, asset or stock purchase or other similar transaction with a third party (an "Acquisition Transaction") or the Board of Directors of Centennial having withdrawn, modified or amended in any manner adverse to Acquisition or the stockholders of Acquisition its approval or recommendation of the Merger Agreement or approved, recommended or endorsed any proposal for an Acquisition Transaction, then Centennial shall simultaneously reimburse Acquisition for documented fees and expenses (subject to a maximum of $25,000) and pay Acquisition a termination fee of $40,000.

In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of Centennial in the aggregate amount of approximately $1,600,000 in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150,000 aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350,000 of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above, repay or repurchase certain indebtedness of Centennial and pay related fees and expenses. Additionally, pursuant to the Merger Agreement, Centennial has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). Pursuant to the Merger Agreement and at the request of Acquisition, Centennial commenced the Debt Offers and consent solicitations with respect to these two public debt issuances on September 8, 1998. Through October 6, 1998, over 99% of Centennial's public debt was tendered and consents were delivered to Centennial. As a condition to the closing of the Merger, Centennial must redeem its two public debt issuances of $350,000 in the aggregate, prior to the closing date of the Merger. The estimated cost to Centennial of the redemption, including accrued interest is approximately $406,000 based upon current market conditions, U.S. treasury yields as of September 29, 1998 and an assumed payment date of October 15, 1998. Centennial's obligation to accept for purchase, and to pay for, the public debt validly tendered, is subject to certain conditions, including the consumation of the Merger, which, in turn, is subject to certain other conditions.

Centennial anticipates that as part of the financing necessary to effect the Merger, certain of its subsidiaries will issue approximately $340,000 of debt securities to qualified institutional buyers under two private placement offerings pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. There can be no assurance that Acquisition will receive the funding referred to above and in the event that Acquisition must seek alternative financing to consummate the Merger there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments. Additionally, there can be no assurance that the Debt Offers will be consummated.

On August 21, 1998, Centennial filed a Preliminary Information Statement with the Securities and Exchange Commission (the "SEC") relating to the Merger and anticipates filing a Registration Statement on Form S-4 with the SEC which incorporates this Information Statement in the near future. The Information Statement/Prospectus also constitutes the prospectus of the Surviving Corporation for the issuance of shares of common stock in connection with the transactions contemplated by the Merger Agreement.

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

AUSTRALIAN OPERATIONS

On July 9, 1998, the Company and United International Holdings, Inc. ("UIH") entered into an agreement pursuant to which UIH's UIH Asia/Pacific Communications Inc. unit ("UAP") agreed to acquire the Company's 25% ownership interest in XYZ Entertainment Pty. Limited ("XYZ") for approximately $24,600. Approximately 95% of the sales price was payable in the form of UIH Series B Convertible Preferred Stock which is convertible into UIH Class A stock at a conversion price of $21.25 per share.

Also on July 9, 1998, East Coast Pay Television Pty. Limited ("ECT") agreed to sell substantially all of its operating assets to Austar Entertainment Pty Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of Austar preferred stock. ECT will utilize the $6,100 proceeds and its other current assets of approximately $5,000 to liquidate its current liabilities, which approximate $25,000. The Company anticipates recording an immaterial gain as a result of the sale of its Australian assets. The sale of these Australian assets are contingent, among other things, upon the receipt of all appropriate regulatory and other customary approvals.

The consolidated financial statements and notes thereto reflect the discontinued operations of Centennial and the Australian Operations. The net assets of these discontinued operations have been separately classified in the accompanying consolidated balance sheets at August 31, 1998 and May 31, 1998 under the caption "Net Assets of Discontinued Operations".

Operating results of Centennial and the Australian Operations for the three months ended August 31, 1997, are shown separately within the accompanying consolidated statements of operations under the caption "Loss from Discontinued Operations". The operating results of Centennial and the Australian Operations for the three months ended August 31, 1997 consist of the following:

CENTENNIAL CELLULAR CORP.:

Revenue                                            $     52,853
Costs and expenses                                      (54,981)
                                                   ------------
    Operating Loss                                       (2,128)
Income from equity investments                            4,206
Interest expense                                        (10,705)
Gain on sale of assets                                        5
Income tax benefit                                        1,971
Minority interest in income of subsidiaries                (135)
                                                   ------------
    Net Loss (a)                                   $     (6,786)
                                                   ============

AUSTRALIAN OPERATIONS:

Revenue                                            $      8,460
Costs and expenses                                      (11,808)
                                                   ------------
    Operating Loss                                       (3,348)
Interest expense                                         (2,614)
Other loss                                               (1,024)
                                                   ------------
     Net Loss (a)                                  $     (6,986)
                                                   ============

(a)      Prior to minority interest share of losses.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenue and charges for installation and connections, net of programmers' share of pay television revenue. Such programmers' share netted against service income amounted to $35,586 and $30,878 for the three months ended August 31, 1998 and 1997, respectively.

NOTE 4. ACQUISITIONS/DISPOSITIONS

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

Dispositions

In June 1998, Century-ML Cable Venture, a 50% owned joint venture partnership between the Company and ML Media Partners, L.P., sold substantially all of the assets of its two radio stations for approximately $11,500. The Company recorded a pre-tax gain of $5,542 in relation to the sale of these two radio stations during the three months ended August 31, 1998.

The summary pro forma information includes the results of the Company's continuing operations and all of the above acquisitions, pending acquisitions and dispositions, in each case as if such acquisitions/dispositions had been completed as of June 1, 1997.



                                                              Three Months Ended August 31,
                                                             -------------------------------
                                                                1998                  1997
                                                             ---------             ---------
                                                                      (Unaudited)
Revenue                                                      $ 128,371          $  124,018
Loss from continuing operations                              $ (22,346)         $  (17,346)
Net loss                                                     $ (22,346)         $  (26,538)
Loss from continuing operations
   per common share                                          $      (.30)       $        (.25)
Loss per common share - basic & diluted                      $      (.30)       $        (.37)

Pro forma net loss per common share for the three months ended August 31, 1998 and 1997 is calculated using the weighted average number of common shares outstanding during the period.

NOTE 5.  LONG-TERM DEBT

The Company and its subsidiaries had the following debt outstanding at August 31, 1998 and May 31, 1998.



                                                          (Unaudited)
                                                          August 31,            May 31,
                                                               1998               1998
                                                          --------------    -------------
CCC-I Credit Facility                                     $          -      $           -
CCC-II Credit Facility                                               -                  -
Century 9 1/2% Senior Notes due 2000                           150,000            150,000
Century 9 3/4% Senior Notes due 2002                           200,000            200,000
Century Zero Coupon Senior Discount Notes due 2003             296,312            289,870
Century 9 1/2% Senior Notes due 2005                           250,000            250,000
Century 8 7/8% Senior Notes due 2007                           250,000            250,000
Century 8 3/4% Senior Notes due 2007                           225,000            225,000
Century 8 3/8%  Senior Notes due 2017                          100,000            100,000
Century 8 3/8% Senior Notes due 2007                           100,000            100,000
Century Senior Discount Notes due 2008, Series B               263,909            258,132
Century-ML 9.47% Senior Secured Notes due 2002                 100,000            100,000
Century Venture Corp. Credit Facility and Term Loan             52,000             54,000
CCCTV Credit Facility                                           47,000             52,000
Other                                                              100                100
                                                          ------------      -------------
        Long-term debt - continuing operations               2,034,321          2,029,102
                                                          ------------      -------------

Australian operations                                           10,546             10,546
Centennial 8 7/8% Senior Notes due 2001                        250,000            250,000
Centennial 10 1/8% Senior Notes due 2005                       100,000            100,000
CPRW Credit Facility                                           150,000            150,000
Centennial Credit Facility                                           -             10,000
                                                          ------------      -------------
      Long -term debt-discontinued operations                  510,546            520,546
                                                          ------------      -------------
      Total                                               $  2,544,867      $   2,549,648
                                                          ============      =============

Current maturities of long-term debt:
      Continuing operations                                     20,050             20,050
      Discontinued operations                                   10,546             10,546
                                                          ------------      -------------
                                                          $     30,596      $      30,596
                                                          ============      =============

At August 31, 1998, the Company's public debt securities of approximately $1,835,221 in the aggregate have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 2 to 19 1/4 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company have four credit facilities (the CCC-I, CCC-II, Century Venture Corp. and CCCTV credit facilities) with $1,155,000 of total potential credit availability at August 31, 1998, of which $99,000 was outstanding.

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

At August 31, 1998, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structures", Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" and Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" in 1998. Additionally, during 1998 the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-up Activities". The Company believes these Statements will not have a material impact on the consolidated financial statements of the Company when adopted.

NOTE 7. STOCK PURCHASES

During the three months ended August 31, 1997, the Company purchased 736,000 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $3,990 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares. During the three months ended August 31, 1998 the Company did not purchase any shares in the open market pursuant to these authorizations. As of October 6, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

NOTE 8. STRATEGIC PARTNERSHIP

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

The Company and TCI are currently involved in the due diligence process and are continuing to negotiate with respect to these transactions. These transactions are subject to the signing of definitive agreements and all appropriate regulatory and other approvals. There is no assurance that the Company will obtain such approvals or that such transactions will be consumated.

NOTE 9.  CHANGES IN STOCKHOLDERS' DEFICIENCY



                                                       Common Stock
                                         -------------------------------------
                                               Class A             Class B        Additional
                                         ----------------    -----------------     Paid-in     Accumulated
                                          Shares   Dollars    Shares     Dollars   Capital       Deficit      Other         Total
                                          ------   ------     ------     -------   -------       -------      -----         -----
Balance at June 1, 1997                 62,695,127   $627   45,126,115     $451    $176,871     $(649,043)    $(127,549)  $(598,643)
Share issued in connection
   with employee incentive plans           589,761      6                             4,533                                   4,539

Class A shares purchased by the
   Company                                                                                                      (12,576)    (12,576)

Class B shares converted to Class A
   shares                                2,400,000     24   (2,400,000)     (24)                                                 -
Subsidiary preferred stock dividends                                                 (5,225)                                 (5,225)

Change in unrealized appreciation of
   marketable securities                                                                                          7,333       7,333

Foreign currency translation
    transferred to discontinued
    operations                                                                                                       291        291

Net loss                                                                                         (120,971)                 (120,971)
                                        ----------   ----   ----------     ----    --------     ---------     ---------   ---------

Balance at May 31, 1998                 65,684,888    657   42,726,115      427     176,179      (770,014)     (132,501)   (725,252)

Shares issued in connection
   with employee incentive plans           306,076      3       25,000                2,302                                   2,305

Class A shares purchased by the
   Company                                                                                                       (1,041)     (1,041)
Class B shares converted to
   Class A shares                          429,056      4     (429,056)      (4)                                                 --
Change in unrealized appreciation
   of marketable securities                                                                                     (14,479)    (14,479)

Net loss                                                                                          (20,838)                  (20,838)
                                        ----------   ----   ----------     ----    --------     ---------     ---------   ---------

Balance at August 31, 1998              66,420,020  $ 664   42,322,059    $ 423   $ 178,481   $  (790,852)  $  (148,021)  $(759,305)
                                        ==========  =====   ==========    =====   =========   ===========   ===========   =========





OTHER STOCKHOLDERS' DEFICIENCY ITEMS:
------------------------------------

                                                      August 31, 1998
                                                         (Unaudited)          May 31, 1998
                                                      ----------------        ------------

Treasury stock, at cost                                 $   (153,738)          $ (152,697)
Unrealized appreciation of marketable securities               5,717               20,196
                                                        ------------           ----------
                                                        $   (148,021)          $ (132,501)
                                                        ============           ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, in addition to the interim consolidated financial statements and accompanying notes presented in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS (dollar amounts in thousands except subscriber, homes passed and share data)

The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees. At August 31, 1998, the Company owned and operated 72 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,346,000 homes and served a total of approximately 1,314,000 primary basic subscribers. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At August 31, 1998, these 50%-owned systems passed approximately 624,000 homes and served approximately 328,000 primary basic subscribers in the aggregate.

Centennial Cellular Corp. ("Centennial") and the Company's Australian Operations, including ECT, are presented as discontinued operations within the Company's consolidated financial statements (See Note 2 to the Company's consolidated financial statements). Accordingly, the consolidated statements of operations reflect their operating results as discontinued operations for the three months ended August 31, 1998 and 1997 and the consolidated balance sheets at August 31, 1998 and May 31, 1998 segregates the net assets of these discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only.

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

THREE MONTHS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997

Revenue from cable television operations increased by $7,152 or 6.0%, over the corresponding three months ended August 31, 1997, principally as a result of acquisitions, subscription price increases and increases in the number of cable television subscriptions. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended August 31, 1998 were approximately 1,304,000, as compared to approximately 1,258,000 Basic Subscribers for the twelve-month period ended August 31, 1997, an increase of 3.7%. Acquisitions accounted for approximately 47.8% of the increase. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $40.07 during the twelve months ended August 31, 1998, as compared to approximately $38.30 during the comparable prior twelve month period, an increase of 4.6%.

Cost of services of the Company's cable television operations increased by $937, or 3.6%, while selling, general and administrative expenses decreased by $1,317, or 4.3%. The principal reason for the increase in cost of services was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable television operations for the three months ended August 31, 1998 increased by $1,295, or 3.4% over the three months ended August 31, 1997.

As a result of the factors noted above, operating income for the three months ended August 31, 1998 increased to $30,826 or $6,237 above the operating income of $24,589 for the three months ended August 31, 1997.

Interest expense for the three months ended August 31, 1998 increased by $8,952, or 23.0% as compared with the three months ended August 31, 1997, principally as a result of increased borrowings. For the three months ended August 31, 1998, the average debt outstanding was approximately $2,029,500 or $274,100 above the average outstanding debt balance of $1,755,400 during the three months ended August 31, 1997. The Company's weighted average interest rate excluding borrowings of the Company's 50% owned joint ventures was approximately 9.6% in the three months ended August 31, 1998, as compared to approximately 8.8% in the three months ended August 31, 1997.

After income attributable to minority interests in subsidiaries for the three months ended August 31, 1998, a consolidated pretax loss of $16,053 was incurred, as compared to a pretax loss of $15,416 for the three months ended August 31, 1997.

The loss from continuing operations for the three months ended August 31, 1998 of $20,838 represents an increase of $5,462 from the loss of $15,376 for the three months ended August 31, 1997. The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems generate sufficient earnings to offset the associated costs of acquisitions and operations.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. Since the Company's business is capital intensive, the Company must continue to seek various sources of financing to meet its needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. In addition to an aggregate of $1,835,221 in public debt instruments of the Company, certain subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,255,000 of potential borrowing capacity for cable operations. At August 31, 1998 approximately $199,000 of that aggregate availability has been drawn.

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

During the three months ended August 31, 1998, the Company made capital expenditures of $23,412. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $120,000 for cable television capital expenditures in fiscal 1999. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the three months ended August 31, 1998, earnings were less than fixed charges by $16,346. However, such amount reflects non-cash charges totaling $39,609, consisting of depreciation and amortization. Historically, cash generated from operating activities has exceeded fixed charges. Based upon current market conditions, the Company expects that cash flows from operations, the sale of Centennial and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

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

At August 31, 1998, the Company's public debt securities of approximately $1,835,221 in the aggregate, have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 2 to 19 1/4 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company, have four credit facilities with $1,155,000 of total potential credit availability at August 31, 1998, of which $99,000 was outstanding. The interest rates payable on borrowings under the respective credit facilities are as follows:

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

At August 31, 1998, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

ACQUISITIONS/DISPOSITIONS

ACQUISITIONS

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which served an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $68,440. On October 15, 1997, the Century/Citizens Joint Venture completed the acquisition of the Diamond Bar system for a purchase price of approximately $33,550. The Diamond Bar system serves approximately 20,000 primary basic subscribers. On April 30, 1998, the Century/Citizens Joint Venture completed the acquisition of the Yorba Linda/Orange County Systems for a purchase price of approximately $34,890. The Yorba Linda/Orange County systems serve approximately 17,500 primary basic subscribers. The Company funded its share of the purchase price for the Diamond Bar system and the Yorba Linda/Orange County systems using available credit facilities.

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

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in Northern California for certain cable systems owned by TCI in Southern California, allowing each of them to unify operations in existing services areas. TCI will exchange its East San Fernando Valley cable system serving approximately 90,000 subscribers for the Company's Northern California cable systems, serving approximately 90,000 subscribers in the communities of San Pablo, Benicia, Fairfield and Rohnert Park, California.

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

Dispositions

In June 1998, Century-ML Cable Venture, a 50% owned joint Venture partnership between the Company and ML Media Partners, L.P., sold substantially all of the assets of its two radio stations for approximately $11,500. The Company recorded a pre-tax gain of $5,542 in relation to the sale of these two radio stations during the three months ended August 31, 1998.

DISCONTINUED OPERATIONS

On July 2, 1998, Centennial and Acquisition, entered into the Merger Agreement providing for the merger of Acquisition with and into Centennial (the "Merger"). Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger.

Subject to the effects of proration, pursuant to the Merger Agreement, outstanding Class A Common Stock of Centennial will be converted into the right to receive $43.50 per share in cash or to receive common shares of the Surviving Corporation representing up to 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger. Class B Common Stock will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of Surviving Corporation Shares elected to be received by Centennial's existing stockholders is less than 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Merger, then a number of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into Surviving Corporation Shares. All outstanding Convertible Redeemable Preferred Stock of Centennial and Second Series Convertible Redeemable Preferred Stock of Centennial will be converted into the right to receive $43.50 per share in cash on an as converted basis.

Because existing holders of common stock of Centennial must receive in the Merger an amount of Surviving Corporation Shares equal to 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Effective Time, Centennial stockholders who do not elect to receive any shares may, due to proration, be required to receive some Surviving Corporation Shares. In addition, Centennial stockholders who elect to receive shares may, due to proration, receive Surviving Corporation Shares and receive cash in amounts which vary from the amounts such holders elected.

In connection with the execution of the Merger Agreement, the Company, Centennial's principal stockholder, entered into a Stockholder Agreement, dated July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, the Company agreed to vote its shares in favor of the Merger so long as the Merger Agreement remains in effect. Because the Company agreed to approve the Merger by written consent in lieu of meeting and controls, on a fully diluted basis, more than a majority of the outstanding votes of Centennial required to approve the Merger, no further vote is necessary to approve the Merger. Pursuant to the Stockholder Agreement with Acquisition, the Company has agreed to terminate the Services Agreement between the Company and Centennial as of the effective time of the Merger.

The consummation of the Merger is subject to certain conditions, including, without limitation, Centennial obtaining a final order from the Federal Communications Commission (the "FCC") approving the transfer of control of Centennial to WCAS VIII and its affiliates and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement. Centennial completed filing the applications seeking FCC transfer approvals of the Merger. The last of these applications that are material to the transaction was placed on public notice by the FCC on August 17, 1998 and was eligible for grant beginning September 17, 1998. On October 9, 1998, the FCC approved the last of the applications. In addition, Acquisition and Centennial submitted their Notification and Report and Forms with respect to the Merger on September 11, 1998 and on September 25, 1998, Centennial's request for early termination of the waiting period under the Hart-Scott-Rodino Act was granted.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event Centennial or Acquisition shall have terminated the Merger Agreement as a result of either Centennial entering into a definitive written agreement with respect to any merger, consolidation or other business combination, tender or exchange offer, recapitalization transaction, asset or stock purchase or other similar transaction with a third party (an "Acquisition Transaction") or the Board of Directors of Centennial having withdrawn, modified or amended in any manner adverse to Acquisition or the stockholders of Acquisition its approval or recommendation of the Merger Agreement or approved, recommended or endorsed any proposal for an Acquisition Transaction, then Centennial shall simultaneously reimburse Acquisition for documented fees and expenses (subject to a maximum of $25,000) and pay Acquisition a termination fee of $40,000.

In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of Centennial in the aggregate amount of approximately $1,600,000 in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150,000 aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350,000 of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above, repay or repurchase certain indebtedness of Centennial and pay related fees and expenses. Additionally, pursuant to the Merger Agreement, Centennial has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). Pursuant to the Merger Agreement and at the request of Acquisition, Centennial commenced the Debt Offers and consent solicitations with respect to these two public debt issuances on September 8, 1998. Through October 6, 1998, over 99% of Centennial's public debt was tendered and consents were delivered to Centennial. As a condition to the closing of the Merger, Centennial must redeem its two public debt issuances of $350,000 in the aggregate, prior to the closing date of the Merger. The estimated cost to Centennial of the redemption, including accrued interest is approximately $406,000 based upon current market conditions, U.S. treasury yields as of September 29, 1998 and an assumed payment date of October 15, 1998. Centennial's obligation to accept for purchase, and to pay for, the public debt validly tendered, is subject to certain conditions, including the consumation of the Merger, which, in turn, is subject to certain other conditions.

Centennial anticipates that as part of the financing necessary to effect the Merger, certain of its subsidiaries will issue approximately $340,000 of debt securities to qualified institutional buyers under two private placement offerings pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. There can be no assurance that Acquisition will receive the funding referred to above and in the event that Acquisition must seek alternative financing to consummate the Merger there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments. Additionally, there can be no assurance that the Debt Offers will be consummated.

On August 21, 1998, Centennial filed a Preliminary Information Statement with the Securities and Exchange Commission (the "SEC") relating to the Merger and anticipates filing a Registration Statement on Form S-4 with the SEC which incorporates this Information Statement in the near future. The Information Statement/Prospectus also constitutes the prospectus of the Surviving Corporation for the issuance of shares of common stock in connection with the transactions contemplated by the Merger Agreement.

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

On July 9, 1998, the Company and United International Holdings, Inc. ("UIH") entered into an agreement pursuant to which UIH's UIH Asia/Pacific Communications Inc. unit ("UAP") agreed to acquire the Company's 25% ownership interest in XYZ for approximately $24,600. Approximately 95% of the sales price was payable in the form of UIH Series B Convertible preferred Stock which is convertible into UIH Class A stock at a conversion price of $21.25 per share.

Also on July 9, 1998, ECT agreed to sell substantially all of its operating assets to Austar Entertainment Pty. Ltd., ("Austar") a wholly owned subsidiary of UAP, for approximately $6,100 in the form of Austar preferred stock. ECT will utilize the $6,100 proceeds and its other current assets of approximately $5,000 to liquidate its current liabilities, which approximate $25,000.

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

Most of the Company's customer-related computer systems and data bases, including its billing systems, are managed by third parties under contractual arrangements. The Company has requested those third parties to advise the Company as to whether they anticipate difficulties in addressing Year 2000 problems and, if so, the nature of such difficulties. The Company is also working with others in the industry using the same or similar systems to determine the appropriate steps necessary to address the anticipated difficulties.

The Company has completed an inventory of all local equipment used in the transmission and reception of all signals and is in the process of identifying items that need to be upgraded or replaced. The Company is also monitoring industry-wide efforts with respect to signal delivery to its cable distribution plant and is working with others in the industry to address potential solutions.

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

STOCK PURCHASES

During the three months ended August 31, 1997, the Company purchased 736,000 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $3,990 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as Treasury Shares. During the three months ended August 31, 1998, the Company did not purchase any shares in the open market pursuant to these authorizations. As of October 6, 1998, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

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

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' deficiency; the Company's debt structure; the competitive nature of the cable television and wireless telephone industries; regulation; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders; the recovery of the Company's Australian investment; operating hazards and uninsured risks; refinancing and interest rate exposure risks; and potential for changes in accounting standards. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1998 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward looking statements or to advise of changes in the assumptions and factors on which they are based.

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

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as part of this report.

               a)      Exhibits

                       Exhibit No.           Description
                       ----------            -----------
                       Exhibit 11            Statement re: computation of per share earnings

                       Exhibit 27            Financial Data Schedule (EDGAR filing only)

               b)      Reports on Form 8-K

                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CENTURY COMMUNICATIONS CORP.

Date:  October 13, 1998

                                            /s/ Scott N. Schneider
                                            ------------------------------------
                                           Scott N. Schneider
                                           Chief Financial Officer,
                                           Senior Vice President and Treasurer
                                           (Principal Accounting Officer)