Form 10-Q
period 1998-11-30
CENTURY COMMUNICATIONS CORP
filed 1999-01-13
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1998
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
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

Class A Common -- 32,832,362 outstanding shares as of January 8, 1999 Class B Common -- 42,322,059 outstanding shares as of January 8, 1999

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in Thousands)


                                                                            November 30,
                                                                               1998           May 31,
                                                                            (Unaudited)        1998
                                                                            ------------    ----------
ASSETS
Current assets:

     Cash and short-term investments                                        $  278,938      $  285,498

     Accounts receivable less allowance for doubtful
       accounts of $1,896 and $1,695, respectively                              30,415          16,109

     Prepaid expenses and other current assets                                   6,396           3,465

     Net assets of discontinued operations                                      32,558          37,323
                                                                            ----------      ----------

     Total current assets                                                      348,307         342,395

Property, plant and equipment - net                                            563,724         565,965

Investment in marketable equity securities                                      41,763          52,451

Debt issuance costs, less accumulated amortization of $19,481
     and $16,013, respectively                                                  30,361          33,829

Cable television franchises, less accumulated amortization of $353,074
     and $324,835, respectively                                                316,524         344,612

Excess of purchase price over value of net assets acquired, less
     accumulated amortization of $41,911 and $40,612, respectively             161,324         166,570

Other assets                                                                    10,840           9,360
                                                                            ----------      ----------

                                                                            $1,472,843      $1,515,182
                                                                            ==========      ==========






                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)
                    Amounts in Thousands (Except Share Data)


                                                                                     November 30,
                                                                                         1998              May 31,
                                                                                      (Unaudited)            1998
                                                                                    ----------------     -------------
LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
    Current maturities of long-term debt                                               $   20,050         $    20,050
     Accounts payable                                                                      46,402              35,983
     Accrued expenses and other current liabilities                                        96,345              97,499
                                                                                      -----------         -----------
          Total current liabilities                                                       162,797             153,532

Long-term debt                                                                          2,006,761           2,009,052
Deferred income taxes                                                                       5,170               5,170
Minority interest in subsidiaries                                                          71,860              67,030
Other deferred income                                                                       5,530               5,650

Commitments and contingencies (See Notes)

Common stockholders' deficiency:
     Common stock, par value $.01 per share:
     Class A, authorized 400,000,000 shares,
       issued, 66,574,280 and 65,684,888 shares, respectively,
       and outstanding 32,765,112 and 31,954,085 shares, respectively                         666                 657
     Class B, authorized 300,000,000 shares, issued and outstanding 42,322,059
       and 42,726,115 shares, respectively                                                    423                 427

     Additional paid-in capital                                                           180,307             176,179
     Other, including 33,809,168 and 33,730,803 treasury shares, respectively            (144,694)           (132,501)
     Accumulated deficit                                                                 (815,977)           (770,014)
                                                                                      -----------         -----------

          Total common stockholders' deficiency                                          (779,275)           (725,252)
                                                                                      -----------         -----------

                                                                                      $ 1,472,843         $ 1,515,182
                                                                                      ===========         ===========


                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    Amounts in Thousands (Except Share Data)


                                                            Three Months Ended November 30,      Six Months Ended November 30,
                                                            --------------------------------     -------------------------------
                                                                 1998              1997               1998              1997
                                                             ------------      ------------      ------------      ------------

Revenues:
  Service income                                             $    129,732      $    121,322      $    256,448      $    240,886
                                                             ------------      ------------      ------------      ------------

Costs and expenses:
  Cost of services                                                 28,311            26,372            55,464            52,588
  Selling, general and administrative                              29,475            32,056            58,603            62,501
  Depreciation and amortization                                    42,965            38,701            82,574            77,015
                                                             ------------      ------------      ------------      ------------
                                                                  100,751            97,129           196,641           192,104
                                                             ------------      ------------      ------------      ------------

Operating income                                                   28,981            24,193            59,807            48,782
Gain (loss) on sale of assets                                        (317)              (70)            5,225             1,908
Interest expense - net                                             48,085            40,838            96,014            79,815
                                                             ------------      ------------      ------------      ------------

Loss from continuing operations before income
  tax (benefit) and minority interest                             (19,421)          (16,715)          (30,982)          (29,125)

Income tax expense (benefit)                                        3,732              (106)            8,517              (146)
                                                             ------------      ------------      ------------      ------------

Loss from continuing operations before minority interest          (23,153)          (16,609)          (39,499)          (28,979)

Minority interest in income of subsidiaries                        (1,972)           (3,175)           (6,464)           (6,181)
                                                             ------------      ------------      ------------      ------------

Loss from continuing operations                                   (25,125)          (19,784)          (45,963)          (35,160)

Loss from discontinued operations, net of income
  tax benefit of $3,712 and $5,683 and minority
  interest in losses of $6,515 and $11,095 for the three
  and six months ended November 30, 1997, respectively                 --           (23,829)               --           (33,021)
                                                             ------------      ------------      ------------      ------------

  Net loss                                                   $    (25,125)     $    (43,613)     $    (45,963)     $    (68,181)
                                                             ============      ============      ============      ============

Dividend on discontinued subsidiary convertible
  redeemable preferred stock                                 $          -      $      1,259      $          -      $      2,518
                                                             ============      ============      ============      ============

Net loss applicable to common shares                         $    (25,125)     $    (44,872)     $    (45,963)     $    (70,699)
                                                             ============      ============      ============      ============


Net loss per common share - basic and diluted:
  Loss from continuing operations                            $       (.33)     $       (.28)     $       (.61)     $       (.50)
  Loss from discontinued operations                                    --              (.32)               --              (.44)
                                                             ------------      ------------      ------------      ------------

  Net loss per common share - basic and diluted              $       (.33)     $       (.60)     $       (.61)     $       (.94)
                                                             ============      ============      ============      ============

Weighted average number of common shares
   outstanding during the period                               75,010,000        74,612,000        74,892,000        75,130,000
                                                             ============      ============      ============      ============


                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              Amounts in Thousands



                                                                 Six Months Ended November 30,
                                                                 -----------------------------
                                                                     1998           1997
                                                                   ---------      ----------
OPERATING ACTIVITIES:
     Cash  received from subscribers and others                    $ 309,767      $ 295,035
     Cash paid to suppliers, employees and
       governmental agencies                                        (186,259)      (167,280)
     Interest paid                                                   (68,269)       (58,889)
                                                                   ---------      ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                    55,239         68,866
                                                                   ---------      ---------

INVESTING ACTIVITIES:
      Capital expenditures                                           (51,546)       (59,794)
      Cable television franchise expenditures                           (151)          (121)
      Acquisition of other assets                                     (1,982)        (2,463)
      Acquisition of cable television systems                             --        (33,548)
      Sale of radio stations                                          11,538             --
                                                                   ---------      ---------
          NET CASH USED IN INVESTING ACTIVITIES                      (42,141)       (95,926)
                                                                   ---------      ---------

FINANCING ACTIVITIES:
      Proceeds from long-term borrowings                                  --        415,000
      Principal payments on long-term debt                           (27,050)      (356,050)
      Debt issuance costs                                                 --        (11,629)
      Purchase of treasury stock                                      (1,506)       (12,039)
      Issuance of common stock                                         4,133            514
                                                                   ---------      ---------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (24,423)        35,796
                                                                   ---------      ---------

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS - CONTINUING OPERATIONS                                (11,325)         8,736
CASH FLOWS OF DISCONTINUED OPERATIONS - NET                            4,765        (26,801)
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
  OF PERIOD                                                          285,498        151,947
                                                                   ---------      ---------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                    $ 278,938      $ 133,882
                                                                   =========      =========



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                              Amounts in Thousands



                                                                             Six Months Ended November 30,
                                                                             ------------------------------
                                                                                  1998           1997
                                                                               ----------      ----------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
       BY OPERATING ACTIVITIES

NET LOSS                                                                        $ (45,963)     $ (68,181)
                                                                                ---------      ---------

Adjustments to reconcile net loss to net cash provided by operating activities:

       Depreciation and amortization                                               82,574         77,015
       Minority interest in income of subsidiaries - continuing operations          6,464          6,181
       Deferred income taxes - decrease                                                --         (2,400)
       Non cash interest charges                                                   28,140         14,773
       Gain on sale of assets and other                                            (5,950)            --
       Loss from discontinued operations - net                                         --         33,021
       Change in assets and liabilities net of effects of acquired cable television systems:
            Accounts receivable - (increase)                                      (14,506)        (6,237)
            Prepaid expenses and other current assets - (increase) decrease        (2,959)         2,688
            Accounts payable and accrued expenses - increase/(decrease)             7,439         12,006
                                                                                ---------      ---------
                   Total adjustments                                              101,202        137,047
                                                                                ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $  55,239      $  68,866
                                                                                =========      =========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of November 30, 1998 and the results of its consolidated operations and cash flows for the periods ended November 30, 1998 and 1997. The November 30, 1998 and 1997 financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1998 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. Certain reclassifications have been made to prior period balances to conform with the current period's presentation. The consolidated balance sheet at May 31, 1998 is audited.

NOTE 2. DISCONTINUED OPERATIONS

CENTENNIAL CELLULAR CORP.

On January 7, 1999, Centennial Cellular Corp., ("Centennial") completed the previously announced merger of CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe, with and into Centennial. Centennial will continue to operate as an independent company under its current name and management. As of the completion of the merger, the Services Agreement between the Company and Centennial was terminated. As a holder of 8,561,819 shares of Class B Common Stock and 3,978 shares of Second Series Convertible Preferred Stock of Centennial, the Company received for its interest in Centennial approximately $360,800 in cash. The Company currently intends on utilizing these proceeds for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities and acquisitions.

The Company anticipates recording a net gain upon the disposition of Centennial of approximately $200,000 during the three months ended February 28, 1999, net of income taxes and the Company's share of estimated losses through the date of disposition. The Company's share of the estimated losses is not expected to be material. When the Centennial disposition is completed, the Company expects to reduce its valuation allowance applied against its deferred tax assets by approximately $80,000.

AUSTRALIAN OPERATIONS

The Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of United International Holdings, Inc. ("UIH"), the Company's 25% ownership interest in XYZ Entertainment Pty. Limited ("XYZ") for approximately $24,600. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock which is convertible into UIH Class A stock at a conversion price of $21.25 per share.

On July 9, 1998, East Coast Pay Television Pty. Limited ("ECT") sold substantially all of its operating assets to Austar Entertainment Pty Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of UIH Series B Convertible Preferred Stock. ECT is currently finalizing the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT entered into an Intercreditor Agreement pursuant to which the remaining assets of ECT will be distributed among them and the Company will receive 5,652 units of UIH Series B Convertible Preferred Stock and 92.4% of any remaining assets of ECT after the board of ECT has completed in a timely manner all matters considered necessary by the board to liquidate the remaining assets and the other outstanding liabilities of ECT.

The Company anticipates recording a gain of approximately $18,000 as a result of the sale of its Australian business segment during the three months ended February 28, 1999.

The consolidated financial statements and notes thereto reflect the discontinued operations of Centennial and the Australian Operations. The net assets of these discontinued operations have been separately classified in the accompanying consolidated balance sheets at November 30, 1998 and May 31, 1998 under the caption "Net Assets of Discontinued Operations".

Operating results of Centennial and the Australian Operations for the three and six months ended November 30, 1997, are shown separately within the accompanying consolidated statements of operations under the caption "Loss from Discontinued Operations". The operating results of Centennial and the Australian Operations for the three and six months ended November 30, 1997 consist of the following:


CENTENNIAL CELLULAR CORP.                            Three Months               Six Months
                                                        Ended                     Ended
                                                    November 30, 1997     November 30, 1997
                                                    -----------------     -----------------
Revenue                                             $       59,134         $      111,987
Costs and expenses                                         (64,508)              (119,489)
                                                    --------------         ---------------
     Operating Loss                                         (5,374)                (7,502)
Income from equity investments                               3,246                  7,452
Interest expense                                           (11,096)               (21,801)
Gain on sale of assets                                           7                     12
Income tax benefit                                           3,712                  5,683
Minority interest in income of subsidiaries                   (121)                  (256)
                                                    --------------         ---------------
     Net Loss (a)                                   $       (9,626)        $      (16,412)
                                                    ==============         ===============








AUSTRALIAN OPERATIONS:          Three Months        Six Months
                                   Ended               Ended
                             November 30, 1997   November 30, 1997
                             -----------------   -----------------
Revenue                           $ 11,041           $ 19,501
Costs and expenses                 (28,454)           (40,262)
                                  --------           --------
     Operating Loss                (17,413)           (20,761)
Interest expense                    (2,686)            (5,300)
Other loss                            (619)            (1,643)
                                  --------           --------
     Net Loss (a)                 $(20,718)          $(27,704)
                                  ========           ========


(a) Prior to minority interest share of losses.

NOTE 3.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenue and charges for installation and connections, net of programmers' share of pay television revenue. Such programmers' share netted against service income amounted to $72,135 and $62,406 for the six months ended November 30, 1998 and 1997, respectively.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company has adopted the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive Income (loss) for the Company includes unrealized appreciation of marketable securities and foreign currency translation adjustments (1997 only) in addition to net loss as reported in the Company's Consolidated Financial Statements. Comprehensive loss was $21,333 and $56,650 for the three and six months ended November 30, 1998, respectively, and $37,589 and $64,121 for the three and six months ended November 30, 1997, respectively.

NOTE 5. ACQUISITIONS/DISPOSITIONS

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

                                                     Six Months Ended November 30,
                                                     -----------------------------
                                                         1998             1997
                                                         ----             ----
                                                              (Unaudited)
Revenue                                                $ 259,790        $ 249,365
Loss from continuing operations                        $ (47,240)       $ (37,756)
Net loss                                               $ (47,240)       $ (70,777)
Loss from continuing operations
    per common share                                   $    (.63)       $    (.54)
Loss per common share - basic & diluted                $    (.63)       $    (.98)



Pro forma net loss per common share for the six months ended November 30, 1998 and 1997 is calculated using the weighted average number of common shares outstanding during the period.

Strategic Alternatives

The Board of Directors of the Company has determined to explore strategic alternatives available to it. In connection with this exploration, the Company has retained the services of Donaldson, Lufkin & Jenrette.

NOTE 6.  LONG-TERM DEBT

The Company and its subsidiaries had the following debt outstanding at November 30, 1998 and May 31, 1998.


                                                                 (Unaudited)
                                                                 November 30,            May 31,
                                                                     1998                 1998
                                                              -----------------     -----------------
CCC-I Credit Facility                                         $        -            $          -
CCC-II Credit Facility                                                 -                       -
Century 9 1/2% Senior Notes due 2000                                 150,000                150,000
Century 9 3/4% Senior Notes due 2002                                 200,000                200,000
Century Zero Coupon Senior Discount Notes due 2003                   302,948                289,870
Century 9 1/2% Senior Notes due 2005                                 250,000                250,000
Century 8 7/8% Senior Notes due 2007                                 250,000                250,000
Century 8 3/4% Senior Notes due 2007                                 225,000                225,000
Century 8 3/8%  Senior Notes due 2017                                100,000                100,000
Century 8 3/8% Senior Notes due 2007                                 100,000                100,000
Century Senior Discount Notes due 2008, Series B                     269,813                258,132
Century-ML 9.47% Senior Secured Notes due 2002                        80,000                100,000
Century Venture Corp. Credit Facility and Term Loan                   52,000                 54,000
CCCTV Credit Facility                                                 47,000                 52,000
Other                                                                     50                    100
                                                              --------------        ---------------
         Long-term debt -- continuing operations                   2,026,811              2,029,102
                                                              --------------        ---------------

Australian operations                                                 10,546                 10,546
Centennial 8 7/8% Senior Notes due 2001                              250,000                250,000
Centennial 10 1/8% Senior Notes due 2005                             100,000                100,000
CPRW Credit Facility                                                 157,000                150,000
Centennial Credit Facility                                               -                   10,000
                                                              --------------        ---------------
       Long-term debt -- discontinued operations                     517,546                520,546
                                                              --------------        ---------------
       Total                                                  $    2,544,357        $     2,549,648
                                                              ==============        ===============

Current maturities of long-term debt:
       Continuing operations                                          20,050                 20,050
       Discontinued operations                                        10,546                 10,546
                                                              --------------        ---------------
                                                              $       30,596        $        30,596
                                                              ==============        ===============



At November 30, 1998, the Company's public debt securities of approximately $1,847,761 in the aggregate have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 1 3/4 to 19 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company have four credit facilities (the CCC-I, CCC-II, Century Venture Corp. and CCCTV credit facilities) with $1,155,000 of total potential credit availability at November 30, 1998, of which $99,000 was outstanding.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The

Company entered into a five-year interest rate hedge agreement during October 1997 in relation to certain of its fixed-rate bank debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S. dollar six-month LIBOR or the U.S. dollar six-month LIBOR set in arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six-month LIBOR is set at or below 4.75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone.

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

At November 30, 1998, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

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

NOTE 8.  STOCK PURCHASES

During the six months ended November 30, 1997, the Company purchased 1,929,500 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $11,913 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares. During the six months ended November 30, 1998, the Company did not purchase any shares in the open market pursuant to these authorizations. As of January 8, 1999, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

NOTE 9. STRATEGIC PARTNERSHIP

On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 243,000 customers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 500,000 customers in the area of Southern California, including approximately 90,000 subscribers to be acquired in an exchange of cable systems described below. The Company will manage the newly combined cable systems and own approximately 75 percent of the Partnership. The cable systems contributed by each party will be valued based upon annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses.

The Company is expected to manage the Partnership in return for a management fee payable by the Partnership calculated based on a percentage of the annual total gross revenues of the Partnership, in addition to payment of certain fees and expenses. However, under the Agreement of Limited Partnership, the Partnership may not, among other things, without the approval of the TCI partner or the unanimous vote of all the members of the Partnership committee, enter into certain transactions with affiliates, issue any Partnership or other equity interest, permit any subsidiary to issue any equity interest, effectuate certain mergers or other business combinations or incur in excess of certain levels of indebtedness.

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in Northern California for certain cable systems owned by TCI in Southern California, allowing each of them to unify operations in existing service areas. TCI will exchange its East San Fernando Valley cable system serving approximately 94,400 subscribers for the Company's Northern California cable systems, serving approximately 90,000 subscribers in the communities of San Pablo, Benicia, Fairfield and Rohnert Park, California.

The closing of the foregoing transactions is subject to, among other things, each party obtaining the required consents (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

NOTE 10. PUERTO RICO HURRICANE

In September 1998, the Commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company has evaluated the extent of damage to its Puerto Rico cable systems and the impact the Hurricane has had on the Company's Puerto Rico service revenue during the second quarter ended November 30, 1998. The Company is in the process of finalizing its insurance claim and the insurance carrier has acknowledged coverage. The ultimate resolution of these claims is subject to further negotiations with the insurance carrier. After consideration of expected insurance recoveries, the Company believes it will not incur significant losses as a result of the effects of the damage caused by Hurricane Georges. During the three months ended November 30, 1998, the Company recorded approximately $3,500 of insurance recoveries related to subscriber refunds within revenue.

NOTE 11. CHANGES IN STOCKHOLDERS' DEFICIENCY

                                      Common Stock
                       -------------------------------------------
                             Class A                Class B          Additional
                       --------------------   --------------------    Paid-in     Accumulated
                         Shares     Dollars     Shares     Dollars    Capital       Deficit       Other       Total
                       ----------   -------   ----------   -------   ----------   -----------   ---------   ---------

Balance at June 1,
  1997                 62,695,127    $ 627    45,126,115    $ 451     $176,871     $(649,043)   $(127,549)  $(598,643)
Shares issued in
  connection with
  employee incentive
  plans                   589,761        6                               4,533                                  4,539
Class A Shares
  purchased by the
  Company                                                                                         (12,576)    (12,576)
Class B shares
  converted to Class A
  shares                2,400,000       24    (2,400,000)     (24)                                                 --
Subsidiary preferred
  stock dividends                                                       (5,225)                                (5,225)
Change in unrealized
  appreciation of
  marketable
  securities                                                                                        7,333       7,333
Foreign currency
  translation
  transferred to
  discontinued
  operations                                                                                          291         291
Net loss                                                                            (120,971)                (120,971)
                       ----------   -------   ----------   -------   ----------   -----------   ---------   ---------
Balance at May 31,
  1998                 65,684,888      657    42,726,115      427      176,179      (770,014)    (132,501)   (725,252)
Shares issued in
  connection with
  employee incentive
  plans                   460,336        5        25,000                 4,128                                  4,133
Class A shares
  purchased by the
  Company                                                                                          (1,505)     (1,505)
Class B shares
  converted to Class A
  shares                  429,056        4      (429,056)      (4)                                                 --
Change in unrealized
  appreciation of
  Marketable
  securities                                                                                      (10,688)    (10,688)
Net loss                                                                             (45,963)                 (45,963)
                       ----------   -------   ----------   -------   ----------   -----------   ---------   ---------
Balance at November
  30, 1998             66,574,280    $ 666    42,322,059    $ 423     $180,307     $(815,977)   $(144,694)  $(779.275)
                       ==========   =======   ==========   =======   ==========   ===========   =========   =========


OTHER STOCKHOLDERS' DEFICIENCY ITEMS:

                                                 November 30, 1998
                                                    (Unaudited)      May 31, 1998
                                                 -----------------   ------------

Treasury stock, at cost                              $(154,202)       $ (152,697)
Unrealized appreciation of marketable securities         9,508            20,196
                                                 -----------------   ------------
                                                     $(144,694)       $ (132,501)
                                                 =================   =============


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

RESULTS OF OPERATIONS (dollar amounts in thousands except subscriber, homes passed and share data)

The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees. At November 30, 1998, the Company owned and operated 72 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,350,000 homes and served a total of approximately 1,332,000 primary basic subscribers. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At November 30, 1998, these 50%-owned systems passed approximately 623,000 homes and served approximately 332,000 primary basic subscribers in the aggregate.

On January 7, 1999, Centennial Cellular Corp., ("Centennial") completed the previously announced merger of CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe, with and into Centennial. Centennial will continue to operate as an independent company under its current name and management. As of the completion of the merger, the Services Agreement between the Company and Centennial was terminated. As a holder of 8,561,819 shares of Class B Common Stock and 3,978 shares of Second Series Convertible Preferred Stock of Centennial, the Company received for its interest in Centennial approximately $360,800 in cash. The Company currently intends on utilizing these proceeds for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities and acquisitions.

The Company anticipates recording a net gain in relation to the disposition of Centennial of approximately $200,000 during the three months ended February 28, 1999, net of income taxes and the Company's share of estimated losses through the date of disposition. The Company's share of the estimated losses is not expected to be material. When the Centennial disposition is completed, the Company expects to reduce its valuation allowance applied against its deferred tax assets by approximately $80,000.

The Company has had interests in businesses in the pay television industry in Australia. The interests included investments in entities, which include East Coast Pay Television Pty. Limited ("ECT") and XYZ Entertainment Pty. Limited ("XYZ"), which have the following: (i) programming arrangements and ownership of a satellite subscription broadcast license which permits distribution of programming via direct-to-home (DTH) satellite television broadcasting throughout Australia; (ii) ownership of wireless cable distribution licenses
(MDS) in areas covering approximately 755,000 households; and (iii) programming services.

The Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of United International Holdings, Inc. ("UIH"), the Company's 25% ownership interest in XYZ for approximately $24,600. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock which is convertible into UIH Class A stock at a conversion price of $21.25 per share.

On July 9, 1998, ECT sold substantially all of its operating assets to Austar Entertainment Pty. Ltd., ("Austar") a wholly owned subsidiary of UAP, for approximately $6,100 in the form of UIH Series B Convertible Preferred Stock. ECT is currently finalizing the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT entered into an Intercreditor Agreement pursuant to which the remaining assets of ECT will be distributed among them and the Company will receive 5,652 units of UIH Series B Convertible Preferred Stock and 92.4% of any remaining assets of ECT after the board of ECT has completed in a timely manner all matters considered necessary by the board to liquidate the remaining assets and the other outstanding liabilities of ECT.

The Company anticipates recording a gain of approximately $18,000 as a result of the sale of its Australian business segment during the three months ended February 28, 1999.

Centennial and the Company's Australian Operations, including ECT, are presented as discontinued operations within the Company's consolidated financial statements (See Note 2 to the Company's consolidated financial statements). Accordingly, the consolidated statements of operations reflect their operating results as discontinued operations for the three and six months ended November 30, 1997 and the consolidated balance sheets at November 30, 1998 and May 31, 1998 segregates the net assets of these discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only.

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

SIX MONTHS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997

Revenue from cable television operations increased by $15,562 or 6.5%, over the corresponding six months ended November 30, 1997, principally as a result of acquisitions, subscription price increases and increases in the number of cable television subscriptions. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended November 30,

1998 were approximately 1,317,000, as compared to approximately 1,269,000 Basic Subscribers for the twelve-month period ended November 30, 1997, an increase of 3.8%, of which acquisitions accounted for approximately 56.3%. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $40.60 during the twelve months ended November 30, 1998, as compared to approximately $38.64 during the comparable prior twelve month period, an increase of 5.1%.

Cost of services of the Company's cable television operations increased by $2,876, or 5.5%, while selling, general and administrative expenses decreased by $3,898, or 6.2%. The principal reason for the increase in cost of services was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable television operations for the six months ended November 30, 1998 increased by $5,559, or 7.2% over the six months ended November 30, 1997.

As a result of the factors noted above, operating income for the six months ended November 30, 1998 increased to $59,807 or $11,025 above the operating income of $48,782 for the six months ended November 30, 1997.

Interest expense for the six months ended November 30, 1998 increased by $16,199, or 20.3% as compared with the six months ended November 30, 1997, principally as a result of increased borrowings. For the six months ended November 30, 1998, the average debt outstanding was approximately $2,033,900 or $226,200 above the average outstanding debt balance of $1,807,700 during the six months ended November 30, 1997. The Company's weighted average interest rate excluding borrowings of the Company's 50% owned joint ventures was approximately 9.6% in the six months ended November 30, 1998, as compared to approximately 8.9% in the six months ended November 30, 1997.

After income attributable to minority interests in subsidiaries for the six months ended November 30, 1998, a consolidated pretax loss of $37,446 was incurred, as compared to a pretax loss of $35,306 for the six months ended November 30, 1997.

The loss from continuing operations for the six months ended November 30, 1998 of $45,963 represents an increase of $10,803 from the loss of $35,160 for the three months ended November 30, 1997. The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems generate sufficient earnings to offset the associated costs of acquisitions and operations.

THREE MONTHS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997

Revenue from cable television operations increased by $8,410 or 6.9%, over the corresponding six months ended November 30, 1997, principally as a result of acquisitions, subscription price increases and increases in the number of cable television subscriptions.

Cost of services of the Company's cable television operations increased by $1,939, or 7.4%, while selling, general and administrative expenses decreased by $2,581, or 8.1%. The principal reason for the increase in cost of services was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable television operations for the three months ended November 30, 1998 increased by $4,264, or 11.0% over the three months ended November 30, 1997.

As a result of the factors noted above, operating income for the three months ended November 30, 1998 increased to $28,981 or $4,788 above the operating income of $24,193 for the three months ended November 30, 1997.

Interest expense for the three months ended November 30, 1998 increased by $7,247, or 17.7% as compared with the three months ended November 30, 1997, principally as a result of increased borrowings. The Company's weighted average interest rate excluding borrowings of the Company's 50% owned joint ventures was approximately 9.6% in the three months ended November 30, 1998, as compared to approximately 9.0% in the three months ended November 30, 1997.

After income attributable to minority interests in subsidiaries for the three months ended November 30, 1998, a consolidated pretax loss of $21,393 was incurred, as compared to a pretax loss of $19,890 for the three months ended November 30, 1997.

The loss from continuing operations for the three months ended November 30, 1998 of $25,125 represents an increase of $5,341 from the loss of $19,784 for the three months ended November 30, 1997. The Company expects net losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems generate sufficient earnings to offset the associated costs of acquisitions and operations.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. Since the Company's business is capital intensive, the Company must continue to seek various sources of financing to meet its needs, including growth in internally generated cash, bank financing, joint ventures and partnerships and public and private placements of debt and equity securities. In addition to an aggregate of $1,847,761 in public debt instruments of the Company, certain subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,235,000 of potential borrowing capacity for cable operations. At November 30, 1998, approximately $179,000 of that aggregate availability has been drawn.

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

During the six months ended November 30, 1998, the Company made capital expenditures of $51,539. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $120,000 for cable television capital expenditures in fiscal 1999. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the six months ended November 30, 1998, earnings were less than fixed charges by $30,982. However, such amount reflects non-cash charges totaling $82,574, consisting of depreciation and amortization. Historically, cash generated from operating activities has exceeded fixed charges. Based upon current market conditions, the Company expects that cash flows from operations, the sale of Centennial and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities. The Company will continue to rely on internally generated cash as well as various financing activities to fund these requirements.

FINANCING AND CAPITAL FORMATION

At November 30, 1998, the Company's public debt securities of approximately $1,847,761 in the aggregate, have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 1 3/4 to 19 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company, have four credit facilities with $1,155,000 of total potential credit availability at November 30, 1998, of which $99,000 was outstanding. The interest rates payable on borrowings under the respective credit facilities are as follows:

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

      At the election of Century Venture Corp. ("CVC"), (a) the C/D Base Rate plus an applicable margin, as defined or (b) the Eurodollar Base Rate plus an applicable margin, as defined or (c) the ABR Rate, as defined.

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

At November 30, 1998, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

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

On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 243,000 customers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 500,000 customers in the area of Southern California, including approximately 90,000 subscribers to be acquired in an exchange of cable systems described below. The Company will manage the newly combined cable systems and own approximately 75 percent of the Partnership. The cable systems contributed by each party will be valued based upon annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses.

The Company is expected to manage the Partnership in return for a management fee payable by the Partnership calculated based on a percentage of the annual total gross revenues of the Partnership, in addition to payment of certain fees and expenses. However, under the Agreement of Limited Partnership, the Partnership may not, among other things, without the approval of the TCI partner or the unanimous vote of all the members of the Partnership committee, enter into certain transactions with affiliates, issue any Partnership or other equity interest, permit any subsidiary to issue any equity interest, effectuate certain mergers or other business combinations or incur in excess of certain levels of indebtedness.

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in Northern California for certain cable systems owned by TCI in Southern California, allowing each of them to unify operations in existing services areas. TCI will exchange its East San Fernando Valley cable system serving approximately 94,400 subscribers for the Company's Northern California cable systems, serving approximately 90,000 subscribers in the communities of San Pablo, Benicia, Fairfield and Rohnert Park, California.

The closing of the foregoing transactions is subject to, among other things, each party obtaining the required consents (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

DISPOSITIONS

In June 1998, Century-ML Cable Venture, a 50% owned joint venture partnership between the Company and ML Media Partners, L.P., sold substantially all of the assets of its two radio stations for approximately $11,500. The Company recorded a pre-tax gain of $5,542 in relation to the sale of these two radio stations during the three months ended August 31, 1998.

STRATEGIC ALTERNATIVES

The Board of Directors of the Company has determined to explore strategic alternatives available to it. In connection with this exploration, the Company has retained the services of Donaldson, Lufkin & Jenrette.

YEAR 2000

The Company has undertaken a comprehensive program to address the issue of computer software and embedded microchips which are unable to distinguish between the year 1900 and the year 2000 within the Company and in the products and services purchased from its material suppliers (the "Year 2000 Project"). The Company has established a Year 2000 team.

The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in December 1998. The next step, completed in December 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies were identified and remediation cost estimates were developed. The Company will utilize primarily internal resources to remediate and test for Year 2000 readiness. The Company is in the process of replacing and testing its most critical business systems; signal delivery, accounting, and telephone answering systems. The Company has initiated formal communications with the suppliers with which it has active contracts ("Trading Partners") to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company cannot predict the outcome of other companies' remediation efforts. The Company is reliant on outside suppliers for signal delivery, customer billing, payroll and utility service.

Since August 1998, periodic reports have been submitted to and discussed with senior executives of the Company, including the Chief Operating Officer and Chief Financial Officer. In October of 1998, a progress report was discussed with the Company's Board of Directors' Audit Committee. The Company plans to continue such periodic reporting to its senior officers and its Board of Directors.

Year 2000 Costs

The Company currently plans to complete the Year 2000 Project by August 1999. The total remaining cost of the Year 2000 Project is estimated at $2,000 which is for new software and hardware purchases and will be capitalized. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

Risks

The failure to address a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the decentralized nature of the Company's operations, there are few systems the failure of which would have a material adverse effect on the Company as a whole. Nonetheless, the Company relies upon an external billing service, utility companies, satellite program service providers, satellite delivery systems, an external payroll service, the United States postal service, the financial service industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties will not suffer a Year 2000 business disruption. The most reasonably likely worst case scenario would involve a failure of the nation's satellite delivery systems and or widespread prolonged utility outages. If such a scenario occurred and it affected a large portion of the United States for a period exceeding 30 days, the Company's operating results would be negatively impacted. Failures in other systems would not be expected to have an adverse effect on the Company's consolidated financial position. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of its Trading Partners and its Trading Partners' customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's consolidated financial condition or results of operations. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its material Trading Partners. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be greatly reduced.

STOCK PURCHASES

During the six months ended November 30, 1997, the Company purchased 1,929,500 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $11,913 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as Treasury Shares. During the six months ended November 30, 1998, the Company did not purchase any shares in the open market pursuant to these authorizations. As of January 8, 1999, the Company is authorized to purchase 4,869,000 additional shares of Class A Common Stock after giving effect to the shares purchased to date.

PUERTO RICO HURRICANE

In September 1998, the Commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company has evaluated the extent of damage to its Puerto Rico cable systems and the impact the Hurricane has had on the Company's Puerto Rico service revenue during the second quarter ended November 30, 1998. The Company is in the process of finalizing its insurance claim and the insurance carrier has acknowledged coverage. The ultimate resolution of these claims is subject to further negotiations with the insurance carrier. After consideration of expected insurance recoveries, the Company believes it will not incur significant losses as a result of the effects of the damage caused by Hurricane Georges. During the three months ended November 30, 1998, the Company recorded approximately $3,500 of insurance recoveries related to subscriber refunds within revenue.

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

          a) Registrant's annual meeting of shareholders was held on October 29, 1998.

          b) The following persons were elected as directors at said meeting pursuant to the following votes:



          Directors                                 Number of Votes
          ---------                     ----------------------------------------
                                        For                           Withheld
                                        ------------                  --------
          Bernard P. Gallagher          474,243,745                    631,896
          William M. Kraus               31,022,924                    632,127
          David Z. Rosensweig           474,223,514                    652,127
          Scott N. Schneider            474,243,845                    631,796
          John P. Cole, Jr.             474,243,645                    631,996
          David Ross Miller             474,323,514                    552,127
          Michael G. Harris             474,243,845                    631,796
          Claire Tow                    474,233,767                    641,874
          Leonard Tow                   474,233,836                    641,805


          c) The following matter was voted upon at said meeting:

          1. The shareholders approved a proposal to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent accountants for the Registrant for the fiscal year ending May 31, 1999. The following sets forth the number of votes on this proposal.


              For                            Against                   Abstain
              -----------                    -------                   -------
              474,831,932                    38,055                    5,654


ITEM  5.   OTHER INFORMATION -

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as part of this report.

         a)       Exhibits

                  Exhibit No.     Description
                  -----------     -----------

                  Exhibit 11      Statement re:  computation of per share earnings

                  Exhibit 27      Financial Data Schedule (EDGAR filing only)



         b)       Reports on Form 8-K

                  Form 8-K dated October 13, 1998 relating to the press release of Centennial Cellular Corp. issued on October 13, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CENTURY COMMUNICATIONS CORP.


Date:    January 13, 1999

                                             /s/ Scott N. Schneider
                                             ---------------------------------
                                                   Scott N. Schneider
                                             Chief Financial Officer
                                             Senior Vice President and Treasurer
                                             (Principal Accounting Officer)