Form 10-Q
period 1999-02-28
CENTURY COMMUNICATIONS CORP
filed 1999-04-02
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 1999
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           for the transition period from             to
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

Class A Common - 32,887,163 outstanding shares as of March 18, 1999 Class B Common - 42,322,059 outstanding shares as of March 18, 1999

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in Thousands)


                                                                        February 28,
                                                                            1999                     May 31,
                                                                         (Unaudited)                   1998
                                                                        ------------              ----------
ASSETS
Current assets:

   Cash and short-term investments                                       $   628,162             $   285,498

   Accounts receivable less allowance for doubtful
       accounts of $2,712 and $1,695, respectively                            32,981                  16,109

   Prepaid expenses and other current assets                                   7,066                   3,465

   Net assets of discontinued operations                                          --                  37,323
                                                                           ---------               ---------

   Total current assets                                                      668,209                 342,395

Property, plant and equipment - net                                          564,415                 565,965

Investment in marketable equity securities                                    63,776                  52,451

Debt issuance costs, less accumulated amortization of $21,201
     and $16,013, respectively                                                28,641                  33,829

Cable television franchises, less accumulated amortization of $367,155
     and $324,835, respectively                                              302,186                 344,612

Excess of purchase price over value of net assets acquired, less
     accumulated amortization of $43,064 and $40,612, respectively           160,170                 166,570

Other assets                                                                  12,067                   9,360
                                                                           ---------               ---------

                                                                         $ 1,799,464             $ 1,515,182
                                                                           =========               =========




                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)
                    Amounts in Thousands (Except Share Data)



                                                                                     February 28,
                                                                                         1999              May 31,
                                                                                     (Unaudited)            1998
                                                                                     ------------        -----------
LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
   Current maturities of long-term debt                                               $    20,050        $    20,050
   Accounts payable                                                                        42,160             35,983
   Accrued expenses and other current liabilities                                         100,028             97,499
                                                                                      -----------        -----------
        Total current liabilities                                                         162,238            153,532

Long-term debt                                                                          2,017,532          2,009,052
Deferred income taxes                                                                       3,278              5,170
Minority interest in subsidiaries                                                          73,888             67,030
Other deferred income                                                                       5,470              5,650

Commitments and contingencies (See Notes)

Common stockholders' deficiency:
   Common stock, par value $.01 per share:
   Class A, authorized 400,000,000 shares,
       issued, 66,694,199 and 65,684,888 shares, respectively,
       and outstanding 32,885,031 and 31,954,085 shares, respectively                         667                657
   Class B, authorized 300,000,000 shares, issued and outstanding 42,322,059
       and 42,726,115 shares, respectively                                                    423                427

   Additional paid-in capital                                                             181,103            176,179
   Other, including 33,809,168 and 33,730,803 treasury shares, respectively              (147,271)          (132,501)
   Accumulated deficit                                                                   (497,864)          (770,014)
                                                                                      -----------        -----------

            Total common stockholders' deficiency                                        (462,942)          (725,252)
                                                                                      -----------        -----------

                                                                                      $ 1,799,464        $ 1,515,182
                                                                                      ===========        ===========



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    Amounts in Thousands (Except Share Data)



                                                             Three Months Ended February 28,         Nine Months Ended February 28,
                                                             -------------------------------         ------------------------------
                                                                 1999               1998                1999               1998
                                                             ------------        -----------         -----------        -----------
Revenues:
   Service income                                            $    131,278       $    120,725         $   387,726        $   361,611
                                                              -----------        -----------          ----------         ----------

Costs and expenses:
   Cost of services                                                29,820             26,063              85,284             78,651
   Selling, general and administrative                             29,093             30,175              87,696             92,676
   Depreciation and amortization                                   43,290             39,546             125,864            116,561
                                                              -----------        -----------          ----------         ----------
                                                                  102,203             95,784             298,844            287,888
                                                              -----------        -----------          ----------         ----------

Operating income                                                   29,075             24,941              88,882             73,723
Gain (loss) on sale of assets                                         (39)               (19)              5,186              1,889
Interest expense                                                   47,816             45,067             143,830            124,882
                                                              -----------        -----------          ----------         ----------

Loss from continuing operations before income
tax (benefit) and minority interest                               (18,780)           (20,145)            (49,762)           (49,270)

Income tax benefit                                                (27,621)              (400)            (19,104)              (546)
                                                              -----------        -----------          ----------         ----------

Income (loss) from continuing operations
   before minority interest                                         8,841            (19,745)            (30,658)           (48,724)

Minority interest in income of subsidiaries                        (2,870)            (2,521)             (9,334)            (8,702)
                                                              -----------        -----------          ----------         ----------
Income (loss) from continuing operations                            5,971            (22,266)            (39,992)           (57,426)
                                                              -----------        -----------          ----------         ----------

Discontinued operations:
   Loss from discontinued operations, net of income
   tax benefit of $7,844 and $13,527 and minority
   interest in losses of $6,578 and $17,673 for the three
   and nine months ended February 28, 1998, respectively               --             (6,853)                 --            (39,874)

   Gain on sale of discontinued operations (less
   applicable income taxes of $28,255)                            312,142                 --             312,142                 --
                                                              -----------        -----------          ----------         ----------
                                                                  312,142             (6,853)            312,142            (39,874)
                                                              -----------        -----------          ----------         ----------
   Net income (loss)                                         $    318,113       $    (29,119)        $   272,150        $   (97,300)
                                                              ===========        ===========          ==========         ==========

Dividend on discontinued subsidiary convertible
   redeemable preferred stock                                $         --       $      1,259         $        --        $     3,777
                                                              ===========        ===========          ==========         ==========

Net income (loss) applicable to common shares                $    318,113       $    (30,378)        $   272,150        $  (101,077)
                                                              ===========        ===========          ==========         ==========

Net income (loss) per common share - basic
   Income (loss) from continuing operations                  $       0.08       $      (0.32)        $     (0.53)       $     (0.82)
   Loss from discontinued operations                                   --              (0.09)                 --              (0.53)
   Gain on sale of discontinued operations                           4.15                 --                4.16                 --
                                                              -----------        -----------          ----------         ----------
   Net income (loss) per common share - basic                $       4.23       $      (0.41)        $      3.63        $     (1.35)
                                                              ===========        ===========          ==========         ==========

Net income (loss) per common share - diluted
   Income (loss) from continuing operations                  $       0.08       $      (0.32)        $     (0.53)       $     (0.82)
   Loss from discontinued operations                                   --              (0.09)                 --              (0.53)
   Gain on sale of discontinued operations                           4.08                 --                4.16                 --
                                                              -----------        -----------          ----------         ----------
   Net income (loss) per common share - diluted              $       4.16       $      (0.41)        $      3.63        $     (1.35)
                                                              ===========        ===========          ==========         ==========

Weighted average number of common shares
   outstanding during the period - basic                       75,146,000         74,310,000          74,976,000         74,859,000
                                                              ===========        ===========          ==========         ==========

Weighted average number of common shares
   outstanding during the period - diluted                     76,449,000         74,310,000          74,976,000         74,859,000
                                                              ===========        ===========          ==========         ==========



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              Amounts in Thousands


                                                                        Nine Months Ended February 28,
                                                                        ------------------------------
                                                                              1999        1998
                                                                           ---------    ---------

OPERATING ACTIVITIES:
   Cash  received from subscribers and others                              $ 464,083    $ 448,577
   Cash paid to suppliers, employees and
       governmental agencies                                                (285,569)    (265,731)
   Interest paid                                                            (102,846)     (96,019)
                                                                           ---------    ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                            75,668       86,827
                                                                           ---------    ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                      (79,997)     (86,432)
   Cable television franchise expenditures                                      (339)        (181)
   Acquisition of other assets                                                (3,461)       1,454
   Acquisition of cable television systems                                      --        (33,548)
   Sale of discontinued operations                                           360,115         --
   Sale of radio stations                                                     11,538         --
                                                                           ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES                               287,856     (118,707)
                                                                           ---------    ---------

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                           --        775,659
   Principal payments on long-term debt                                      (29,050)    (560,050)
   Debt issuance costs                                                          --        (17,824)
   Purchase of treasury stock                                                 (1,505)     (12,421)
   Issuance of common stock                                                    4,930        1,361
                                                                           ---------    ---------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (25,625)     186,725
                                                                           ---------    ---------

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
   INVESTMENTS - CONTINUING OPERATIONS                                       337,899      154,845
CASH FLOWS OF DISCONTINUED OPERATIONS - NET                                    4,765      (29,722)
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
   OF PERIOD                                                                 285,498      151,947
                                                                           ---------    ---------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                            $ 628,162    $ 277,070
                                                                           =========    =========



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                              Amounts in Thousands


                                                                                 Nine Months Ended February 28,
                                                                                 ------------------------------
                                                                                       1999         1998
                                                                                    --------      ---------




RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED
        BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                                   $ 272,150     $ (97,300)
                                                                                    ---------     ---------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                                                 125,864       116,561
        Minority interest in income of subsidiaries - continuing operations             9,334         8,702
        Deferred income taxes                                                          (1,892)       (3,611)
        Non cash interest charges                                                      42,587        25,414
        Gain on sale of discontinued operations                                      (340,397)         --
        Gain on sale of assets and other                                               (6,008)         --
        Loss from discontinued operations - net                                          --          39,874
        Change in assets and liabilities net of effects of acquired cable television systems:
                 Accounts receivable - (increase)                                     (17,072)       (5,714)
                 Prepaid expenses and other current assets - (increase) decrease       (3,629)        2,610
                 Accounts payable and accrued expenses - increase/(decrease)           (5,269)          291
                                                                                    ---------     ---------
                                         Total adjustments                           (196,482)      184,127
                                                                                    ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  75,668     $  86,827
                                                                                    =========     =========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (Amounts in thousands, except subscriber, pop and share data)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries (the "Company") as of February 28, 1999 and the results of its consolidated operations and cash flows for the periods ended February 28, 1999 and 1998. The February 28, 1999 and 1998 financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1998 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. Certain reclassifications have been made to prior period balances to conform with the current period's presentation. The consolidated balance sheet at May 31, 1998 is audited.

NOTE 2. AGREEMENT AND PLAN OF MERGER

On March 5, 1999, the Company and Adelphia Communications Corporation ("Adelphia") jointly announced the signing of a definitive agreement (the "Merger Agreement") for the merger (the "Merger") of the Company with and into a newly formed direct, wholly-owned subsidiary of Adelphia (the "Merger Sub"). The Merger Sub will continue as the surviving company in the Merger. The Merger is expected to close in the third calendar quarter of 1999. The consolidated financial statements have been prepared on an historical basis and do not include any adjustments that might result from the outcome of the Merger.

Pursuant to the Merger Agreement, the Company's Class A Common stockholders will receive cash of approximately $9.16 per share and approximately 0.6122 shares of Adelphia Class A Common Stock (for a total market value of the consideration of $44.14 based on Adelphia's March 4, 1999 closing price on the Nasdaq National Market of $57-1/8) for each share of the Company's Class A Common Stock that they own, and the Company's Class B Common stockholders will receive approximately $11.81 in cash and approximately 0.6360 shares of Adelphia Class A Common Stock (for a total market value of the consideration of $48.14 based on Adelphia's March 4, 1999 closing price on the Nasdaq National Market of $57 1/8) for each share of the Company's Class B Common Stock that they own.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event the Company enters into or consummates a merger, consolidation or other business combination with a third party within twenty-four months after the date of termination of the Merger Agreement, the Company shall reimburse Adelphia's costs and expenses in connection with the Merger Agreement (subject to a maximum of $10,000) and pay Adelphia a termination fee of $100,000.

On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of the Company's Class A Common stockholders on behalf of himself and all others similarly situated naming the Company's Class B Common stockholders and all of the Company's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. The Company and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate.

The closing of the Merger is subject to certain customary conditions, including the approval of the Merger by the shareholders of the Company and Adelphia, each party obtaining the required consents (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transaction will be consummated.

NOTE 3. MERGER/SALE OF BUSINESS SEGMENTS

CENTENNIAL CELLULAR CORP.

On January 7, 1999, Centennial Cellular Corp. ("Centennial") completed the previously announced merger of CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe, with and into Centennial (the "Centennial Merger"). As of the completion of the Centennial Merger, the Services Agreement between the Company and Centennial was terminated. As a holder of 8,561,819 shares of Class B Common Stock and 3,978 shares of Second Series Convertible Preferred Stock of Centennial, the Company received for its interest in Centennial approximately $360,100 in cash. The Company intends to utilize these proceeds for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments and acquisitions.

The Company recorded a pre-tax gain upon the sale of Centennial of approximately $322,000 during the three months ended February 28, 1999.

AUSTRALIAN OPERATIONS

The Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of United International Holdings, Inc. ("UIH"), the Company's 25% ownership interest in XYZ Entertainment Pty. Limited ("XYZ") for approximately $24,600. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock ("UIH Convertible Stock") which is convertible at any time into approximately ten shares of UIH Class A Common Stock for each share of UIH Convertible Stock, at a conversion price of $21.25 per share. The Company may not sell, assign, pledge, transfer or otherwise convey any UIH securities prior to September 11, 1999.

On July 9, 1998, East Coast Pay Television Pty. Limited ("ECT") sold substantially all of its operating assets to Austar Entertainment Pty Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of UIH Convertible Stock. ECT has finalized the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT entered into an Intercreditor Agreement pursuant to which substantially all of the remaining assets of ECT have been distributed among them and the Company has received 5,652 units of UIH Convertible Stock. The Company will receive 92.4% of any additional remaining assets of ECT. Such amounts are not expected to be material.

At March 18, 1999, the closing price of the UIH Class A Common Stock on the Nasdaq National Market was $40 1/8.

The Company recorded a pre-tax gain of approximately $18,300 as a result of the sale of its Australian business segment during the three months ended February 28, 1999.

The Company reduced its valuation allowance applied against its deferred tax assets by approximately $103,000 as a result of the sale of Centennial and the Australian Operations.

The net assets of Centennial and the Australian Operations have been classified in the accompanying May 31, 1998 consolidated balance sheet under the caption "Net Assets of Discontinued Operations".

Operating results of Centennial and the Australian Operations for the three and nine months ended February 28, 1998 are shown separately within the accompanying consolidated statements of operations under the caption "Loss from Discontinued Operations". The operating results of Centennial and the Australian Operations for the three and nine months ended February 28, 1998 consist of the following:

CENTENNIAL CELLULAR CORP.                           Three Months            Nine Months
                                                        Ended                   Ended
                                                   February 28,1998        February 28,1998
                                                   ----------------        ----------------

Revenue                                            $     59,179            $    171,166
Costs and expenses                                      (67,538)               (187,027)
                                                   ------------            -------------
    Operating Loss                                       (8,359)                (15,861)
Income from equity investments                            2,391                   9,843
Interest expense                                        (11,461)                (33,262)
Gain (loss) on sale of assets                                (4)                      8
Income tax benefit                                        7,844                  13,527
Minority interest in income of subsidiaries                 (81)                   (337)
                                                   ------------            -------------
    Net Loss (a)                                   $     (9,670)           $    (26,082)
                                                   ============            =============


AUSTRALIAN OPERATIONS:                           Three Months          Nine Months
                                                    Ended                  Ended
                                                February 28, 1998      February 28, 1998
                                                -----------------      -----------------
Revenue                                         $  8,313               $ 27,814
Costs and expenses                                (8,773)               (49,035)
                                                --------               --------
     Operating Loss                                 (460)               (21,221)

Interest expense                                  (2,899)                (8,199)
Other loss                                          (401)                (2,044)
                                                --------               --------
     Net Loss (a)                               $ (3,760)              $(31,464)
                                                ========               ========



(a) Prior to minority interest share of losses.

NOTE 4.  REVENUE RECOGNITION

Cable service income includes earned subscriber service revenue and charges for installation and connections, net of programmers' share of pay television revenue. Such programmers' share netted against service income amounted to $39,310 and $111,445 for the three and nine months ended February 28, 1999, respectively, and $34,005 and $96,411 for the three and nine months ended February 28, 1998, respectively.

NOTE 5. INCOME TAXES

As discussed in Note 3, the Company sold Centennial and the Company's Australian Operations in the quarter ended February 28, 1999, resulting in a pre-tax gain of approximately $340,000. Consequently, in the three months ended February 28, 1999, the Company was able to recognize a tax benefit from the losses incurred from continuing operations for the first nine months of fiscal 1999. The Company will recognize a tax benefit for the losses from continuing operations incurred in the fourth quarter of fiscal 1999 and will reduce the adjustment to the tax valuation allowance by a like amount.

NOTE 6. INCOME (LOSS) PER COMMON SHARE

The Company applies the provisions of Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, Basic Earnings Per Share is calculated by dividing income (loss) applicable to common shares by weighted average common shares outstanding. Diluted Earnings Per Share reflects the potential dilution that could occur if potential common stock instruments of the Company were exercised, converted or issued. The calculation of Diluted Earnings Per Share for the three months ended February 28, 1999 included common share equivalents of 1,303,000 in the determination of common shares outstanding utilized in the calculation.

NOTE 7. SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information on operating segments in the financial statements. In accordance with this standard, the Company has determined that it currently operates in one business segment, the ownership and operation of cable television systems in the United States.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

The Company has adopted the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive Income (loss) for the Company includes unrealized appreciation of marketable securities and foreign currency translation adjustments (1998 only) in addition to net income (loss) as reported in the Company's Consolidated Financial Statements. Comprehensive income was $315,536 and $258,885 for the three and nine months ended February 28, 1999, respectively, and comprehensive loss was $30,318 and $94,439 for the three and nine months ended February 28, 1998, respectively.

NOTE 9. ACQUISITIONS/DISPOSITIONS - CONTINUING OPERATIONS

Acquisitions

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which served an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizen Utilities Company has a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda/Orange County and Diamond Bar, California. The aggregate purchase price for these systems was approximately $69,650. On October 15, 1997, the Century/Citizens Joint Venture completed the acquisition of the Diamond Bar system for a purchase price of approximately $34,160. The Diamond Bar system serves approximately 20,000 primary basic subscribers. On April 30, 1998, the Century/Citizens Joint Venture completed the acquisition of the Yorba Linda/Orange County systems for a purchase price of approximately $35,490. The Yorba Linda/Orange County systems serve approximately 17,500 primary basic subscribers. The Company funded its share of the purchase price for the Yorba Linda/Orange County systems and the Diamond Bar system using available credit facilities.

Dispositions

In June 1998, Century-ML Cable Venture, a 50% owned joint venture partnership between the Company and ML Media Partners, L.P., sold substantially all of the assets of its two radio stations for approximately $11,500. The Company recorded a pre-tax gain of $5,506 in relation to the sale of these two radio stations during the nine months ended February 28, 1999.

The summary pro forma information includes the results of the Company's continuing operations and the above acquisitions and disposition, in each case as if such acquisitions and disposition had been completed as of June 1, 1997.

                                                              Nine Months Ended February 28,
                                                             -------------------------------
                                                                1999                  1998
                                                             ---------            ----------
                                                                      (Unaudited)

Revenue                                                      $ 387,698            $ 365,411
Loss from continuing operations                              $ (40,062)           $ (59,977)
Net income (loss)                                            $ 272,080            $ (99,851)
Loss from continuing operations
   per common share - basic & diluted                        $    (.53)           $    (.85)
Income (loss) per common share - basic & diluted             $    3.63            $   (1.38)


Pro forma net loss per common share for the nine months ended February 28, 1999 and 1998 is calculated using the weighted average number of common shares outstanding during the period.

NOTE 10. PENDING ACQUISITION

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

NOTE 11.  LONG-TERM DEBT

At February 28, 1999, the Company's public debt securities of approximately $1,860,532 in the aggregate have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 1 1/2 to 18 3/4 years. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company have four credit facilities (the CCC-I, CCC-II, Century Venture Corp. and CCCTV credit facilities) with $1,155,000 of total potential credit availability at February 28, 1999, of which $97,000 was outstanding. Approximately $825,000 of borrowing capacity terminates under the CCC-I and CCC-II credit facilities on August 31, 1999.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company entered into a five-year interest rate hedge agreement during October 1997 in relation to certain of its fixed-rate bank debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S. dollar six-month LIBOR or the U.S. dollar six-month LIBOR set in arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six- month LIBOR is set at or below
 .75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone.

The subsidiaries' credit facilities and the Company's public debt securities, among other things, require the maintenance of certain financial and operating covenants, restrict the use of proceeds from such borrowing, limit the incurrence of additional indebtedness, restrict the purchase or redemption of its capital stock and limit the ability to pay dividends and management fees and make capital expenditures. So long as applicable financial and other covenants, including certain interest expense ratio tests, are met in connection with the Merger, the Merger may be accomplished without creating a default under the indentures applicable to the Company's public debt securities. If any issue of the Company's public debt securities is downgraded to designated levels at the time of the Merger, the holders of such issue could require the Company to repurchase such debt securities at a price equal to 101% of the principal amount thereof.

At February 28, 1999, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 13.  STOCK PURCHASES

During the nine months ended February 28, 1998, the Company purchased 1,959,500 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $12,151 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares. During the nine months ended February 28, 1999, the Company did not purchase any shares in the open market pursuant to these authorizations.

NOTE 14. STRATEGIC PARTNERSHIP

On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 243,400 customers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 528,700 customers in the area of Southern California, including approximately 94,400 subscribers to be acquired in an exchange of cable systems described below as well as approximately 19,000 subscribers related to the Company's pending acquisition of the cable television system serving Moreno Valley and Riverside, California (See Note 8). The Company will manage the newly combined cable systems and own approximately 69.5 percent of the Partnership. The cable systems contributed by each party will be valued based upon annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses.

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

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in Northern California for certain cable systems owned by TCI in Southern California, allowing each of them to unify operations in existing service areas. TCI will exchange its East San Fernando Valley cable system serving approximately 94,400 subscribers for the Company's Northern California cable systems, serving approximately 95,900 subscribers in the communities of San Pablo, Benicia, Fairfield and Rohnert Park, California.

It is anticipated that the Partnership will be funded by approximately $900,000 of indebtedness. There is no assurance that such financing will be available to the Partnership or that the Partnership will be able to obtain such financing on terms favorable to the Partnership.

The closing of the foregoing transactions is subject to, among other things, each party obtaining the required consents (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities. In connection with the Partnership Transaction, the Company has completed filing the material applications seeking transfer of the Company's applicable franchise licenses with the FCC and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

NOTE 15. CHANGES IN STOCKHOLDERS'DEFICIENCY

                                                       Common Stock
                                          ---------------------------------------

                                                Class A             Class B         Additional
                                          -------------------  ------------------    Paid-in    Accumulated
                                          Shares      Dollars  Shares      Dollars   Capital      Deficit    Other      Total
                                          ----------  -------  ----------  -------  ----------  -----------  ---------  ---------

Balance at June 1, 1997                   62,695,127  $627     45,126,115  $451     $176,871    $(649,043)  $(127,549)  $(598,643)
Shares issued in connection
   with employee incentive plans             589,761     6                             4,533                                4,539
Class A Shares purchased by the
   Company                                                                                                    (12,576)    (12,576)
Class B shares converted to Class A
   shares                                  2,400,000    24     (2,400,000)  (24)                                                -
Subsidiary preferred stock dividends                                                  (5,225)                              (5,225)
Change in unrealized appreciation of
   marketable securities                                                                                        7,333       7,333
Foreign currency translation transferred
   to discontinued operations                                                                                     291         291
Net loss                                                                                         (120,971)               (120,971)
                                          ----------  ----     ----------  ----     --------    ---------   ---------   ---------
Balance at May 31, 1998                   65,684,888   657     42,726,115   427     $176,179     (770,014)   (132,501)   (725,252)
Shares issued in connection
   with employee incentive plans             580,255        6       25,000             4,924                                4,930
Class A shares purchased by the
   Company                                                                                                     (1,505)     (1,505)
Class B shares converted to
   Class A shares                            429,056        4     (429,056)  (4)                                            --
Change in unrealized appreciation
   of Marketable securities                                                                                   (13,265)    (13,265)
Net income                                                                                        272,150                 272,150
                                          ----------  ----     ----------  ----     --------    ---------   ---------   ---------

Balance at February 28, 1999              66,694,199  $667     42,322,059   423     $181,103    $(497,864)  $(147,271)  $(462,942)
                                          ----------  ----     ----------  ----     --------    ---------   ---------   ---------
                                          ----------  ----     ----------  ----     --------    ---------   ---------   ---------




OTHER STOCKHOLDERS' DEFICIENCY ITEMS:                February 28, 1999
                                                         (Unaudited)         May 31, 1998
                                                     --------------          ------------

Treasury stock, at cost                              $     (154,202)         $    (152,697)
Unrealized appreciation of marketable securities              6,931                 20,196
                                                     --------------           ------------
                                                     $     (147,271)         $    (132,501)
                                                     --------------           ------------
                                                     --------------           ------------


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

RESULTS OF OPERATIONS (dollar amounts in thousands except subscriber, homes passed and share data)

The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees. At February 28, 1999, the Company owned and operated 72 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,358,000 homes and served a total of approximately 1,338,000 primary basic subscribers. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At February 28, 1999, these 50%-owned systems passed approximately 628,000 homes and served approximately 336,000 primary basic subscribers in the aggregate.

On March 5, 1999, the Company and Adelphia Communications Corporation ("Adelphia") jointly announced the signing of a definitive agreement (the "Merger Agreement") for the merger (the "Merger") of the Company with and into a newly formed direct, wholly-owned subsidiary of Adelphia (the "Merger Sub"). The Merger Sub will continue as the surviving company in the Merger. The Merger is expected to close in the third calendar quarter of 1999. The consolidated financial statements have been prepared on an historical basis and do not include any adjustments that might result from the outcome of the Merger.

Pursuant to the Merger Agreement, the Company's Class A Common stockholders will receive cash of approximately $9.16 per share and approximately 0.6122 shares of Adelphia Class A Common Stock (for a total market value of the consideration of $44.14 based on Adelphia's March 4, 1999 closing price on the Nasdaq National Market of $57-1/8) for each share of the Company's Class A Common Stock that they own, and the Company's Class B Common stockholders will receive approximately $11.81 in cash and approximately 0.6360 shares of Adelphia Class A Common Stock (for a total market value of the consideration of $48.14 based on Adelphia's March 4, 1999 closing price on the Nasdaq National Market of $57-1/8) for each share of the Company's Class B Common Stock that they own.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event the Company enters into or consummates a merger, consolidation or other business combination with a third party within twenty-four months after the date of termination of the Merger Agreement, the Company shall reimburse Adelphia's costs and expenses in connection with the Merger Agreement (subject to a maximum of $10,000) and pay Adelphia a termination fee of $100,000.

On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of the Company's Class A Common stockholders on behalf of himself and all others similarly situated naming the Company's Class B Common stockholders and all of the Company's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. The Company and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate.

The closing of the Merger is subject to certain customary conditions, including the approval of the Merger by the shareholders of the Company and Adelphia, each party obtaining the required consents (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transaction will be consummated.

On January 7, 1999, Centennial Cellular Corp. ("Centennial") completed the previously announced merger of CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe, with and into Centennial (the "Centennial Merger"). Centennial will continue to operate as an independent company under its current name and management. As of the completion of the Centennial Merger, the Services Agreement between the Company and Centennial was terminated. As a holder of 8,561,819 shares of Class B Common Stock and 3,978 shares of Second Series Convertible Preferred Stock of Centennial, the Company received for its interest in Centennial approximately $360,100 in cash. The Company intends to utilize these proceeds for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases and acquisitions.

The Company recorded a pre-tax gain in relation to the sale of Centennial of approximately $322,000 during the three months ended February 28, 1999.

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

The Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of United International Holdings, Inc. ("UIH"), the Company's 25% ownership interest in XYZ Entertainment Pty. Limited ("XYZ") for approximately $24,600. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock ("UIH Convertible Stock") which is convertible at any time into approximately ten shares of UIH Class A Common Stock for each share of UIH Convertible Stock, at a conversion price of $21.25 per share. The Company may not sell, assign, pledge, transfer or otherwise convey any UIH securities prior to September 11, 1999.

On July 9, 1998, ECT sold substantially all of its operating assets to Austar Entertainment Pty. Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of UIH Series B Convertible Preferred Stock. ECT has finalized the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT entered into an Intercreditor Agreement pursuant to which substantially all of the remaining assets of ECT have been distributed among them and the Company has received 5,652 units of UIH Convertible Stock. The Company will receive 92.4% of any additional remaining assets of ECT. Such amounts are not expected to be material.

At March 18, 1999, the closing price of the UIH Class A Common Stock on the Nasdaq National Market was $40 1/8.

The Company recorded a pre-tax gain of approximately $18,300 as a result of the sale of its Australian business segment during the three months ended February 28, 1999.

The Company reduced its valuation allowance applied against its deferred tax assets by approximately $103,000 as a result of the sale of Centennial and the Australian Operations.

The consolidated statements of operations reflect the operating results of Centennial and the Company's Australian Operations, including ECT, as discontinued operations for the three and nine months ended February 28, 1998 and the May 31, 1998 consolidated balance sheet segregates the net assets of these discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only and does not reflect the impact of the Merger or changes in capital structure or business plans associated with the Merger.

The Telecommunications Act of 1996 (the "Act") which was enacted in February 1996, alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The Act deregulated (except for basic service) cable service rates on March 31, 1999.

NINE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

Revenue from cable television operations increased by $26,115 or 7.2%, over the corresponding nine months ended February 28, 1998, principally as a result of subscription price increases, acquisitions and increases in the number of cable television subscribers. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended February 28, 1999 were approximately 1,323,000, as compared to approximately 1,283,000 Basic Subscribers for the twelve-month period ended February 28, 1998, an increase of 3.1%, of which acquisitions accounted for approximately 60%. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $41.42 during the twelve months ended February 28, 1999, as compared to approximately $39.17 during the comparable prior twelve month period, an increase of 5.7%.

Cost of services of the Company's cable television operations increased by $6,633, or 8.4%, while selling, general and administrative expenses decreased by $4,980, or 5.4%. The principal reason for the increase in cost of services was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable television operations for the nine months ended February 28, 1999 increased by $9,303, or 8.0% over the nine months ended February 28, 1998.

As a result of the factors noted above, operating income for the nine months ended February 28, 1999 increased to $88,882 or $15,159 above the operating income of $73,723 for the nine months ended February 28, 1998.

Interest expense for the nine months ended February 28, 1999 increased by $18,948, or 15.2% as compared with the nine months ended February 28, 1998, as a result of increased borrowings and higher interest rates. For the nine months ended February 28, 1999, the average debt outstanding was approximately $2,032,400 or $136,189 above the average outstanding debt balance of $1,896,211 during the nine months ended February 28, 1998. The Company's weighted average interest rate excluding borrowings of the Company's 50% owned joint ventures was approximately 9.5% in the nine months ended February 28, 1999, as compared to approximately 8.8% in the nine months ended February 28, 1998.

After income attributable to minority interests in subsidiaries for the nine months ended February 28, 1999, a consolidated pre-tax loss from continuing operations of $59,096 was incurred, as compared to a pre-tax loss from continuing operations of $57,972 for the nine months ended February 28, 1998. As a result of the Company's sale of Centennial and the Company's Australian Operations in the quarter ended February 28, 1999, the Company recorded a pre-tax gain of approximately $340,000 and consequently was able to recognize a net tax benefit of $19,104 in the nine months ended February 28, 1999 for the losses from continuing operations for the first nine months of fiscal 1999. The Company will recognize a tax benefit for the losses from continuing operations incurred in the fourth quarter of fiscal 1999 and will reduce the adjustment to the tax valuation allowance by a like amount. These tax benefits are non-cash in nature.

The loss from continuing operations for the nine months ended February 28, 1999 of $39,992 represents a decrease of $17,434 from the loss of $57,426 for the nine months ended February 28, 1998. The Company expects losses from continuing operations before income tax benefits to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems generate sufficient earnings to offset the associated costs of acquisitions and operations.

THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

Revenue from cable television operations increased by $10,553 or 8.7%, over the corresponding three months ended February 28, 1998, principally as a result of subscription price increases, acquisitions and increases in the number of cable television subscribers.

Cost of services of the Company's cable television operations increased by $3,757, or 14.4%, while selling, general and administrative expenses decreased by $1,082, or 3.6%. The principal reason for the increase in cost of services was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The Company anticipates increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable television operations for the three months ended February 28, 1999 increased by $3,744, or 9.5% over the three months ended February 28, 1998.

As a result of the factors noted above, operating income for the three months ended February 28, 1999 increased to $29,075 or $4,134 above the operating income of $24,941 for the three months ended February 28, 1999.

Interest expense for the three months ended February 28, 1999 increased by $2,749, or 6.1% as compared with the three months ended February 28, 1998, principally as a result of increased borrowings. The Company's weighted average interest rate excluding borrowings of the Company's 50% owned joint ventures was approximately 9.5% in the three months ended February 28, 1999, as compared to approximately 9.2% in the three months ended February 28, 1998.

After income attributable to minority interests in subsidiaries for the three months ended February 28, 1999, a consolidated pre-tax loss from continuing operations of $21,650 was incurred, as compared to a pre-tax loss from continuing operations of $22,666 for the three months ended February 28, 1998. As a result of the Company's sale of Centennial and the Company's Australian Operations in the quarter ended February 28, 1999, the Company recorded a pre-tax gain of approximately $340,000 and consequently was able to recognize a net tax benefit of $27,621 in the three months ended February 28, 1999 for the losses from continuing operations for the first nine months of fiscal 1999. The Company will recognize a tax benefit for the losses from continuing operations incurred in the fourth quarter of fiscal 1999 and will reduce the adjustment to the tax valuation allowance by a like amount. These tax benefits are non-cash in nature.

The income from continuing operations for the three months ended February 28, 1999 of $5,971 represents an increase of $28,237 from the loss of $22,266 for the three months ended February 28, 1998. The Company expects losses from continuing operations (before income tax benefits) to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems generate sufficient earnings to offset the associated costs of acquisitions and operations.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition to an aggregate of $1,860,532 in public debt instruments of the Company, certain subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,235,000 of potential borrowing capacity for cable operations. At February 28, 1999, approximately $177,000 of that aggregate availability has been drawn. Approximately $825,000 of this borrowing capacity terminates under two credit facilities on August 31, 1999.

The Company's internally-generated cash, along with third party financing, primarily the issuance of debt securities to the public, have enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with the issuance of debt securities in the public market and through private institutions as well as internally generated cash flow and the sale of certain business segments. The debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of additional indebtedness.

During the nine months ended February 28, 1999, the Company made capital expenditures of $79,997. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $120,000 for cable television capital expenditures in fiscal 1999. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the nine months ended February 28, 1999, earnings were less than fixed charges by $49,762. However, such amount reflects non-cash charges totaling $125,864, consisting of depreciation and amortization. Historically, cash generated from operating activities has exceeded fixed charges. Based upon current market conditions, the Company expects that cash flows from operations, the proceeds received from the sale of Centennial and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities. The Company will continue to rely on internally generated cash, cash on hand, as well as various financing activities to fund these requirements.

FINANCING AND CAPITAL FORMATION

At February 28, 1999, the Company's public debt securities of approximately $1,860,532 in the aggregate, have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 1 1/2 to 18 3/4 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company have four credit facilities with $1,155,000 of total potential credit availability at February 28, 1999, of which $97,000 was outstanding. The interest rates payable on borrowings under the respective credit facilities are as follows:

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

Approximately $825,000 of borrowing capacity terminates under the CCC-I and CCC-II credit facilities on August 31, 1999.

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

The subsidiaries' credit facilities and the Company's public debt instruments, among other things, require the maintenance of certain financial and operating covenants, restrict the use of proceeds from such borrowing, limit the incurrence of additional indebtedness, restrict the purchase or redemption of its capital stock and limit the ability to pay dividends and management fees and make capital expenditures. So long as applicable financial and other covenants, including certain interest expense ratio tests, are met in connection with the Merger, the Merger may be accomplished without creating a default under the indentures applicable to the Company's public debt securities. If any issue of the Company's public debt securities is downgraded to designated levels at the time of the Merger, the holders of such issue could require the Company to repurchase such debt securities at a price equal to 101% of the principal amount thereof.

At February 28, 1999, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

ACQUISITIONS/DISPOSITIONS - CONTINUING OPERATIONS

ACQUISITIONS

On August 16, 1996, the Company entered into agreements to acquire two cable television systems which served an aggregate of approximately 35,000 primary basic subscribers, which agreements were subsequently assigned to a joint venture in which each of the Company and Citizens Utilities Company have a 50% interest (the "Century/Citizens Joint Venture"). These systems are primarily located in Yorba Linda, Orange County and Diamond Bar, California. Pursuant to the agreements, the aggregate purchase price for these systems was approximately $69,650. On October 15, 1997, the Century/Citizens Joint Venture completed the acquisition of the Diamond Bar system for a purchase price of approximately $34,160. The Diamond Bar system serves approximately 20,000 primary basic subscribers. On April 30, 1998, the Century/Citizens Joint Venture completed the acquisition of the Yorba Linda/Orange County Systems for a purchase price of approximately $35,490. The Yorba Linda/Orange County systems serve approximately 17,500 primary basic subscribers. The Company funded its share of the purchase price for the Diamond Bar system and the Yorba Linda/Orange County systems using available credit facilities.

DISPOSITIONS

In June 1998, Century-ML Cable Venture, a 50% owned joint venture partnership between the Company and ML Media Partners, L.P., sold substantially all of the assets of its two radio stations for approximately $11,500. The Company recorded a pre-tax gain of $5,506 in relation to the sale of these two radio stations during the nine months ended February 28, 1999.

PENDING ACQUISITION

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

STRATEGIC PARTNERSHIP

On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 243,400 customers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 528,700 customers in the area of Southern California, including approximately 94,400 subscribers to be acquired in an exchange of cable systems described below as well as approximately 19,000 subscribers related to the Company's pending acquisition of the cable television system serving Moreno Valley and Riverside, California. The Company will manage the newly combined cable systems and own approximately 69.5 percent of the Partnership. The cable systems contributed by each party will be valued based upon annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses.

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

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in Northern California for certain cable systems owned by TCI in Southern California, allowing each of them to unify operations in existing services areas. TCI will exchange its East San Fernando Valley cable system serving approximately 94,400 subscribers for the Company's Northern California cable systems, serving approximately 95,900 subscribers in the communities of San Pablo, Benicia, Fairfield and Rohnert Park, California.

It is anticipated that the Partnership will be funded by approximately $900,000 of indebtedness. There is no assurance that such financing will be available to the Partnership or that the Partnership will be able to obtain such financing on terms favorable to the Partnership.

The closing of the foregoing transactions is subject to, among other things, each party obtaining the required consents (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities. In connection with the Partnership Transaction, the Company has completed filing the material applications seeking transfer of the Company's applicable franchise licenses with the FCC and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

YEAR 2000

The Company has undertaken a comprehensive program to address the issue of computer software and embedded microchips which are unable to distinguish between the year 1900 and the year 2000 within the Company and in the products and services purchased from its material suppliers (the "Year 2000 Project"). The Company has established a Year 2000 team.

The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in December 1998. The next step, completed in December 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies were identified and remediation cost estimates were developed. The Company will utilize primarily internal resources to remediate and test for Year 2000 readiness. The Company is in the process of replacing and testing its most critical business systems; signal delivery, accounting, and telephone answering systems. The Company has initiated formal communications with the suppliers with which it has active contracts ("Trading Partners") to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company cannot predict the outcome of other companies' remediation efforts. The Company is reliant on outside suppliers for signal delivery, customer billing, payroll and utility service. The Company is also consulting with other cable television multiple system operators which utilize similar technology to assess the nature of any risks and possible remediation.

Since August 1998, periodic reports have been submitted to and discussed with senior executives of the Company, including the Chief Operating Officer and Chief Financial Officer. In October of 1998, a progress report was discussed with the Company's Board of Directors' Audit Committee. The Company plans to continue such periodic reporting to its senior officers and its Board of Directors.

Year 2000 Costs

The Company currently plans to complete the Year 2000 Project by September 1999. Through February 28, 1999, the Company has spent less than $1,000 in connection with the Year 2000 Project. The total remaining cost of the Year 2000 Project is estimated at $2,000 which is for new software and hardware purchases. The majority of these remaining costs will be capitalized. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

Risks

The failure to address a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the decentralized nature of the Company's operations, there are few systems the failure of which would have a material adverse effect on the Company as a whole. Nonetheless, the Company relies upon an external billing service, utility companies, satellite program service providers, satellite delivery systems, an external payroll service, the United States postal service, the financial service industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties will not suffer a Year 2000 business disruption. The most reasonably likely worst case scenario would involve a failure of the nation's satellite delivery systems and/or widespread prolonged utility outages. If such a scenario occurred and it affected a large portion of the United States for a period exceeding 30 days, the Company's operating results would be negatively impacted. Failures in other systems would not be expected to have an adverse effect on the Company's consolidated financial position. In addition, the Company is in the process of upgrading or replacing certain of its software to comply with Year 2000 readiness. Although the implementation of software may be accompanied with risks of incompatibilities, the Company believes that the risks associated with these incompatibilities will not have a material effect on the Company's' operations.

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

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the consummation of the Merger; the consummation of the Partnership Transaction; the Company's net losses and stockholders' deficiency; the Company's debt structure; the competitive nature of the cable television and wireless telephone industries; regulation; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders; operating hazards and uninsured risks; refinancing and interest rate exposure risks; and potential for changes in accounting standards. A more detailed discussion of a majority of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1998 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about March 10, 1999, Robert Lowinger, on behalf of himself and all others similarly situated (the "Plaintiff") commenced an action by filing a Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk against the Company, all of its directors, and Adelphia Communications Corporation ("Adelphia"). The Plaintiff, claiming that he owns shares of Class A Common Stock of the Company alleges that in connection with the proposed merger of the Company with Adelphia, holders of Class B Common Stock of the Company (which has superior voting rights to the Class A Common Stock of the Company) will receive consideration for their shares that exceeds by $4.00 per share the consideration to be paid to the Company's Class A shareholders resulting in the Company's Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of the Company's Class A shares. The Plaintiff claims that the individual defendants breached their fiduciary duties of loyalty, good faith, and due care to the Company's Class A shareholders by approving the higher payment to the Company's Class B shareholders and that the Company and Adelphia aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of the Company's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits alleged to have been wrongfully obtained by the defendants, as well as all costs, expenses and attorney's fees. No defendant has yet responded to the Complaint.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

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

               a)     Exhibits

                      Exhibit No.           Description
                      -----------           -----------
                      Exhibit 11            Statement re:  computation of per share earnings

                      Exhibit 27            Financial Data Schedule (EDGAR filing only)


               b)     Reports on Form 8-K

                      Form 8-K dated November 18, 1998 relating to the Company's execution of a definitive agreement with TCI Communications, Inc., the cable television arm of Tele-Communications, Inc., to combine cable systems in Southern California and to exchange certain cable systems in Northern and Southern California .

                      Form 8-K dated November 30, 1998 relating to the Press Release of Centennial Cellular Corp. issued on November 30, 1998.

                      Form 8-K dated December 16, 1998 relating to the Press Release of the Company issued on December 16, 1998.

                      Form 8-K dated March 5, 1999 relating to the Company's announcement of its pending acquisition by Adelphia Communications Corporation ("Adelphia") pursuant to an Agreement and Plan of Merger dated as of March 5, 1999, by and among Adelphia, Adelphia Acquisition Subsidiary, Inc. and the Registrant in a press release issued on March 5, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CENTURY COMMUNICATIONS CORP.



Date:   April 2, 1999



                                            /s/ Scott N. Schneider
                                            _______________________
                                            Scott N. Schneider
                                            Chief Financial Officer
                                            Senior Vice President and Treasurer
                                            (Principal Accounting Officer)