Form 10-K405
period 1999-05-31
CENTURY COMMUNICATIONS CORP
filed 1999-08-06
CIK 785080

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1999

                                       OR

     [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to _________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         As of July 26, 1999, there were 33,488,833 shares of Class A Common Stock outstanding and 42,322,059 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on July 26, 1999 of $43 1/16 per share, was $1,393,083,071.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                       Page

                                     PART I

Item 1.   Business...................................................................    2
Item 2.   Properties.................................................................   16
Item 3.   Legal Proceedings..........................................................   16
Item 4.   Submission of Matters to a Vote of Security Holders........................   17

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......  19
Item 6.   Selected Financial Data.....................................................  21
Item 7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................  23
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...................  39
Item 8.   Financial Statements and Supplementary Data.................................  40
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................................  40

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...........................  40
Item 11. Executive Compensation.......................................................  41
Item 12. Security Ownership of Certain Beneficial Owners and
                  Management..........................................................  41
Item 13. Certain Relationships and Related Transactions...............................  41

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............  42
                  Signatures.......................................................... II-1

                                     PART I

ITEM 1.       Business

                                     General

         The Company was incorporated in New Jersey on December 5, 1985 as the holding company for a corporation of the same name incorporated in Texas on June 12, 1973 ("Century Texas"). As used in this Annual Report on Form 10-K, unless the context otherwise requires, the term "Company" means Century Communications Corp., a New Jersey corporation, and its subsidiaries. The Company is engaged primarily in the ownership and operation of cable television systems, with significant concentrations of basic subscribers in California, Colorado and Puerto Rico. References to a "fiscal" year mean the Company's fiscal year ended May 31.

         At May 31, 1999, the Company owned and operated 72 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,369,000 homes and served a total of approximately 1,340,000 primary basic subscribers. Certain of the Company's cable systems referred to above are owned 50% by the Company and 50% by unaffiliated entities. At May 31, 1999, these systems passed approximately 632,000 homes and served approximately 335,000 primary basic subscribers.

            On March 5, 1999, the Company and Adelphia Communications Corporation ("Adelphia") jointly announced the signing of a definitive agreement (the "Merger Agreement") for the merger (the "Merger") of the Company with and into a newly formed direct, wholly-owned subsidiary of Adelphia (the "Merger Sub"). The Merger Sub will continue as the surviving company in the Merger. The Merger is expected to close in the third calendar quarter of 1999. The consolidated financial statements have been prepared on a historical basis and do not include any adjustments that might result from the completion of the Merger.

           Pursuant to the Merger Agreement, the Company's Class A Common stockholders will have the right to elect, on a share-by-share basis, to receive either 0.77269147 of a share of Adelphia Class A common stock or $44.14 in cash for each share of the Company's Class A Common Stock that they own, and the Company's Class B Common stockholders will have the right to elect, on a share-by-share basis, to receive either 0.84271335 of a share of Adelphia Class A common stock or $48.14 in cash for each share of the Company's Class B Common Stock that they own.

          Notwithstanding an election made by one of the Company's stockholders, at the effective time of the Merger (i) the aggregate number of shares of the Company's Class A Common Stock that may be converted into the right to receive cash in the Merger is equal to 20.76% of the number of shares of the Company's Class A Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders), (ii) the aggregate number of shares of the Company's Class A Common Stock which may be converted into the right to receive shares of Adelphia Class A Common Stock in the Merger is equal to 79.24% of the number of such shares of the Company's Class A Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders), (iii) the aggregate number of shares of the Company's Class B Common Stock that may be converted into the right to receive cash in the Merger is equal to 24.54% of the number of shares of the Company's Class B Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders) and (iv) the aggregate number of shares of the Company's

Class B Common Stock which may be converted into the right to receive shares of Adelphia Class A Common Stock in the Merger is equal to 75.46% of the number of shares of the Company's Class B Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders).

          If the aggregate number of shares of the Company's Class A Common Stock or the Company's Class B Common Stock with respect to which elections have been made exceeds the aggregate number of shares of the Company's common stock of that class that may be converted into the right to receive a particular form of consideration in the Merger, then each share of the Company's common stock electing to receive the undersubscribed consideration will receive that consideration; and each share of the Company's common stock electing to receive the oversubscribed consideration will receive a portion of the Merger consideration in cash and a portion of the Merger consideration in Adelphia Class A Common Stock.

          Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement will be paid by the party incurring such expenses. However, in the event the Company enters into or consummates a merger, consolidation or other business combination with a third party within twenty-four months after the date of termination of the Merger Agreement, the Company will be required to reimburse Adelphia's costs and expenses in connection with the Merger Agreement (subject to a maximum of $10 million) and pay Adelphia a termination fee of $100 million.

         On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of the Company's Class A Common stockholders on behalf of himself and all others similarly situated naming the Company's Class B Common stockholders and all of the Company's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. The Company and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing alleged breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted the Company's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. See Item 3. Legal Proceedings.

          The closing of the Merger is subject to certain customary conditions, including the approval of the Merger by the shareholders of the Company and Adelphia, each party obtaining the required consents and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On April 20, 1999, the waiting period under the HSR Act for the Merger terminated. In connection with the Merger, the Company has completed filing the material applications seeking transfer of the Company's applicable franchises with the FCC and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transaction will be consummated.

         At the effective time of the Merger, Adelphia will purchase Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Joint Venture, one of the Company's 50% owned joint ventures, for a purchase price of approximately $157.5 million, comprised of approximately $27.7 million in cash, approximately 1.85 million shares of Adelphia Class A common stock and the assumption of indebtedness. This joint venture serves approximately 91,800 basic subscribers in California and is jointly owned by the Company and Citizens Cable Company, a subsidiary of Citizens.

         In addition, the Company, Adelphia and Dr. Leonard Tow, Chairman and Chief Executive Officer of the Company, have agreed that the Company will sell its shares of Class A Common Stock of Citizens to Dr. Tow at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate purchase price will be approximately $39.8 million. As of July 26, 1999, these shares constituted approximately 2% of the outstanding stock of Citizens.

         On January 7, 1999, Centennial Cellular Corp. ("Centennial"), a former subsidiary of the Company, completed the previously announced merger of CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe, with and into Centennial (the "Centennial Merger"). As of the completion of the Centennial Merger, the Services Agreement between the Company and Centennial was terminated. As a holder of 8,561,819 shares of Class B Common Stock and 3,978 shares of Second Series Convertible Preferred Stock of Centennial, the Company received for its interest in Centennial approximately $360.1 million in cash. The Company has utilized and will continue to utilize these proceeds for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases and acquisitions. The Company recorded a pre-tax gain in relation to the sale of Centennial of approximately $322 million during the year ended May 31, 1999.

         The Company has had interests in businesses in the pay television industry in Australia. The interests included investments in entities, which include East Coast Pay Television Pty. Limited ("ECT") and XYZ Entertainment Pty. Limited ("XYZ"). The Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of United International Holdings, Inc. ("UIH"), the Company's 25% ownership interest in XYZ for approximately $24.6 million. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock ("UIH Convertible Stock") which is convertible at any time into approximately ten shares of UIH Class A Common Stock for each share of UIH Convertible Stock, at a conversion price of $21.25 per share. The Company may not sell, assign, pledge, transfer or otherwise convey any UIH securities prior to September 11, 1999.

         In fiscal 1999, ECT sold substantially all of its operating assets to Austar Entertainment Pty. Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6.1 million in the form of UIH Convertible Stock. ECT has finalized the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT (including the Company) entered into an Intercreditor Agreement pursuant to which substantially all of the remaining assets of ECT have been distributed among them and the Company has received 5,652 units of UIH Convertible Stock. The Company will receive 92.4% of any additional remaining assets of ECT. Such amounts are not expected to be material.

          At July 26, 1999, the closing price of the UIH Class A Common Stock on the Nasdaq National Market was $77 1/8.

          The Company recorded a pre-tax gain of approximately $18 million as a result of the sale of its Australian business segment during the year ended May 31, 1999.

          The Company reduced its valuation allowance applied against its deferred tax assets by approximately $104 million as a result of the sale of Centennial and the Australian Operations.

          On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 243,400 primary basic subscribers in the area of southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 528,700 primary basic subscribers in the area of southern California, including approximately 94,400 primary basic subscribers to be acquired in an exchange of cable systems described below as well as approximately 19,000 primary basic subscribers related to the Company's pending acquisition of the cable television systems serving Moreno Valley and certain portions of Riverside County, California. The Company will manage the newly combined cable systems and own approximately 69.5 percent of the Partnership. See "The Cable Television Systems."

                                Cable Television

         Cable television is a service that delivers a variety of channels of television programming, primarily video entertainment and information, to subscribers who pay a monthly fee for the service.

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

         Most cable television systems also offer premium services, such as Home Box Office, Showtime, The Movie Channel and Cinemax, on a per channel basis or as part of a package of premium services for an extra monthly fee and may also offer sporting events, concerts and other entertainment programming as a premium service on a per program basis. Per channel and per program services are not subject to the rate regulation provisions of the 1992 Cable Act.

         See "Business - Regulation and Legislation - Federal Regulation" and "Business - Regulation and Legislation - Rates."

Development of Cable Television Systems

          The following table indicates the growth of the Company's cable television systems since May 31, 1995:

                                                                              May 31,
                                            --------------- --------------- --------------- --------------- ---------------
                                                 1999            1998            1997            1996            1995
                                            --------------- --------------- --------------- --------------- ---------------
  Homes passed by cable                          2,369,000       2,333,000       2,245,000       2,060,000       1,790,000
  Primary basic subscribers                      1,340,000       1,319,000       1,273,000       1,250,000       1,100,000
  Primary basic subscribers as a
  percentage of homes passed                         56.6%           56.5%           56.7%           60.7%           61.4%

         Management's estimate of homes passed in franchise areas is based on local sources believed to be reliable, such as city directories, chambers of commerce, public utilities, estimates of public officials and, where available, actual house counts.

The Cable Television Systems

         At May 31, 1999, the Company had 72 cable television systems in 25 states and Puerto Rico, with the largest concentrations of subscribers in its systems in Southern California, Puerto Rico and Colorado Springs, Colorado. At such date, substantially all of the Company's cable television systems were wholly owned by the Company. The balance of the Company's systems, including systems serving Brunswick, Georgia; Owensboro, Kentucky; Wauwatosa, Wisconsin; Diamond Bar, Yorba Linda/Orange County, Glendora, Chino and Chino Hills, California; and greater San Juan, Puerto Rico were owned through certain joint ventures between the Company and third parties, thereby giving the Company a 50% ownership in such systems.

         The Company owns four of its systems in certain areas of Southern California serving approximately 91,800 primary basic subscribers at May 31, 1999 through a joint venture with Citizens in which each owns 50% (the "Century/Citizens Joint Venture"). On October 15, 1997, the Century/Citizens Joint Venture acquired a cable television system located in Diamond Bar, California serving approximately 20,000 primary basic subscribers for a purchase price of approximately $34.16 million. On April 30, 1998, the Century/Citizens Joint Venture acquired, for a purchase price of approximately $35.49 million, a cable television system located in Yorba Linda/Orange County, California which serves approximately 17,500 primary basic subscribers.

          For information regarding common officers and directorships between the Company and Citizens Utilities, see Item 4. "Executive Officers of the Company."

         In August 1998, the Company entered into an agreement to acquire a cable television system which serves approximately 19,000 primary basic subscribers in Moreno Valley and Riverside County, California. The purchase price for this system is approximately $33 million. The Company currently expects to fund the acquisition using cash on hand or available credit facilities. The purchase of this system by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisition will be consummated.

         On November 18, 1998, the Company and TCI entered into a definitive agreement to establish the Partnership. TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 243,400 primary basic subscribers in the area of southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 528,700 primary basic subscribers in the area of southern California, including approximately 94,400 primary basic subscribers to be acquired in an exchange of cable systems described below as well as approximately 19,000 primary basic subscribers related to the Company's pending acquisition of the cable television system serving Moreno Valley and certain portions of Riverside County, California. The Company will manage the newly combined cable systems and own approximately 69.5 percent of the Partnership. The cable systems contributed by each party will be valued based upon the annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses. These values will be used in the process of determining the ownership percentages of the respective parties at the closing date of the transactions.

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

            As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in northern California for certain cable systems owned by TCI in southern California, allowing each of them to unify operations in existing service areas. TCI will exchange its East San Fernando Valley cable system serving approximately 94,400 primary basic subscribers for the Company's northern California cable systems (San Pablo, Benicia, Fairfield and Rohnert Park, California), serving approximately 95,900 primary basic subscribers.

            It is anticipated that the Partnership will be funded by approximately $900 million of indebtedness. There is no assurance that such financing will be available to the Partnership or that the Partnership will be able to obtain such financing on terms favorable to the Partnership.

           The closing of the transactions between the Company and TCI is subject to, among other things, each party obtaining the required consents and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities and under the HSR Act. On February 18, 1999, the waiting period under the HSR Act for the Partnership Transaction terminated. In connection with the Partnership Transaction, the Company has completed filing the material applications seeking transfer of the Company's applicable franchise licenses with the FCC and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

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

         Most of the Company's systems have a capacity of at least 35 channels and all are fully built, except for upgrading, rebuilding and extension of certain systems and continuing construction of cable plant in certain systems to accommodate growth within the Company's franchise areas. As of May 31, 1999, all or certain portions of 45 of the Company's systems, serving an aggregate of approximately 1,196,000 primary basic subscribers, were equipped with addressable decoding converters, which permit the Company to adjust service received by a subscriber without making a service call and serve as a computerized method of controlling the signals decoded and received by subscribers. Such converters also facilitate the Company's ability to sell optional pay-per-view programming.

Franchises

         The Company's cable television systems operate pursuant to non-exclusive franchises issued by governmental authorities. In many cases, a system passes homes in more than one governmental subdivision and, occasionally, more than one state. Generally, under the terms of the Company's franchises, a franchise fee (ranging up to 5% of revenues of the cable system) is payable to the governmental authority. As of May 31, 1999, the Company held 397 franchises with unexpired terms ranging from under one year to over 15 years. These franchises typically contain many conditions, such as standards of service, including number of channels and provision of free service to schools and certain other public institutions, time requirements on commencement and completion of construction, and the maintenance of insurance and indemnity bonds. State and local franchises are in certain respects subject to the requirements of federal regulation under the Cable Communications Policy Act of 1984, the 1992 Cable Act and the 1996 Act. See "Business - Regulation and Legislation - Federal Regulation."

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

            The franchise for the City of Santa Monica, California, serving approximately 25,500 primary basic subscribers as of May 31, 1999, was terminated by the City of Santa Monica effective December 13, 1987, due to alleged violations of the local ordinance with respect to the transfer of the franchise to the Company prior to approval from the local authority. The parties are currently negotiating the terms of a new franchise agreement and the Company anticipates concluding an acceptable franchise agreement with the local authority.

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

         Cable Modem Services. The Company is presently in the initial deployment stage of high-speed cable modem services. Cable modems are capable of providing access to online information at much faster speeds than conventional modems. On May 1, 1998, the Company entered into an agreement with @Home Network ("@Home"), a provider of high-speed internet services via cable infrastructure, to deliver high-speed internet services in certain of the Company's markets covering approximately 1,315,000 homes passed. The agreement has a term of six years and contains mutual exclusivity provisions relating to the provision of high-speed internet services in certain of the Company's systems covering the same approximately 1,315,000 homes passed. In connection with the agreement, the Company has received a warrant to purchase 5,260,000 shares of @Home's Series A Common Stock at an exercise price equal to $5.25 per share, subject to adjustment. The warrant becomes exercisable on a schedule based upon and subject to the commercial deployment (as defined) of the @Home services by the Company, which must be certified by the Company and @Home on or after March 31 of each year during the term of the warrant for the 12 month period ending March 31. As of both March 31, 1999 and May 31, 1999 no portion of the warrant had become exercisable, therefore no asset has been recorded. From March 31, 1999 through May 31, 1999, the Company has passed approximately 110,000 homes or 8.4% of the commercial deployment specified in the Agreement. As of May 31, 1999, the closing price of the @Home Series A Common Stock on the Nasdaq National Market (adjusted for stock splits) was $63 3/8 per share.

Competition

         General. The telecommunications services provided by the Company are subject to strong competition and potential competition from various sources. The Company's cable television systems generally compete for viewer attention with the direct reception of broadcast television signals by the viewer's own antenna. The extent of such competition is dependent upon the number and quality of signals available and the alternative services offered by the cable system. The Company's cable television service also faces competition from other communications and entertainment media, including conventional off-air television broadcasting services, newspapers, movie theaters, live sporting events and home video products. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources (see "Business - Regulation and Legislation") and upon high-quality technical performance and customer service.

              The Company's cable modem and dial up Internet access business is subject to strong competition and potential competition from a number of sources. With respect to high speed cable modem service, telephone companies are beginning to implement various digital subscriber line services (xDSL) that allow high speed internet access services to be offered over telephone lines. DBS companies offer high speed Internet access over their satellite facilities and other terrestrial based wireless operators (e.g., multichannel multipoint distribution systems ("MMDS")) are beginning to introduce high speed access as well. In addition, there are now a number of legislative initiatives and efforts at the FCC seeking to require cable television operators to provide open access to their facilities to competitors that want to offer cable modem services. With respect to dial up Internet access services, there are numerous competitive Internet Service Providers ("ISP's") in virtually every franchise area. The local telephone exchange company typically offers ISP services, as do a number of other nationally marketed ISP's such as America Online, Compuserve and AT&T Worldnet.

              Proposals are currently before Congress and the FCC to require cable operators to provide equal access over their cable systems to other ISPs. To date, Congress and the FCC have declined to impose such requirements. This same "open access" issue is being considered by some local franchising authorities as well. Recently, a federal district court in Portland, Oregon, upheld the authority of the local franchising authority to impose an open access requirement in connection with a cable television franchise transfer and that decision has been appealed to the U.S. Court of Appeals for the Ninth Circuit. If the Company is required to provide such open access, it could adversely impact the Company's anticipated revenues from high-speed cable modem services and could complicate marketing and technical issues associated with the introduction of such services.

         Other Technologies. Other technologies supply services that compete with certain services provided by cable television. These technologies include:
(i) direct broadcast satellite to home transmission ("DBS"), whereby signals are transmitted by satellite to receiving facilities located on the premises of subscribers; (ii) "wireless cable" including MMDS and similar technologies, which use low-power microwave frequencies to transmit programming over the air to subscribers; (iii) satellite master antenna systems ("SMATV"), which use a satellite earth station to receive signals and then transmit such signals by cable to residences within a given building or complex; (iv) television translator stations, which rebroadcast television broadcast signals at different frequencies at lower power to improve reception; and (v) "low-power" television stations, which have begun operations in certain communities, and may increase the number of free and subscription broadcast television signals in many areas.

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

         Non-Exclusive Franchises. Because the Company's systems are operated under non-exclusive franchises, other applicants may obtain franchises in areas where the Company currently has franchises. For example, some Regional Bell operating companies and local telephone companies have facilities which are capable of delivering cable television service and could seek competitive franchises. Franchising authorities may be more likely to grant a second franchise for an area if they anticipate that increased competition will have the effect of reducing rates charged or moderating increases in rates and improving services offered by the franchise holders. In addition, franchising authorities themselves may seek to operate cable systems in competition with private cable operators.

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

         Rates. Under federal law, nearly all cable television systems are subject to local rate regulation of basic service. Franchising authorities are empowered under the law to apply FCC rules to ensure that basic cable rates are reasonable under such rules and that rates for installation of cable service, converter boxes and additional outlets are based on actual costs. Local franchising authorities are empowered to limit future rate increases and to order a reduction of existing rates which exceed the maximum permitted level, as defined in the FCC rules, for basic cable services and associated equipment, and refunds can be required.

         Prior to March 31, 1999, the FCC was required to review and regulate rates for non-basic service tiers (other than per channel or per program rates) under certain circumstances. However, the 1996 Act eliminates regulation of rates for such non-basic service tiers for all cable operators as of March 31, 1999.

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

         Carriage of Broadcast Television Signals. Commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Designated Market Area, must elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system must negotiate for "retransmission consent" to carry the station. Local noncommercial television stations also are given similar mandatory carriage rights, but are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems must obtain retransmission consent for the carriage of all commercial broadcast stations, except for certain "superstations."

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

                                    Employees

         At May 31, 1999, the Company had approximately 2,900 employees. Certain of the employees of 14 of its cable systems, including three of its largest systems, are represented by unions. The Company considers its relations with its employees to be good.

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

          As of May 31, 1999, the Company leases approximately 35,000 square feet of office space at 50 Locust Avenue, New Canaan, Connecticut, where it has its corporate headquarters, pursuant to a lease which expires December 31, 2004 and provides for two five-year renewal terms. The monthly rental payments pursuant to the lease are approximately $68,000.

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

ITEM 3.  Legal Proceedings.

         On or about March 10, 1999, Robert Lowinger, on behalf of himself and all others similarly situated (the "Plaintiff") commenced an action by filing a Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk against the Company, all of its directors, and Adelphia . The Plaintiff, claiming that he owns shares of Class A Common Stock of the Company alleges that in connection with the proposed merger of the Company with Adelphia, holders of Class B Common Stock of the Company (which has superior voting rights to the Class A Common Stock of the Company) will receive consideration for their shares that exceeds by $4.00 per share the consideration to be paid to the Company's Class A shareholders resulting in the Company's Class B shareholders receiving approximately $170,000,000 more than if they held the equivalent number of the Company's Class A shares. The Plaintiff claims that the individual defendants breached their fiduciary duties of loyalty, good faith, and due care to the Company's Class A shareholders by approving the higher payment to the Company's Class B shareholders and that the Company and Adelphia aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of the Company's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits alleged to have been wrongfully obtained by the defendants, as well as all costs, expenses and attorney's fees. On July 21, 1999, the court granted the Company's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger.

           The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

           There were no matters submitted to a vote of the Company's shareholders during the fiscal quarter ended May 31, 1999.

                                      * * *

                        Executive Officers of the Company

         The names, ages and positions of all the executive officers of the Company as of May 31, 1999 are listed below along with their business experience during the past five years. Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected and, except as otherwise indicated below, there are no family relationships between any executive officers or any directors of the Company.

           The Company has employment agreements with the following executive officers: Dr. Leonard Tow (Chairman and Chief Executive Officer), Bernard P. Gallagher (President and Chief Operating Officer), Scott N. Schneider (Chief Financial Officer, Senior Vice President and Treasurer) and Michael G. Harris (Senior Vice President, Engineering). The terms of these employment agreements expire on June 30, 2003, except that Dr. Tow's agreement continues for an additional five-year advisory period. Each of these employment agreements is terminable by the executive officer upon a "change of control" or a "threatened change of control" of the Company. One of the events that is considered to be a threatened change of control under each employment agreement is the acquisition by any person of securities of the Company such that the person files or is required to make a filing pursuant to Regulation 13D under the Securities Exchange Act of 1934, as amended. Such an event has occurred and, therefore, for purposes of these employment agreements, a "threatened change of control" has occurred. Subsequent to May 31, 1999, each of these executive officers has exercised his right to terminate his employment agreement but has agreed to continue working for the Company through the closing of the Merger.

         Leonard Tow, 71, has been Chairman of the Board of the Company since October 1989, a director of the Company since 1973 and has been the Chief Executive Officer of the Company since its incorporation and of Century-Texas since its organization in 1973 through December 1985. He was Chief Financial Officer of the Company until December 1996. He also served as President and Chief Operating Officer of the Company from the date of its incorporation to October 1989, and in both of said capacities for Century Texas from its organization in 1973 through December 1985. Dr. Tow has been active in the cable television industry for more than 30 years. He has also served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Citizens Utilities, 1.98% of the stock of which is owned by the Company since June 1990, as Chief Executive Officer of Citizens Utilities since July 1, 1990, and as a director of Citizens Utilities since April 1989. Dr. Tow holds a Ph.D. from Columbia University and is the husband of Claire L. Tow.

         Bernard P. Gallagher, 52, has been a director of the Company since October 1990 and has been President and Chief Operating Officer of the Company since October 1989. Mr. Gallagher was Chairman of the Board and Chief Executive Officer of Centennial from August 1991 to January 6, 1999 and was a director of Centennial from March 1991 to January 6, 1999. From February 1990 to August 1991, Mr. Gallagher was President and Chief Operating Officer of Centennial. From 1979 to October 1989, Mr. Gallagher served in various financial and executive capacities at Comcast Corporation, a cable television and cellular telephone company, and its subsidiaries, including Vice President and Treasurer from November 1984 to October 1989.

         Michael G. Harris, 53, has been a director of the Company since October 1997 and has been Senior Vice President Engineering; and Chief Engineering Officer of the Company since June 1991. Mr. Harris was also Senior Vice President, Engineering; and Chief Engineering Officer of Centennial Cellular from August 1991 to January 6, 1999.

         Scott N. Schneider, 41, has been a director of the Company since October 1994. Mr. Schneider has been Chief Financial Officer of the Company since December 1996, Senior Vice President and Treasurer of the Company since June 1991, and has been an Assistant Secretary of the Company since October 1986. He was a Vice President of the Company from October 1986 to June 25, 1991 and was Controller of the Company from December 1985 to June 25, 1991. He was Controller of Century-Texas from December 1982 to December 1985. Mr. Schneider was also a director and Senior Vice President, Chief Financial Officer and Treasurer of Centennial from August 1991 to January 6, 1999. He was a Vice President and Controller of Centennial from the date of its incorporation in 1988 to August 1991.

         Claire L. Tow, 68, has been a director of the Company since 1988, a Senior Vice President of the Company since August 1992 and was Vice President of the Company from February 1988 to August 1992. She has been involved in the operations of the Company since its incorporation in December 1985 and with Century-Texas since its incorporation. Mrs. Tow has served as a director of Citizens since June 1993. Mrs. Tow is the wife of Leonard Tow.

         David Z. Rosensweig, 73, has been a director and the Secretary of the Company since its incorporation in December 1985 and of Century-Texas from 1982 to December 1985. Mr. Rosensweig was also a director and Secretary of Centennial from its incorporation in 1988 through January 6, 1999. He has been a member of the New York law firm of Leavy, Rosensweig & Hyman since May 1987, which acts as general counsel to the Company.

         Robert J. Larson, 40, has been Vice President - Controller of the Company since October 1994, was Controller of the Company from June 26, 1991 to 1994 and was Assistant Controller from 1989 to June 25, 1991. Mr. Larson has been Vice President - Accounting and Administration of Centennial from March 1995 to January 6, 1999 and was Vice President - Controller of Centennial from October 1994 to March 1995, Controller of Centennial from 1990 to October 1994, and was Assistant Controller of Centennial from 1989 to 1990. Prior to joining the Company and Centennial, Mr. Larson was a manager with Touche Ross & Co., a predecessor firm of Deloitte & Touche LLP.

         Clifford A. Bail, 44, has been Vice President-Legal Affairs and Corporate Counsel of the Company since January 1997. Mr. Bail was also Vice President - Legal Affairs and Corporate Counsel of Centennial from January 1997 through January 6, 1999. From 1992 to 1996, Mr. Bail was a member of the law firm of Leavy Rosensweig & Hyman, which acts as general counsel to the Company and Centennial.

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

                                                    High             Low
                                                    ----             ----
          1997
          -----
          First Quarter.......................        $ 6 1/4          $ 3 7/8
          Second Quarter......................          7 1/8            3 5/8
          Third Quarter ......................          7 11/16          5 1/8
          Fourth Quarter......................          9 7/8            7

          1998
          ----
          First Quarter.......................         13                8 15/16
          Second Quarter......................         20               12 3/8
          Third Quarter  .....................         28 1/8           17 7/8
          Fourth Quarter......................         31 3/4           15 1/2

          1999
          ----
          First Quarter.......................         47               28 7/8
          Second Quarter......................         60 1/8           39 1/8
          Third Quarter (through July 26, 1999)        49 1/4           42 1/4

         On July 26, 1999, the last sale price of the Class A Common Stock, as reported on Nasdaq, was $43 1/16 per share. At July 26, 1999, there were approximately 980 holders of record of shares of Class A Common Stock and 3 holders of record of shares of Class B Common Stock.

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

ITEM 6.  Selected Financial Data.

         The selected consolidated financial data set forth below for the five years ended May 31, 1999 have been derived from the Company's audited consolidated financial statements. Amounts have been reclassified where applicable, to reflect the discontinued operations of Centennial Cellular Corp. and the Company's Australian operations. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                           Year ended May 31,
                                                                           ------------------
                                          1999               1998                1997             1996               1995
                                       ------------      -------------       -------------    -------------      -------------
                                                           (Dollars in thousands except per share amounts)

Statement of Operations Data
Revenues                               $519,584             $ 484,736           $ 459,646        $ 368,669          $ 331,439
                                       ------------      -------------       -------------    -------------      -------------
Cost of services                        111,603               103,932             100,789           82,274             81,521
Selling, general and
  administrative                        115,790               122,307             111,467           85,591             84,326
Regulatory restructuring charge              --                    --                  --               --              4,000
Depreciation and amortization           158,153               154,029             159,547          124,436            106,289
Merger costs                              7,922                    --                  --               --                 --
                                       ------------      -------------       -------------    -------------      -------------
                                        393,468               380,268             371,803          292,301            276,136
                                       ------------      -------------       -------------    -------------      -------------
Operating income                        126,116               104,468              87,843           76,368             55,303
Interest expense                        191,803               172,608             157,730          143,030            115,644
Gain on sale of assets                    5,646                    --                  --               --                 --
Other income (expense)                       79                 1,533                (171)            (550)            (2,400)
                                       ------------      -------------       -------------    -------------      -------------
Loss from continuing operations
  before income tax benefit
  minority interest and
  extraordinary item                    (59,962)              (66,607)            (70,058)         (67,212)           (62,741)
Income tax (benefit) provision          (13,453)                 (624)            (23,363)         (22,730)             6,395
                                       ------------      -------------       -------------    -------------      -------------
Loss from continuing operations
  before minority interest
  and extraordinary item                (46,509)              (65,983)            (46,695)         (44,482)           (69,136)
Minority interest in income of
  subsidiaries                          (11,597)              (11,899)             (7,170)          (2,701)            (1,486)
                                       ------------      -------------       -------------    -------------      -------------
Loss from continuing operations         (58,106)              (77,882)            (53,865)         (47,183)           (70,622)
                                       ------------      -------------       -------------    -------------      -------------
Discontinued operations:
Loss from discontinued operations            --               (43,089)            (80,428)         (54,934)           (12,003)
Gain on sale of discontinued
operations                              314,290                    --                  --               --                 --
                                       ------------      -------------       -------------    -------------      -------------
                                        314,290               (43,089)            (80,428)         (54,934)           (12,003)
                                       ------------      -------------       -------------    -------------      -------------
Loss before extraordinary item          256,184              (120,971)           (134,293)        (102,117)           (82,625)
  Extraordinary item-loss on
    early retirement of debt, net               --                 --              (7,582)              --                 --
                                       ------------      -------------       -------------    -------------      -------------
Net income (loss)                      $256,184             $(120,971)          $(141,875)       $(102,117)         $ (82,625)
                                       ============      =============       =============    =============      =============
Dividend on discontinued
  subsidiary convertible redeemable
  preferred stock                               --          $   5,225           $   4,850        $   4,256          $   4,419
                                       ============      =============       =============    =============      =============
Net income (loss) applicable to
common shares                          $256,184             $(126,196)          $(146,725)       $(106,373)         $ (87,044)
                                       ============      =============       =============    =============      =============


                                                                           Year ended May 31,
                                                                           ------------------
                                          1999               1998                1997             1996               1995
                                       ------------      -------------       -------------    -------------      -------------
                                                           (Dollars in thousands except per share amounts)

Statement of Operations Data

Loss per common share (basic &
diluted):
Loss from continuing operations        $     (.77)         $    (1.11)       $       (.78)           $(.70)             $(.87)
Loss from discontinued operations             --                 (.58)              (1.08)            (.74)              (.14)
Gain on sale of discontinued                                       --                 --               --                 --
operations                                   4.18
Extraordinary item-loss on early
retirement of debt                            --                   --               (0.10)              --                 --
                                       ------------      -------------       -------------    -------------      -------------
  Net income (loss)                    $     3.41              $(1.69)       $      (1.96)          $(1.44)            $(1.01)
                                       ============      =============       =============    =============      =============
Weighted average number of
  common shares outstanding
  during the period- basic & diluted   75,088,000          74,770,000          74,675,000       73,748,000         86,277,000
                                       ============      =============       =============    =============      =============

Balance Sheet Data
Total assets                           $1,800,299         $ 1,515,182          $2,154,231       $2,234,909         $2,004,417
Long-term debt                          2,022,640           2,009,052           2,186,981        2,081,611          1,741,143
Common stockholders'
  deficiency                             (465,319)           (725,252)           (598,643)        (448,013)          (351,645)

         Included in Total assets at May 31,1998 were Net assets of discontinued operations of $37,323, which included total assets of $869,415, Long-term debt of $510,000 and Common stockholders' deficiency of $112,441.

         See Notes 3 and 5 of the consolidated financial statements regarding recent acquisitions and dispositions and the effect of such acquisitions and dispositions on the comparability of the historical financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (dollar amounts in thousands except share data)

The Company is primarily engaged in the ownership and operation of cable television systems, with significant concentrations of basic subscribers in California, Colorado and Puerto Rico. The Company earns its revenues primarily from subscriber fees. At May 31, 1999, the Company owned and operated 72 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,369,000 homes and served a total of approximately 1,340,000 primary basic subscribers. Certain of the Company's cable systems referred to above are owned 50% by the Company and 50% by unaffiliated entities. At May 31, 1999, these systems passed approximately 632,000 homes and served approximately 335,000 primary basic subscribers.

On March 5, 1999, the Company and Adelphia Communications Corporation ("Adelphia") jointly announced the signing of a definitive agreement (the "Merger Agreement") for the merger (the "Merger") of the Company with and into a newly formed direct, wholly-owned subsidiary of Adelphia (the "Merger Sub"). The Merger Sub will continue as the surviving company in the Merger. The Merger is expected to close in the third calendar quarter of 1999. The consolidated financial statements have been prepared on a historical basis and do not include any adjustments that might result from the completion of the Merger.

Pursuant to the Merger Agreement, the Company's Class A Common stockholders will have the right to elect, on a share-by-share basis, to receive either 0.77269147 of a share of Adelphia Class A common stock or $44.14 in cash for each share of the Company's Class A Common Stock that they own, and the Company's Class B Common stockholders will have the right to elect, on a share-by-share basis, to receive either 0.84271335 of a share of Adelphia Class A common stock or $48.14 in cash for each share of the Company's Class B Common Stock that they own.

Notwithstanding an election made by one of the Company's stockholders, at the effective time of the Merger (i) the aggregate number of shares of the Company's Class A Common Stock that may be converted into the right to receive cash in the Merger is equal to 20.76% of the number of shares of the Company's Class A Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders), (ii) the aggregate number of shares of the Company's Class A Common Stock which may be converted into the right to receive shares of Adelphia Class A Common Stock in the Merger is equal to 79.24% of the number of such shares of the Company's Class A Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders), (iii) the aggregate number of shares of the Company's Class B Common Stock that may be converted into the right to receive cash in the Merger is equal to 24.54% of the number of shares of the Company's Class B Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders) and (iv) the aggregate number of shares of the Company's Class B Common Stock which may be converted into the right to receive shares of Adelphia Class A Common Stock in the Merger is equal to 75.46% of the number of shares of the Company's Class B Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders).

If the aggregate number of shares of the Company's Class A Common Stock or the Company's Class B Common Stock with respect to which elections have been made exceeds the aggregate number of shares of the Company's common stock of that class that may be converted into the right to receive a particular form of consideration in the Merger, then each share of the Company's common stock electing to receive the undersubscribed consideration will receive that consideration; and each share of the Company's common stock electing to receive the oversubscribed consideration will receive a portion of the Merger consideration in cash and a portion of the Merger consideration in Adelphia Class A Common Stock.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement will be paid by the party incurring such expenses. However, in the event the Company enters into or consummates a merger, consolidation or other business combination with a third party within twenty-four months after the date of termination of the Merger Agreement, the Company will be required to reimburse Adelphia's costs and expenses in connection with the Merger Agreement (subject to a maximum of $10,000) and pay Adelphia a termination fee of $100,000.

On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of the Company's Class A Common stockholders on behalf of himself and all others similarly situated naming the Company's Class B Common stockholders and all of the Company's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. The Company and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted the Company's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. See Item 3. Legal Proceedings.

The closing of the Merger is subject to certain customary conditions, including the approval of the Merger by the shareholders of the Company and Adelphia, each party obtaining the required consents and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On April 20, 1999, the waiting period under the HSR Act for the Merger terminated. In connection with the Merger, the Company has completed filing the material applications seeking transfer of the Company's applicable franchise licenses with the FCC and local franchising authorities. There is no assurance that the Company will obtain such approvals or that the Merger will be consummated.

At the effective time of the Merger, Adelphia will purchase Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Joint Venture, one of the Company's 50% owned joint ventures, for a purchase price of approximately $157,500, comprised of approximately $27,700 in cash, approximately 1.85 million shares of Adelphia Class A common stock and the assumption of indebtedness. This joint venture serves approximately 91,800 basic subscribers in California and is jointly owned by the Company and Citizens Cable Company, a subsidiary of Citizens.

In addition, the Company, Adelphia and Dr. Leonard Tow, Chairman and Chief Executive Officer of the Company, have agreed that the Company will sell its shares of Class A Common Stock of Citizens Utilities Company to Dr. Tow at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate purchase price will be approximately $39,800. As of July 26, 1999, these shares constituted approximately 2% of the outstanding stock of Citizens.

On January 7, 1999, Centennial Cellular Corp. ("Centennial"), a former subsidiary of the Company, completed the previously announced merger of CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe, with and into Centennial (the "Centennial Merger"). As of the completion of the Centennial Merger, the Services Agreement between the Company and Centennial was terminated. As a holder of 8,561,819 shares of Class B Common Stock and 3,978 shares of Second Series Convertible Preferred Stock of Centennial, the Company received for its interest in Centennial approximately $360,100 in cash. The Company has utilized and will continue to utilize these proceeds for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases and acquisitions.The Company recorded a pre-tax gain in relation to the sale of Centennial of approximately $322,000 during the year ended May 31, 1999.

The Company has had interests in businesses in the pay television industry in Australia. The interests included investments in entities, which include East Coast Pay Television Pty. Limited ("ECT") and XYZ Entertainment Pty. Limited ("XYZ"). The Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of United International Holdings, Inc. ("UIH"), the Company's 25% ownership interest in XYZ for approximately $24,600. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock ("UIH Convertible Stock") which is convertible at any time into approximately ten shares of UIH Class A Common Stock for each share of UIH Convertible Stock, at a conversion price of $21.25 per share. The Company may not sell, assign, pledge, transfer or otherwise convey any UIH securities prior to September 11, 1999.

In fiscal 1999, ECT sold substantially all of its operating assets to Austar Entertainment Pty. Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of UIH Convertible Stock. ECT has finalized the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT (including the Company) entered into an Intercreditor Agreement pursuant to which substantially all of the remaining assets of ECT have been distributed among them and the Company has received 5,652 units of UIH Convertible Stock, of which 1,156 units are to be transferred to the ECT minority interest shareholders. The Company may not sell, assign, pledge, transfer or otherwise convey any of the remaining 4,496 units of UIH Convertible Stock prior to July 9, 1999. The Company will receive 92.4% of any additional remaining assets of ECT. Such amounts are not expected to be material.

At July 26, 1999, the closing price of the UIH Class A Common Stock on The Nasdaq National Market was $ 77 1/8.

The Company recorded a pre-tax gain of approximately $18,000 as a result of the sale of its Australian business segment during the year ended May 31, 1999.

The Company reduced its valuation allowance applied against its deferred tax assets by approximately $104,000 as a result of the sale of Centennial and the Australian Operations.

The consolidated statements of operations reflect the sale of Centennial and the Australian Operations during the year ended May 31, 1999 and reflect the operating results of these segments as discontinued operations for the years ended May 31, 1998 and 1997 and the consolidated balance sheet at May 31, 1998 segregates the net assets of these discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only.

Certain of the Company's cable television systems are subject to rate regulation which has negatively affected the Company's business. The Company has implemented new rate and service offerings which give subscribers the choice of buying certain programming services individually on a per channel basis or as part of a package of premium services at a discounted price.

Pursuant to the FCC's second revision to its rate formula, the Company experienced a further decrease in the regulated portion of its services beginning in fiscal 1995. Under the regulatory price cap mechanism established by the FCC, a portion of the decline has been offset, in part, by allowable rate increases. Such increases relate to adjustments for the annual change in the Gross National Producers Price Index as well as certain increases in programming fees, the addition of new channel services and so called "external costs" as delineated in the rules. The bulk of such price adjustments became effective during the first quarter of fiscal years 1997, 1998 and 1999.

On February 8, 1996, "The Telecommunications Act of 1996" (the "1996 Act") was enacted into law. The law alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The 1996 Act deregulated (except for basic service) cable service rates on March 31, 1999.

FISCAL YEARS ENDED MAY 31, 1999 AND MAY 31, 1998

Revenue increased by $34,848 to $519,584 or 7.2%, over the corresponding year ended May 31, 1998 of $484,736. The increase in revenue was a result of subscription price increases and increases in the number of cable television subscriptions as well as acquisitions and investment income. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended May 31, 1999 were approximately 1,329,000, as compared to approximately 1,296,000 for the twelve-month period ended May 31, 1998, an increase of 2.5%. Acquisitions accounted for approximately 61% of the increase in average basic subscribers. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $40.83 during the twelve months ended May 31, 1999, as compared to approximately $38.98 during the comparable prior twelve month period, an increase of 4.7%.

Cost of services of the cable television operations increased by $7,671, or 7.4%, while selling, general and administrative expenses decreased by $6,517, or 5.3%. The principal reason for the increase in cost of services was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The decrease in selling, general and administrative expenses was primarily the result of an increased subsidy of marketing and sales expenses by third parties, principally programmers who provide content to the Company's service offerings. These subsidies offset, in part, marketing and selling expenses which would otherwise have been incurred directly by the Company. There is no assurance that such subsidies will continue to be available to the Company. The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its business continues.

Depreciation and amortization of the Company's cable television operations increased by $4,124, or 2.7% above the year ended May 31, 1998. This increase is due to the increased level of capital expenditures during fiscal 1999 and 1998. The Company also incurred incremental legal, consulting and compensation costs in connection with its proposed Merger. Through May 31, 1999 such costs incurred totaled $7,922.

As a result of the factors noted above, operating income was $126,116, an increase of $21,648, or 20.7% above the year ended May 31, 1998. Excluding the Merger costs incurred during fiscal 1999, operating income was $134,038, an increase of $29,570 or 28.3% above the year ended May 31, 1998.

Interest expense of the Company's cable television operations for the year ended May 31, 1999 increased by $19,195, or 11.1% as compared with the year ended May 31, 1998, principally as a result of increased average borrowings and higher interest rates. For the year ended May 31, 1999, the average debt outstanding was approximately $2,034,000 or $163,000 above the average outstanding debt balance of $1,871,000 during the year ended May 31, 1998. The Company's weighted average interest rate was approximately 9.5% and 9.2% in the years ended May 31, 1999 and 1998, respectively.

After income attributable to minority interests in subsidiaries for the year ended May 31, 1999, a consolidated pretax loss from continuing operations of $71,559 was incurred, as compared to a pretax loss from continuing operations of $78,506 for the year ended May 31, 1998. As a result of the Company's sale of Centennial and the Company's Australian Operations during the year ended May 31, 1999, the Company recorded a pre-tax gain of approximately $340,000 and consequently was able to recognize a net tax benefit of $13,453 during the year ended May 31, 1999 for the losses from continuing operations for the year ended May 31, 1999. These tax benefits are non-cash in nature.

The loss from continuing operations for the year ended May 31, 1999 of $58,106 represents a decrease of $19,776 from the loss of $77,882 for the year ended May 31, 1998. This decreased loss from continuing operations is due primarily to the increase in tax benefits recognized of $12,829 and the increase in interest income earned from fiscal 1998 to fiscal 1999. The Company expects losses from continuing operations to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems generate sufficient earnings to offset the associated costs of acquisitions and operations.

FISCAL YEARS ENDED MAY 31, 1998 AND MAY 31, 1997

Revenue from cable television operations increased by $25,090 or 5.5%, over the corresponding year ended May 31, 1997, principally as a result of acquisitions, subscription price increases and increases in the number of cable television subscriptions. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended May 31, 1998 were approximately 1,296,000, as compared to approximately 1,255,000 for the twelve-month period ended May 31, 1997, an increase of 3.3%. Acquisitions accounted for approximately 35.6% of the increase in average basic subscribers. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $38.98 during the twelve months ended May 31, 1998, as compared to approximately $38.31 during the comparable prior twelve month period, an increase of 1.7%.

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

After income attributable to minority interests in subsidiaries for the year ended May 31, 1998, a pretax loss of $78,506 was incurred, as compared to a pretax loss, before extraordinary item of $77,228 for the year ended May 31, 1997. The income tax benefit of $624 for the year ended May 31, 1998 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. These tax benefits are non-cash in nature. During fiscal 1998, the Company began recording limited tax benefits resulting from operating losses.

The loss from continuing operations for the year ended May 31, 1998 of $77,882 represents an increase of $24,017 from the loss of $53,865 for the year ended May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition to an aggregate of $1,873,640 in public debt instruments of the Company, certain subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,235,000 of potential borrowing capacity for cable operations. At May 31, 1999, approximately $169,000 of that aggregate availability has been drawn. Approximately $875,000 of this borrowing capacity terminates under two credit facilities on August 31, 1999. The Company is currently in negotiations with its lenders to provide financing for its pending joint venture with TCI in the amount of $900,000. In addition to funding the operating and capital expenditure needs of the joint venture, the facility would provide additional liquidity to the Company of approximately $500,000. There is no assurance that the Company and its lenders will come to final terms on the facility.

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

During the year ended May 31, 1999, the Company made capital expenditures of $121,523. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $120,000 for cable television capital expenditures in fiscal 2000. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the year ended May 31, 1999, earnings were less than fixed charges by $59,962. However, such amount reflects non-cash charges totaling $158,153, consisting of depreciation and amortization. Historically, cash generated from operating activities has exceeded fixed charges. Based upon current market conditions, the Company expects that cash flows from operations, the proceeds received from the sale of Centennial and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities. The Company will continue to rely on internally generated cash, cash on hand, as well as various financing activities to fund these requirements.

FINANCING AND CAPITAL FORMATION

At May 31, 1999, the Company's public debt securities of approximately $1,873,640 in the aggregate, have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 1 1/4 to 18 1/2 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

Certain subsidiaries of the Company have four credit facilities with $1,155,000 of total potential credit availability at May 31, 1999, of which $89,000 was outstanding. The interest rates payable on borrowings under the respective credit facilities are as follows:

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

  At the election of Century Venture Corp. ("CVC"), (a) the "C/D Base Rate" plus an applicable margin, as defined or (b) the "Eurodollar Base Rate" plus an applicable margin, as defined or (c ) the ABR Rate, as defined.

Approximately $875,000 of borrowing capacity terminates under the CCC-I and CCC-II credit facilities on August 31, 1999.

The Company is currently in negotiations with its lenders to provide financing for its pending joint venture with TCI in the amount of $900,000. In addition to funding the operating and capital expenditure needs of the joint venture, the facility would provide additional liquidity to the Company of approximately $500,000. There is no assurance that the Company and its lenders will come to final terms on the facility.

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

At May 31, 1999, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

ACQUISITION

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

DISPOSITIONS - CONTINUING OPERATIONS

In June 1998, Century-ML Cable Venture, a 50% owned joint venture partnership between the Company and ML Media Partners, L.P., sold substantially all of the assets of its two radio stations for approximately $11,500. The Company recorded a pre-tax gain of $5,527 in relation to the sale of these two radio stations during the year ended May 31, 1999.

PENDING ACQUISITION

In August 1998, the Company entered into an agreement to acquire a cable television system which serves approximately 19,000 primary basic subscribers in Moreno Valley and certain portions of Riverside County, California. The purchase price for this system is approximately $33,000. The Company currently expects to fund the acquisition using cash on hand or available credit facilities. The purchase of this system by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisition will be consummated.

STRATEGIC PARTNERSHIP

On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 243,400 primary basic subscribers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 528,700 primary basic subscribers in the area of southern California, including approximately 94,400 primary basic subscribers to be acquired in an exchange of cable systems described below as well as approximately 19,000 primary basic subscribers related to the Company's pending acquisition of the cable television system serving Moreno Valley and certain portions of Riverside County, California. The Company will manage the newly combined cable systems and own approximately 69.5 percent of the Partnership. The cable systems contributed by each party will be valued based upon annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses. These values will be used in the process of determining the ownership percentages of the respective parties at the closing date of the transaction.

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

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in northern California for certain cable systems owned by TCI in southern California, allowing each of them to unify operations in existing services areas. TCI will exchange its East San Fernando Valley cable system serving approximately 94,400 primary basic subscribers for the Company's northern California cable systems (San Pablo, Benicia, Fairfield, and Rohnert Park, California), serving approximately 95,900 primary basic subscribers.

It is anticipated that the Partnership will be funded by approximately $900,000 of indebtedness. There is no assurance that such financing will be available to the Partnership or that the Partnership will be able to obtain such financing on terms favorable to the Partnership.

The closing of the foregoing transactions is subject to, among other things, each party obtaining the required consents and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities. On February 18, 1999, the waiting period under the HSR Act for the Partnership Transaction terminated. In connection with the Partnership Transaction, the Company has completed filing the material applications seeking transfer of the Company's applicable franchise licenses with the FCC and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

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

Since August 1998, periodic reports have been submitted to and discussed with senior executives of the Company, including the Chief Operating Officer and Chief Financial Officer. In October 1998, a progress report was discussed with the Company's Board of Directors' Audit Committee. The Company has been and plans to continue such periodic reporting to its senior officers and its Board of Directors.

Year 2000 Costs

The Company currently plans to complete the Year 2000 Project by October 1999. Through May 31, 1999, the Company has spent approximately $1,500 in connection with the Year 2000 Project. The total remaining cost of the Year 2000 Project is estimated at $1,500 which is for new software and hardware purchases. The majority of these remaining costs will be capitalized. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

Risks

The failure to address a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the decentralized nature of the Company's operations, there are few systems the failure of which would have a material adverse effect on the Company as a whole. Nonetheless, the Company relies upon an external billing service, utility companies, satellite program service providers, satellite delivery systems, an external payroll service, the United States postal service, the financial service industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties will not suffer a Year 2000 business disruption. The most reasonably likely worst case scenario would involve a failure of the nation's satellite delivery systems and/or widespread prolonged utility outages. If such a scenario occurred and it affected a large portion of the United States for a period exceeding 30 days, the Company's operating results would be negatively impacted. Failures in other systems would not be expected to have an adverse effect on the Company's consolidated financial position. In addition, the Company is in the process of upgrading or replacing certain of its software to comply with Year 2000 readiness. Although the implementation of software may be accompanied with risks of incompatibilities, the Company believes that the risks associated with these incompatibilities will not have a material effect on the Company's operations.

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

COMPLETION OF THE MERGER

The failure to satisfy conditions to the completion of the Merger between the Company and Adelphia could jeopardize the Merger. The Merger between the Company and Adelphia may not close unless several conditions are met. These include: (a) approvals from each class of the Company's stockholders and from Adelphia's stockholders; (b) receipt of all required consents of governmental authorities, except where the failure to obtain any such required consent would not have a material adverse effect; (c) neither the Company nor Adelphia having breached any of its representations, warranties or covenants made in the Merger Agreement, and (d) there is no law or court order prohibiting the Merger. There can be no assurance if and when any of the foregoing conditions will be met.

The failure to complete the Merger could be costly to the Company and its stockholders. If the Merger Agreement were terminated, other than by mutual agreement of the parties and other than by the Company because of a breach by Adelphia under certain circumstances, then the Company would be required to reimburse Adelphia for its actual costs and expenses up to $10,000. In addition, the Company would be required to pay Adelphia a termination fee of $100,000 if the Company were to be acquired by a third party within twenty-four months after the termination of the Merger Agreement. The price of the Company's common stock also might decline, assuming that current market prices reflect a market assumption that the Merger will be completed; and the Company would still have to pay its costs related to the Merger, such as legal, accounting and financial advisory fees.

COMPLETION OF THE PARTNERSHIP TRANSACTION

The closing of the Partnership Transaction between the Company and TCI is subject to, among other things, each party obtaining the required consents and all appropriate regulatory and other approvals, including from the Federal Communications Commission (the "FCC") and local franchising authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On February 18, 1999, the waiting period under the HSR Act for the Company's acquisition terminated. The Company has completed filing the material applications seeking transfer of the Company's applicable licenses with the FCC and local franchising authorities. There can be no assurance if or when the Company will obtain the required approvals or if and when the transaction will be completed.

NET LOSSES; STOCKHOLDERS' DEFICIENCY

The Company has reported net losses from continuing operations of $58,106, $77,882 and $53,865 for the fiscal years ended May 31, 1999, 1998, and 1997, respectively. The Company expects net losses from continuing operations to continue for the foreseeable future, at least until such time as the operations of its cable television systems can generate sufficient earnings to offset the charges, including depreciation and amortization and interest expense, incurred in connection with such operations and its investments in plant associated with rebuilds and extensions of its cable television systems.

Reflecting net losses in prior periods, the common stockholders' deficiency as stated on the Company's consolidated balance sheet at May 31, 1999 was $465,319. The Company's assets, including its cable television franchises, are recorded on its balance sheet at historical cost. The Company believes that the current fair value of such assets is significantly in excess of their historical cost.

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

For the year ended May 31, 1999, earnings were less than fixed charges by $59,962. Such amount reflects non-cash charges totaling $158,153, consisting of depreciation and amortization.

HIGHLY COMPETITIVE INDUSTRY

The telecommunications services provided by the Company are subject to strong competition and potential competition from various sources. The Company's cable television systems compete with other means of distributing video to home television such as Direct Broadcast Satellite Systems, commonly known as DBS systems, and Multichannel Multipoint Distribution systems, commonly known as wireless cable. Some of the regional Bell telephone operating companies and other local telephone companies are in the process of entering the video-to-home business and several have expressed their intention to enter the video-to-home business.

In addition, because the Company's cable systems are operated under non-exclusive franchises, other applicants may obtain franchises in the Company's franchise areas. For example, some regional Bell operating companies and local telephone companies have facilities which are capable of delivering cable television service and could seek competitive franchises.

The equipment which telephone companies use in providing local exchange service may give them competitive advantages over the Company in distributing video to home televisions.

The regional Bell operating companies and other potential competitors have much greater resources than the Company and would constitute formidable competition for its cable television business. The Company cannot predict either the extent to which competition will continue to materialize or, if such competition materializes, the extent of its effect on the Company's cable television business.

The Company's cable television service also faces competition from other communications and entertainment media, including conventional off-air television broadcasting services, newspapers, movie theaters, live sporting events and home video products. The Company cannot predict the extent to which competition may affect it.

The Company's cable modem and dial up Internet access business is subject to strong competition and potential competition from a number of sources. With respect to high speed cable modem service, telephone companies are beginning to implement various digital subscriber line services (xDSL) that allow high speed internet access services to be offered over telephone lines. DBS companies offer high speed Internet access over their satellite facilities and other terrestrial based wireless operators (e.g. MMDS) are beginning to introduce high speed access as well. In addition, there are now a number of legislative initiatives and efforts at the FCC seeking to require cable television operators to provide open access to their facilities to competitors that want to offer cable modem services. With respect to dial up Internet access services, there are numerous competitive ISPs in virtually every franchise area. The local telephone exchange company typically offers ISP services, as do a number of other nationally marketed ISPs such as America Online, Compuserve and AT&T Worldnet. The Company cannot predict the extent to which competition will continue to materialize or, if such competition materializes, the extent of its effect on the Company's Internet access business.

HIGHLY REGULATED INDUSTRY

The cable television industry is subject to extensive regulation at the federal, state and local levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals.

In particular, the FCC adopted regulations that limit the Company's ability to set and increase rates for its basic service packages and for the provision of cable television-related equipment. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12 month period determined to be in excess of the permitted reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required in the future. In addition, the FCC has commenced a proceeding to determine whether cable operators will be required to carry the digital signals of broadcast television stations. Such a requirement could require the removal of popular programming services with materially adverse results for cable operators.

The Company must comply with the rules of local franchising authorities to retain and renew its cable franchises, among other matters. There can be no assurance that the franchising authorities will not impose new and more restrictive requirements as a condition to franchise renewal. The federal Telecommunications Act of 1996 substantially changed federal, state and local laws and regulations governing the Company's cable television business. This law could materially affect the growth and operation of the cable television industry and the cable services the Company provides. Although this legislation may lessen regulatory burdens, the cable television industry may be subject to new competition as a result. There are numerous rulemakings that have been and continue to be undertaken by the FCC which will interpret and implement the provisions of this law. Furthermore, portions of this law have been, and likely other portions will be, challenged in the courts. The Company cannot predict the outcome of such rulemakings or lawsuits or the short- and long-term effect, financial or otherwise, of this law and FCC rulemakings on the Company.

Proposals are currently before Congress and the FCC to require cable operators to provide equal access over their cable systems to other ISPs. To date, the FCC has declined to impose such requirements. This same "open access" issue is being considered by some local franchising authorities as well. Recently, a federal district court in Portland, Oregon, upheld the authority of the local franchising authority to impose an open access requirement in connection with a cable television franchise transfer and that decision has been appealed to the U.S. Court of Appeals for the Ninth Circuit. If the Company is required to provide such open access, it could adversely impact the Company's anticipated revenues from high-speed cable modem services and could complicate marketing and technical issues associated with the introduction of such services.

Other existing federal regulations, copyright licensing laws and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals that could change, in varying degrees, the manner in which cable television systems operate. The Company cannot predict at this time either the outcome of these proceedings or their impact upon the cable television industry. Moreover, changes in the regulatory and legislative environment are constantly occurring. The Company cannot predict the effect that ongoing or future developments may have on the cable television industry generally or the Company specifically.

RESTRICTIVE COVENANTS; CONSEQUENCES OF DEFAULT

The Credit Agreements limit the ability of certain subsidiaries of the Company to, among other things, incur additional indebtedness, including intercompany indebtedness, or liens, to pay dividends to the Company. The Credit Agreements also require that certain subsidiaries of the Company meet certain operating and financial tests, including the maintenance of the ratio of earnings before interest, depreciation and taxes (as defined in the Credit Agreements, "EBIDT") to debt service for the Total Debt (as defined therein) of such subsidiaries, the ratio of Total Debt to EBIDT and the ratio of EBIDT to interest expense for the Total Debt of such subsidiaries at certain prescribed levels. A Note Agreement imposes similar restrictions and requirements. The Indentures also contain various covenants including: (i) restrictions on mergers, sales and consolidations; (ii) restrictions on dividends, redemptions or repurchase of the Company's capital stock or the capital stock of any of its affiliates; (iii) limitations on transactions with, or investments in, affiliates; (iv) restrictions on the ability to make loans to, or act as guarantor for, certain of its subsidiaries and affiliates; (v) the maintenance of various financial ratios and (vi) restrictions on the incurrence of additional indebtedness. The Company's ability to comply with these covenants may be affected by events beyond its control.

In the event of a default under the agreements governing the Company's public debt, the holders of such debt or the trustee acting on their behalf could elect to declare all of such debt due and payable. There can be no assurance that the assets of the Company would be sufficient to repay all such outstanding debt.

Management believes that the Company is not presently at risk of noncompliance with any of the covenants described above. However, there can be no assurance that this will continue to be the case.

EXECUTIVE OFFICERS HAVE TERMINATED EMPLOYMENT AGREEMENTS

The Company has employment agreements with four executive officers including Dr. Leonard Tow Chairman and Chief Executive Officer of the Company. The terms of these employment agreements expire on June 30, 2003, except that Dr. Tow's agreement continues for an additional five-year advisory period. Each of these employment agreements is terminable by the executive officer upon a "change of control" or a "threatened change of control" of the Company. One of the events that is considered to be a threatened change of control under each employment agreement is the acquisition by any person of securities of the Company such that the person files or is required to make a filing pursuant to Regulation 13D under the Securities Exchange Act of 1934, as amended. Such an event has occurred and, therefore, for purposes of these employment agreements, a "threatened change of control" has occurred. Subsequent to May 31, 1999, each of these executive officers has exercised his right to terminate his employment agreement but has agreed to continue working for the Company through the closing of the Merger.

Pursuant to each employment agreement, upon such termination, each executive officer is entitled to receive his base salary through the end of the term of his employment agreement, an annual cash bonus for the remainder of the term equal to his most recently awarded cash bonus, continuation of medical, dental, life and disability insurance for the remainder of the term on the same basis as provided while the agreement was in effect and the use of office space for one year. In addition, upon termination, all of his Company stock options vest and become exercisable and the restrictions on all of his shares of restricted stock of the Company lapse. The decision by any of the executive officers not to continue working for the Company may have an adverse effect on the Company.

HOLDING COMPANY STRUCTURE

The Company's parent company directly owns no significant assets, other than stock in one subsidiary. This creates risks regarding its ability to obtain cash from its subsidiaries to repay the interest and principal which it owes or to pay cash dividends to stockholders in the future. The Company's indentures relating to public debt, and the credit agreements of the Company's subsidiaries and other companies in which the Company has invested restrict their ability and the ability of the companies they own to make payments to the Company's parent company.

NON-PAYMENT OF DIVIDENDS

The Company has never declared or paid cash dividends on any of its common stock and has no intention of doing so in the foreseeable future. In addition, the Company's credit agreements and the indentures relating to its public notes restrict the payment of cash dividends on the Company's common stock. As a result, it is unlikely that shareholders will receive a return on their shares of the Company's common stock through the payment of cash dividends.

CONTROL BY CERTAIN STOCKHOLDERS

The ownership interest in the Company of Leonard Tow and certain trusts for the benefit of members of his family (the "Tow Trusts"), constituting approximately 93% of the combined voting power of both the Class A Common Stock and the Class B Common Stock of the Company as of July 26, 1999, presently gives them the power to elect all but one member of the Board of Directors of the Company and to control the vote on all other matters submitted to a vote of the Company's stockholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary exposure to market risks relates to the decline in market values of the Company's $74.9 million of available-for-sale investments. Additionally, the Company has minimal exposure to market risks in regard to interest rate fluctuations on $89 million of variable rate debt and in relation to the Company's five-year, $35 million interest rate hedge agreement related to certain of the Company's fixed rate debt. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The fair values of all financial instruments other than investments and the variable rate debt approximate their carrying values (see Note 1 to the consolidated financial statements).

At May 31, 1999, approximately 96% of the Company's debt was fixed rate. Holding all other factors constant, a 10% increase in interest rates would have an immaterial effect on net income (loss). The sensitivity analysis is limited in that it is based on balances outstanding at May 31, 1999 and does not provide for changes in borrowing that may occur. The carrying value of the Company's available-for-sale investments at May 31, 1999 represents approximately 4% of the Company's total assets. A 10% decline in the market value of all available-for-sale investments owned at May 31, 1999 would have an insignificant impact on the Company's assets and no impact on net income (loss) as the unrealized gain is deferred until the investments are sold.

Readers are cautioned that forward-looking statements contained herein concerning market risks should be read in conjunction with the Company's disclosures beginning on page 32 under the heading "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal year ended May 31, 1999, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

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

4.  EXHIBITS

The following documents are filed as part of this Annual Report on Form 10-K:

   EXHIBIT
    NUMBER                                         EXHIBIT
2.1             Press Release dated March 5, 1999 (filed as Exhibit 99.01 to the
                Company's Current Report on Form 8-K, dated March 5, 1999 and incorporated herein by reference).

'D'2.2 Agreement and Plan of Merger, dated as of March 5, 1999, by and among the Company, Adelphia Communications Corporation and
                Adelphia Acquisition Subsidiary, Inc. as amended by the First
                Amendment to the Agreement and Plan of Merger, dated as of July
                12, 1999 and the Second Amendment to the Agreement and Plan of Merger, dated as of July 29, 1999.




                                       42








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

'D'4.13 Eighth Supplemental Indenture dated as of December 10, 1997 between the Company and First Trust of California, National
                Association, as Trustee.

4.14 Indenture, dated as of January 15, 1998 between the Company and First Trust of California, National Association, as Trustee
                (filed as Exhibit 4 to the Company's Registration Statement on
                Form S-4 (File No. 333-47161) under the Securities Act of 1933, as amended (the "1998 Form S-4"); said 1998 Form S-4 having been filed with the Commission on March 2, 1998 and incorporated herein by reference).

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

*10.42          Extension Agreement to Employment Agreement dated September 10,
                1997 between the Company and Daniel E. Gold (filed as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference).

*10.43          Employment Agreement, dated as of January 1, 1997, between the
                Company and Bernard P. Gallagher (filed as Exhibit 10.1 to the
                Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference).

*10.44          Modification Agreement, dated as of June 1, 1998, between the
                Company and Scott N. Schneider (filed as Exhibit 10.44 to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1998 and incorporated by reference).

*10.45          Modification Agreement, dated as of June 1, 1998, between the
                Company and Bernard P. Gallagher (filed as Exhibit 10.45 to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1998 and incorporated by reference).

*10.46          Modification Agreement, dated as of June 1, 1998, between the
                Company and Michael G. Harris (filed as Exhibit 10.46 to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                May 31, 1998 and incorporated by reference).

*10.47          Modification Agreement, dated as of June 1, 1998, between the
                Company and Frank Tow (filed as Exhibit 10.47 to the Company's
                Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference).

*10.48          Employment Agreement, dated as of July 1, 1997, between the
                Company and Leonard Tow (filed as Exhibit 10.48 to the Company's
                Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference).

 10.49          Agreement and Plan of Merger, dated as of July 2, 1998, between
                Centennial Cellular Corp. and CCW Acquisition Corp (filed as
                Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference).



10.50           Stockholder Agreement, dated as of July 2, 1998, between CCW
                Acquisition Corp. and Century Communications Corp (filed as
                Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference).

'D'11           Computation of income (loss) per common share.

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

----------------------------

* Constitutes a management contract or compensatory plan or arrangement. 'D' Filed herewith.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Century Communications Corp.
New Canaan, Connecticut

           We have audited the accompanying consolidated balance sheets of Century Communications Corp. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations and cash flows for each of the three years in the period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Communications Corp. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
July 29, 1999

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              AMOUNTS IN THOUSANDS




                                                                                                 May 31,
                                                                           ---------------------------------------------
                                                                                  1999                      1998
                                                                           --------------------      -------------------

ASSETS
Current assets:

   Cash and short-term investments                                                  $  626,155            $  285,498

   Accounts receivable less allowance for doubtful
        accounts of $3,311 and $1,695 respectively                                      16,775                16,109

   Prepaid expenses and other current assets                                             3,705                 3,465

   Investment in marketable equity securities-current                                   49,143                  --

   Net assets of discontinued operations                                                  --                  37,323
                                                                                    ----------            ----------

   Total current assets                                                                695,778               342,395

Property, plant and equipment - net                                                    585,693               565,965

Investment in marketable equity securities                                              25,756                52,451

Debt issuance costs, less accumulated amortization of
     $22,464 and $16,013, respectively                                                  27,057                33,829

Cable television franchises, less accumulated amortization of
     $361,498 and $324,835, respectively                                               296,280               344,612

Excess of purchase price over value of net assets acquired, less
     accumulated amortization of $43,001 and $40,612, respectively                     158,869               166,570

Other assets                                                                            10,866                 9,360
                                                                                    ----------            ----------
                                                                                    $1,800,299            $1,515,182
                                                                                    ==========            ==========



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    AMOUNTS IN THOUSANDS (EXCEPT SHARE DATA)


                                                                                           May 31,
                                                                                 ----------------------------
                                                                                    1999             1998
                                                                                 ----------      ------------

LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
   Current maturities of long-term debt                                         $   20,050       $   20,050
   Accounts payable                                                                 35,053           35,983
   Accrued expenses and other current liabilities                                  102,260           97,499
                                                                                 ----------       ----------
     Total current liabilities                                                     157,363          153,532

Long-term debt                                                                   2,022,640        2,009,052
Deferred income taxes                                                                5,290            5,170
Minority interest in subsidiaries                                                   74,915           67,030
Other deferred income                                                                5,410            5,650

Commitments and contingencies (See Notes)

Common stockholders' deficiency:
    Common stock, par value $.01 per share:
    Class A, authorized 400,000,000 shares,
      issued, 67,232,335 and 65,684,888 shares, respectively,
      and outstanding 33,423,167 and 31,954,085 shares, respectively                   672              657
    Class B, authorized 300,000,000 shares, issued and outstanding 42,322,059
       and 42,726,115 shares, respectively                                             423              427

    Additional paid-in capital                                                     191,234          178,893
    Other, including 33,809,168 and 33,730,803 treasury shares, respectively      (143,818)        (135,215)
    Accumulated deficit                                                           (513,830)        (770,014)
                                                                                -----------      -----------

       Total common stockholders' deficiency                                      (465,319)        (725,252)
                                                                                -----------      -----------

                                                                                $1,800,299       $1,515,182
                                                                                ===========      ===========


                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    AMOUNTS IN THOUSANDS (EXCEPT SHARE DATA)


                                                                                                 Year ended May 31,
                                                                                ----------------------------------------------------
                                                                                    1999                 1998              1997
                                                                                --------------       -------------      ------------
Revenue                                                                         $      519,584       $     484,736     $    459,646
                                                                                --------------       -------------     -------------

Costs and expenses:
  Cost of services                                                                     111,603             103,932          100,789
  Selling, general and administrative                                                  115,790             122,307          111,467
  Depreciation and amortization                                                        158,153             154,029          159,547
  Merger costs                                                                           7,922                   -                -
                                                                                --------------       -------------     -------------
                                                                                       393,468             380,268          371,803
                                                                                --------------       -------------     -------------

Operating income                                                                       126,116             104,468           87,843

Interest expense                                                                       191,803             172,608          157,730
Gain on sale of assets                                                                   5,646                   -                -
Other income (expense)                                                                      79               1,533             (171)
                                                                                --------------       -------------     -------------

Loss from continuing operations before income tax benefit,
  minority interest and extraordinary item                                             (59,962)            (66,607)         (70,058)

Income tax benefit                                                                     (13,453)               (624)         (23,363)
                                                                                --------------       -------------     -------------

Loss from continuing operations before minority interest and extraordinary item        (46,509)            (65,983)         (46,695)

Minority interest in income of subsidiaries                                            (11,597)            (11,899)          (7,170)
                                                                                --------------       -------------     -------------

Loss from continuing operations                                                        (58,106)            (77,882)         (53,865)
                                                                                --------------       -------------     -------------

Discontinued operations:

  Loss from discontinued operations, net of income tax benefit of
  $13,597 and $7,295 and minority interest in losses of $21,193 and
  $22,584 for the years ended May 31, 1998 and 1997, respectively                            -             (43,089)         (80,428)

  Gain on sale of discontinued operations (less applicable income taxes
  of $25,739) in 1999.                                                                 314,290
                                                                                --------------       -------------     -------------
                                                                                       314,290             (43,089)         (80,428)
                                                                                --------------       -------------     -------------

Income (loss) before extraordinary item                                                256,184            (120,971)        (134,293)

Extraordinary item - loss on early retirement of debt,
  net of income tax benefit of $5,379                                                        -                   -           (7,582)
                                                                                --------------       -------------     -------------

  Net income (loss)                                                             $      256,184       $    (120,971)    $   (141,875)
                                                                                ==============       =============     =============
Dividend on discontinued subsidiary convertible
  redeemable preferred stock                                                    $            -       $       5,225     $      4,850
                                                                                =============        =============     =============

Net income (loss) applicable to common shares                                   $      256,184       $    (126,196)    $   (146,725)
                                                                                ==============       =============     =============

Net income (loss) per common share - basic and diluted:
  Loss from continuing operations                                               $         (.77)      $       (1.11)    $       (.78)
  Loss from discontinued operations                                                          -                (.58)           (1.08)
  Gain on sale of discontinued operations                                                 4.18                   -                -
  Extraordinary item - loss on early retirement of debt                                      -                   -            (0.10)
                                                                                --------------       -------------     -------------

  Net income (loss) per common share - basic and diluted                        $         3.41       $       (1.69)    $      (1.96)
                                                                                ==============       =============     =============
Weighted average number of common shares
  outstanding during the period - basic and diluted                                 75,088,000          74,770,000       74,675,000
                                                                                ==============       =============     =============



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              AMOUNTS IN THOUSANDS


                                                                                                Year ended May 31,
                                                                                ----------------------------------------------------
                                                                                     1999                 1998            1997
                                                                                --------------       -------------     -------------

OPERATING ACTIVITIES:
  Cash received from subscribers and others                                     $      635,438       $     616,043     $    557,224
  Cash paid to suppliers, employees and
    governmental agencies                                                             (376,415)           (327,271)        (330,862)
  Interest paid                                                                       (135,290)           (129,148)        (119,419)
                                                                                --------------       -------------     -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                          123,733             159,624          106,943
                                                                                --------------       -------------     -------------

INVESTING ACTIVITIES:
  Capital expenditures                                                                (121,523)           (113,222)         (79,563)
  Cable television franchise expenditures                                               (1,307)             (1,764)          (2,105)
  Acquisition of other assets                                                           (2,668)             (1,524)            (885)
  Acquisition of cable television systems                                               (4,003)            (70,994)         (13,928)
  Sale of discontinued operations                                                      360,115                   -                -
  Sale of radio stations                                                                11,538                   -                -
                                                                                --------------       -------------     -------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                242,152            (187,504)         (96,481)
                                                                                --------------       -------------     -------------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                         -             813,659        1,043,000
  Principal payments on long-term debt                                                 (37,050)           (575,550)      (1,039,050)
  Debt issuance costs                                                                        -             (18,307)          (9,017)
  Purchase of treasury stock                                                            (1,505)            (12,576)          (2,358)
  Issuance of common stock                                                               8,562               2,951            3,822
                                                                                --------------       -------------     -------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (29,993)            210,177           (3,603)
                                                                                --------------       -------------     -------------

NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS - CONTINUING OPERATIONS                                                  335,892             182,297            6,859
CASH FLOWS OF DISCONTINUED OPERATIONS - NET                                              4,765             (48,746)         (19,504)
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
  OF YEAR                                                                              285,498             151,947          164,592
                                                                                --------------       -------------     -------------
CASH AND SHORT-TERM INVESTMENTS - END OF YEAR                                   $      626,155       $     285,498     $    151,947
                                                                                ==============       =============     =============



                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                              AMOUNTS IN THOUSANDS


                                                                                                  Year ended May 31,
                                                                                ----------------------------------------------------
                                                                                     1999                 1998             1997
                                                                                --------------       -------------     -------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED
       BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                               $      256,184       $    (120,971)    $   (141,875)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization                                                        158,153             154,029          159,547
  Minority interest in income of subsidiaries - continuing operations                   11,597              11,899            7,170
  Deferred income taxes                                                                    121              (4,812)         (32,905)
  Non cash interest charges                                                             57,393              39,138           30,006
  Gain on sale of discontinued operations                                             (340,029)                  -                -
  Gain on sale of assets and other                                                      (7,237)                  -                -
  Loss from discontinued operations - net                                                    -              43,089           80,428
  Change in assets and liabilities net of effects of acquired cable television systems:
       Accounts receivable - (increase)/decrease                                          (866)              5,189          (10,799)
       Prepaid expenses and other current assets - (increase)/decrease                    (268)              5,437              323
       Accounts payable and accrued expenses - (decrease)/increase                     (11,315)             26,626           15,048
                                                                                --------------       -------------     -------------
            Total adjustments                                                         (132,451)            280,595          248,818
                                                                                --------------       -------------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $      123,733       $     159,624     $    106,943
                                                                                ==============       =============     =============

                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands except subscriber, and share data)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Century Communications Corp., all of its subsidiaries and certain partnership interests (the "Company") from their respective dates of acquisition (see Note 5). Included in subsidiaries are the 50% indirectly-owned: Century Venture Corp. and Subsidiary, Century-ML Cable Venture and Subsidiary, and Citizens Century Cable Television Venture (see Note 12). All material intercompany transactions and balances have been eliminated. As discussed more thoroughly in Note 3, Centennial Cellular Corp. (the "Wireless Telephone Segment") and the Company's Australian operations, including ECT, were sold during the quarter ended February 28, 1999. Accordingly, the consolidated financial statements reflect the sale of these segments during the year ended May 31, 1999 and reflect the operating results and cash flows of these segments as discontinued operations for the years ended May 31, 1998 and 1997. The consolidated balance sheet at May 31, 1998 segregates the net assets of these discontinued operations.

Revenue recognition

Revenues includes earned subscriber service revenues and charges for installation and connections, net of programmers' share of pay television revenues. Such programmers' share netted against revenues amounted to $152,236, $131,792 and $114,591 in 1999, 1998 and 1997, respectively. Also included within revenues was investment income of $20,678, $8,187 and $3,880 in 1999, 1998 and 1997, respectively.

Charges for installations and connections, which are non-refundable, are recognized into revenue upon completion of the installation or reconnection. Subscriber services paid in advance are recognized as income when earned.

Investment in marketable equity securities

The Company classifies its investments in debt and equity securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Unrealized holding gains and losses, net of the related income tax effect on these securities are excluded from earnings and are reported as a component of stockholders' deficiency (included within other comprehensive income) until realized. Equity securities at May 31, 1999 and 1998 are stated at their fair market values. The adjusted cost basis of these equity securities was $58,011 and $32,255 at May 31, 1999 and 1998, respectively. The May 31, 1999 adjusted cost basis includes approximately $25,756 of equity securities received during fiscal 1999 in relation to the sale of the Company's Australian Operations. The Company recorded a decrease in the unrealized gain of $3,308 during the year ended

May 31, 1999, an increase in the unrealized gain of $7,333 during the year ended May 31, 1998 and a decrease in the unrealized gain of $7,950 during the year ended May 31, 1997.

Debt issuance costs

Costs associated with the issuance of the Company's debt securities and credit facilities (Note 8) have been capitalized and are being amortized on a straight-line basis over the expected lives of the issues.

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

Cable television franchises

Cable television franchises principally consist of amounts allocated under purchase accounting (see Note 5). Such amounts are amortized using the straight-line method over the lives of the franchises (generally ranging from 10 to 15 years).

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

Comprehensive income (loss)

The Company applies the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 requires the reporting and display of comprehensive income, which is composed of net income (loss) and other comprehensive income or loss items, in a full set of general purpose financial statements. Other comprehensive income (loss) items for the Company include unrealized appreciation of marketable securities and foreign currency translation adjustments (1998 and 1997 only). Under generally accepted accounting principles, these other comprehensive income (loss) items are excluded from net income and reflected as a component of equity.

Segment Reporting

The Company applies the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No.131 establishes standards for reporting information on operating segments in the financial statements. In accordance with this standard, the Company has determined that it currently operates in one business segment, the ownership and operation of cable television systems in the United States.

Loss per common share

The Company applies the provisions of Statement of Financial Accounting Standards No.128, "Earnings Per Share"("SFAS 128"). Under SFAS 128 Basic Earnings Per Share is calculated by dividing income (loss) applicable to common shares by weighted average common shares outstanding. Diluted Earnings Per Share reflects the potential dilution that could occur if potential common stock instruments of the Company were exercised, converted or issued.

The loss per common share reflects a charge for the dividends on subsidiary convertible redeemable preferred stock of $5,225 and $4,850 for the years ended May 31, 1998 and 1997, respectively. These dividends are related to the Company's previously owned wireless telephone segment.

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

New accounting pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 1998, which will be effective for the Company in fiscal 2002. Additionally, during 1998 the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-up Activities", which will be effective for the Company in fiscal 2000. The Company believes these Statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted.

NOTE 2. AGREEMENT AND PLAN OF MERGER

On March 5, 1999, the Company and Adelphia Communications Corporation ("Adelphia") jointly announced the signing of a definitive agreement (the "Merger Agreement") for the merger (the "Merger") of the Company with and into a newly formed direct, wholly-owned subsidiary of Adelphia (the "Merger Sub"). The Merger Sub will continue as the surviving company in the Merger. The Merger is expected to close in the third calendar quarter of 1999. The consolidated financial statements have been prepared on a historical basis and do not include any adjustments that might result from the completion of the Merger.

Pursuant to the Merger Agreement, the Company's Class A Common stockholders will have the right to elect, on a share-by-share basis to receive either 0.77269147 of a share of Adelphia Class A common stock or $44.14 in cash for each share of the Company's Class A Common Stock that they own, and the Company's Class B Common stockholders will have the right to elect, on a share-by-share basis to receive either 0.84271335 of a share of Adelphia Class A common stock or $48.14 in cash for each share of the Company's Class B Common Stock that they own.

Notwithstanding an election made by one of the Company's stockholders, at the effective time of the Merger (i) the aggregate number of shares of the Company's Class A Common Stock that may be converted into the right to receive cash in the Merger is equal to 20.76% of the number of shares of the Company's Class A Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders), (ii) the aggregate number of shares of the Company's Class A Common Stock which may be converted into the right to receive shares of Adelphia Class A Common Stock in the Merger is equal to 79.24% of the number of such shares of the Company's Class A Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders), (iii) the aggregate number of shares of the

Company's Class B Common Stock that may be converted into the right to receive cash in the Merger is equal to 24.54% of the number of shares of the Company's Class B Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders) and (iv) the aggregate number of shares of the Company's Class B Common Stock which may be converted into the right to receive shares of Adelphia Class A Common Stock in the Merger is equal to 75.46% of the number of shares of the Company's Class B Common Stock outstanding immediately prior to the effective time of the Merger (excluding shares held by dissenting stockholders).

If the aggregate number of shares of the Company's Class A Common Stock or the Company's Class B Common Stock with respect to which elections have been made exceeds the aggregate number of shares of the Company's common stock of that class that may be converted into the right to receive a particular form of consideration in the Merger, then each share of the Company's common stock electing to receive the undersubscribed consideration will receive that consideration; and each share of the Company's common stock electing to receive the oversubscribed consideration will receive a portion of the Merger consideration in cash and a portion of the Merger consideration in Adelphia Class A Common Stock.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement will be paid by the party incurring such expenses. However, in the event the Company enters into or consummates a merger, consolidation or other business combination with a third party within twenty-four months after the date of termination of the Merger Agreement, the Company shall reimburse Adelphia's costs and expenses in connection with the Merger Agreement (subject to a maximum of $10,000) and pay Adelphia a termination fee of $100,000.

On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of the Company's Class A Common stockholders on behalf of himself and all others similarly situated naming the Company's Class B Common stockholders and all of the Company's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. The Company and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted the Company's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger.

The closing of the Merger is subject to certain customary conditions, including the approval of the Merger by the shareholders of the Company and Adelphia, each party obtaining the required consents and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On April 20, 1999, the waiting period under the HSR Act for the Merger terminated. In connection with the Merger, the Company has completed filing the material applications seeking transfer of the Company's applicable franchise licenses with the FCC and local franchising authorities. There is no assurance that the Company will obtain such approvals or that the Merger will be consummated.

At the effective time of the Merger, Adelphia will purchase Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Joint Venture, one of the Company's 50% owned joint ventures, for a purchase price of approximately $157,500, comprised of approximately $27,700 in cash, approximately 1.85 million shares of Adelphia Class A common stock and the assumption of indebtedness. This joint venture serves approximately 91,800 basic subscribers in California and is jointly owned by the Company and Citizens Cable Company, a subsidiary of Citizens.

In addition, the Company, Adelphia and Dr. Leonard Tow, Chairman and Chief Executive Officer of the Company, have agreed that the Company will sell its shares of Class A Common Stock of Citizens to Dr. Tow at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate purchase price will be approximately $39,800. As of May 31, 1999, these shares constituted approximately 2% of the outstanding stock of Citizens.

NOTE 3. MERGER/SALE OF BUSINESS SEGMENTS

Centennial Cellular Corp.

On January 7, 1999, Centennial Cellular Corp. ("Centennial"), a former subsidiary of the Company, completed the previously announced merger of CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe, with and into Centennial (the "Centennial Merger"). As of the completion of the Centennial Merger, the Services Agreement between the Company and Centennial was terminated. As a holder of 8,561,819 shares of Class B Common Stock and 3,978 shares of Second Series Convertible Preferred Stock of Centennial, the Company received for its interest in Centennial approximately $360,100 in cash. The Company recorded a pre-tax gain upon the sale of Centennial of approximately $322,000 during the year ended May 31, 1999.

Australian Operations

The Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of United International Holdings, Inc. ("UIH"), the Company's 25% ownership interest in XYZ Entertainment Pty. Limited ("XYZ") for approximately $24,600. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock ("UIH Convertible Stock") which is convertible at any time into approximately ten shares of UIH Class A Common Stock for each share of UIH Convertible Stock, at a conversion price of $21.25 per share. The Company may not sell, assign, pledge, transfer or otherwise convey any of these UIH securities prior to September 11, 1999.

In fiscal 1999, East Coast Pay Television Pty. Limited ("ECT") sold substantially all of its operating assets to Austar Entertainment Pty Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of UIH Convertible Stock. ECT has finalized the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT (including the Company) entered into an Intercreditor Agreement pursuant to which substantially all of the remaining assets of ECT have been distributed among them and the Company has received 5,652 units of UIH Convertible Stock, of which 1,156 units are to be transferred to the ECT minority interest shareholders. The Company may not sell, assign, pledge, transfer or otherwise convey any of the remaining 4,496 units of UIH Convertible Stock prior to July 9, 1999. The Company will receive 92.4% of any additional remaining assets of ECT. Such amounts are not expected to be material.

At July 26, 1999, the closing price of the UIH Class A Common Stock on the Nasdaq National Market was $77 1/8.

The Company recorded a pre-tax gain of approximately $18,000 as a result of the sale of its Australian business segment during the year ended May 31, 1999.

The Company reduced its valuation allowance applied against its deferred tax assets by approximately $104,000 as a result of the sale of Centennial and the Australian Operations.

The net assets of Centennial and the Australian Operations have been classified in the accompanying May 31, 1998 consolidated balance sheet under the caption "Net Assets of Discontinued Operations".

Operating results of Centennial and the Australian Operations for the years ended May 31, 1998 and 1997 are shown separately within the accompanying consolidated statements of operations under the caption "Loss from Discontinued Operations". The operating results of Centennial and the Australian Operations for the years ended May 31, 1998 and 1997 consist of the following:

Centennial Cellular Corp.:

                                                                         Years Ended May 31,
                                                              ------------------------------------
                                                                  1998                    1997
                                                                  ----                    ----
Revenue                                                       $ 237,501                $ 151,023
Costs and expenses                                             (250,802)                (177,080)
                                                              ---------                ---------
     Operating Loss                                             (13,301)                 (26,057)
Income from equity investments                                   13,069                   15,180
Interest expense                                                (45,155)                 (33,379)
Gain on sale of assets                                                5                    3,819
Income tax benefit                                               13,597                    7,295
Minority interest in income of subsidiaries                        (162)                    (153)
                                                              ---------                ---------
     Net Loss (a)                                             $ (31,947)               $ (33,295)
                                                              =========                ==========



Australian Operations:

                                                                    Years Ended May 31,
                                                              ------------------------------------
                                                                 1998                    1997
                                                                 ----                    ----
Revenue                                                       $  35,257                $  33,248
Costs and expenses                                              (54,672)                 (89,073)
                                                              ---------                ---------
     Operating Loss                                             (19,415)                 (55,825)
Interest expense                                                (10,547)                  (9,634)
Other loss                                                       (2,373)                  (4,258)
                                                              ---------                ---------
      Net Loss (a)                                            $ (32,335)               $ (69,717)
                                                              =========                ==========

(a)  Prior to minority interest share of losses.

NOTE 4. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The table below summarizes non-cash reclassifications that occurred during the years ended May 31, 1999, 1998 and 1997. The reclassifications result primarily from the Company's acquisitions.


                                  1999        1998        1997
                                --------    --------    --------
Marketable securities            $(3,308)   $ 7,333    $ (7,951)
Cable television franchises           --      5,000     (14,828)
Goodwill                              --         --      14,828
                                 -------    -------    --------
                                 $(3,308)   $12,333      (7,951)
                                 =======    =======    ========

Current liabilities              $    --    $ 8,067    $  3,005
Minority interest                     --     (3,067)     (3,005)
Other stockholders' deficiency    (3,308)     7,333      (7,951)
                                 -------    -------    --------
                                 $(3,308)   $12,333    $ (7,951)
                                 =======    =======    ========


NOTE 5.  ACQUISITIONS

During the three years ended May 31, 1999, the Company acquired the net assets of cable television systems as follows:


                                                                        Amounts allocated to
                                                                        ------------------------
                                      Number of            Total            Cable          Property
                                       Systems           purchase        television        plant and
                                      Acquired             price         franchises        equipment
                                      --------            -------        ----------        ----------
Year ended May 31, 1998                   2               $69,650          $23,383         $24,647


During the year ended May 31, 1999, the Company acquired approximately 2,280 subscribers for $3,985. This purchase price was substantially allocated to cable television franchises ($2,331) and property, plant and equipment ($1,654).

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

The pro forma effect of completed cable television acquisitions was not material.

Pending Acquisition

In August 1998, the Company entered into an agreement to acquire a cable television system which serves approximately 19,000 primary basic subscribers in Moreno Valley and certain portions of Riverside County, California. The purchase price for this system is approximately $33,000. The Company currently expects to fund the acquisition using either cash on hand or available credit facilities. The purchase of this system by the Company is subject to regulatory approvals. There is no assurance that the Company will obtain such approvals or that such acquisition will be consummated.

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

The Company purchased workers compensation and general liability insurance from Sentry Insurance (a holder of approximately 1% of Class B Common stock until June 1998) and its affiliated companies. The Company paid a total of $4,112, $4,665 and $7,083 for such insurance for the fiscal years ended May 31, 1999, 1998 and 1997, respectively.

Leavy Rosensweig & Hyman of which David Z. Rosensweig is a member, serves as General Counsel to the Company. Mr. Rosensweig is also a director and secretary of the Company. The Company paid approximately $1,743, $1,165 and $1,352 to Leavy Rosensweig & Hyman for the fiscal years ended May 31, 1999, 1998 and 1997, respectively.

The Company believes that all transactions between it, Sentry Insurance and Leavy, Rosensweig & Hyman have been on terms no less favorable to the Company than would have been available from nonaffiliated parties.

NOTE 7.  ACCOUNT ANALYSIS

Property, plant and equipment consists of the following:

                                                        May 31,
                                               ---------------------------
                                                 1999           1998
                                                 ----           ----

Land                                           $    6,017     $    6,794
Buildings                                          33,381         33,175
Cable television and wireless telephone
      transmission and distribution systems
      and related equipment                       997,422        908,513
Miscellaneous equipment and furniture
      and fixtures                                 59,769         54,470
                                              -----------     ----------
                                                1,096,589      1,002,952
Less accumulated depreciation                    (510,896)      (436,987)
                                              -----------     ----------
                                              $   585,693     $  565,965
                                              ===========     ===========

Depreciation expense was approximately $101,370, $93,926 and $98,429 for the fiscal years ended May 31, 1999, 1998, and 1997, respectively. During fiscal 1999, 1998 and 1997 the Company wrote-off approximately $25,212, $42,476 and $117,855, respectively, of fully depreciated property, plant and equipment.

Accrued expenses and other current liabilities consist of the following:



                                     May 31,
                               -------------------
                                 1999       1998
                                ------    -------
Accrued interest               $ 32,369   $ 33,249
Accrued other                    57,231     42,459
Customer deposits & prepaids     12,660     21,791
                               --------   --------
                               $102,260   $ 97,499
                               ========   ========

NOTE 8.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                   May 31,
                                                           -----------------------
                                                            1999           1998
                                                          ----------    ----------
         Credit facility (a)                              $      --    $      --
         Credit facility (b)                                     --           --
         9 1/2% Senior notes due 2000 (c)                    150,000      150,000
         9 3/4% Senior notes due 2002 (d)                    200,000      200,000
         Zero Coupon Senior discount notes due 2003 (e)      316,618      289,870
         9 1/2% Senior notes due 2005 (f)                    250,000      250,000
         8 7/8% Senior Notes due 2007 (g)                    250,000      250,000
         8 3/4% Senior Notes due 2007 (h)                    225,000      225,000
         8 3/8% Senior Notes due 2017 (i)                    100,000      100,000
         8 3/8% Senior Notes due 2007 (j)                    100,000      100,000
         Senior Discount Notes due 2008, Series B(k)         282,022      258,132
         Subsidiary 9.47% Senior secured notes due 2002(1)    80,000      100,000
         Subsidiary revolving credit and term loan (m)        47,000       54,000
         Subsidiary credit facility (n)                       42,000       52,000
         Other                                                    50          100
                                                          ----------   ----------
               Total debt                                  2,042,690    2,029,102
         Current maturities                                   20,050       20,050
                                                          ----------   ----------
                                                          $2,022,640   $2,009,052
                                                          ==========   ==========

(a) On August 4, 1995, as amended August 12, 1996, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a three-year, $525,000 unsecured revolving credit facility which converts to a five year term loan. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. On August 31, 1999, the $525,000 of borrowing capacity terminates under the CCC-I credit facility. At May 31, 1999, no amounts were outstanding under the CCC-I credit facility.

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


(b) On June 30, 1994, as amended August 12, 1996, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company entered into a three-year $350,000 unsecured revolving credit facility which converts to a five- year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. On August 31, 1999, the $350,000 of borrowing capacity terminates under the CCC-II credit facility. At May 31, 1999, no amounts were outstanding under the CCC-II credit facility.

The agreement expires on August 31, 2004 and provides for mandatory principal repayments, among other possible reductions, in the following percentages:


                          Last day                  Last day                Last day                Last day
Year                     of February                 of May                 of August              of November
----                     -----------                 -------                ---------              -----------
1999                          --                       --                     --                      2.50%
2000                        2.50%                    2.50%                   2.50%                    5.00%
2001                        5.00%                    5.00%                   5.00%                    5.00%
2002                        5.00%                    5.00%                   5.00%                    6.25%
2003                        6.25%                    6.25%                   6.25%                    6.25%
2004                        6.25%                    6.25%                   6.25%                      --


(c) On August 21, 1992, the Company issued Senior Notes Due 2000 ("9 1/2% Notes") in the principal amount of $150,000 which mature on August 15, 2000. The 9 1/2% Notes bear interest at 9 1/2% payable semiannually on February 15 and August 15 of each year commencing February 15, 1993. At May 31, 1999 and 1998 the 9 1/2% Notes were trading at 105.14% and 105% of par or $157,710 and $157,500, respectively.

(d) On February 13, 1992, the Company issued Senior Notes Due 2002 ("the 9 3/4% Notes") in the principal amount of $200,000 which mature on February 15, 2002. The notes bear interest at 9 3/4% payable semiannually on February 15 and August 15 of each year commencing August 15, 1992. At May 31, 1999 and 1998, the 9 3/4% Notes were trading at 107.56% and 107% of par or $215,120 and $214,000, respectively.

(e) On April 1, 1993, the Company issued Zero Coupon Senior Discount Notes Due 2003 ("the Discount Notes") in the discounted amount of $183,678 yielding 8.875% annually to maturity. The Discount Notes mature on March 15, 2003 at $444,000. There will be no periodic payments of interest on the Discount Notes, and they may not be redeemed prior to maturity. During the years ended May 31, 1999 and 1998, approximately $26,748 and $24,489 of interest, respectively was amortized in the consolidated financial statements. At May 31, 1999 and 1998, the Notes were trading at 71.47% and 67% of par or $317,327 and $297,480 respectively. The accreted value of the Discount Notes at May 31, 1999 was $316,618.

(f) On March 6, 1995, the Company issued unsecured Senior Notes due 2005 ("the 9 1/2% Notes") in the principal amount of $250,000 which mature March 1, 2005. The Notes bear interest at 9 1/2% payable semi-annually on March 1 and September 1 of each year commencing September 1, 1995. At May 31, 1999 and 1998, the Notes were trading at 106.66% and 106.75% of par or $266,650 and $266,875,
respectively.

(g) On January 17, 1997, the Company issued Senior Notes Due 2007 ("8 7/8% Notes") in the principal amount of $250,000 which mature on January 15, 2007. The 8 7/8% Notes bear interest at 8 7/8% payable semiannually on January 15 and July 15. At May 31, 1999 and 1998 the Notes were trading at 101.14% and 104.25% of par or $252,850 and $260,625, respectively.

The net proceeds received by the Company from the sale of the 8 7/8% Notes, of approximately $244,607, were used to temporarily repay a portion of the long-term debt outstanding under two credit agreements executed by subsidiaries of the Company. The net proceeds were used to retire $204,000 aggregate principal amount of 11 7/8% Senior Subordinated Debentures due 2003 issued by the Company in October 1991 (the "11 7/8% Debentures). The 11 7/8% Debentures were called by the Company on April 15, 1997 at a redemption price of 105% of the principal amount thereof. Accordingly, the amount required to retire the 11 7/8% Debentures at such time was $214,200 plus accrued interest of $12,113. The effect of the redemption resulted in an extraordinary loss on early retirement of debt in fiscal 1997 of approximately $7,582, net of income taxes of $5,379, reflecting the call premium and write-off of deferred financing costs. The balance of the net proceeds was used by the Company for general corporate purposes, including but not limited to the financing of capital expenditures, investments, purchases of the Company's securities and acquisitions.

On April 4, 1997, the Company filed a registration statement with the SEC relating to the shelf registration of $500,000 of the Company's debt securities, augmenting the remaining $2,000 available under the July 1994 registration statement. The registration became effective July 15, 1997.

(h) On September 29, 1997, the Company issued 8 3/4% Senior Notes due 2007 (the "8 3/4% Notes") in the principal amount of $225,000, which mature on October 1, 2007. The 8 3/4% Notes bear interest at 8 3/4% payable semiannually on April 1 and October 1 of each year commencing April 1, 1998. At May 31, 1999 and 1998 the 8 3/4% Notes were trading at 101.125% and 103.75% of par or $227,531 and $233,438.

(i) On November 13, 1997, the Company issued 8 3/8% Senior Notes due 2017 (the "8 3/8% Notes") in the principal amount of $100,000, which mature on November 15, 2017. The 8 3/8% Notes bear interest at 8 3/8% payable semiannually on May 15 and November 15 of each year commencing May 15, 1998. At May 31, 1999 and 1998, the 8 3/8% Notes were trading at 99.50% and 99.44% of par or $99,500 and $99,440.

(j) On December 10, 1997, the Company issued 8 3/8% Senior Notes due 2007 (the "Senior Notes due 2007") in the principal amount of $100,000, which mature on December 15, 2007. The Senior Notes due 2007 bear interest at 8 3/8% payable semiannually on June 15 and December 15 of each year commencing June 15, 1998. At May 31, 1999 and 1998, the Senior Notes due 2007 were trading at 101.125% and 101.5% of par or $101,125 and $101,500.

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

The net proceeds received by the Company from the sale of the Senior Discount Notes were approximately $246,106. The Company used $96,000 of the net proceeds from the sale of the Senior Discount Notes to temporarily repay portions of the long-term debt outstanding under both the CCC-I and CCC-II credit agreements. The remainder of the net proceeds have been and continue to be used for capital expenditures, operations, acquisitions and other investments. Further borrowings may be made under the CCC-I and CCC-II Credit Agreements until August 31, 1999 for general corporate purposes, including, but not limited to, the financing of capital expenditures, investments, purchases of the Company's securities and acquisitions.

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

During the years ended May 31, 1999 and 1998, approximately $23,890 and $8,473, respectively of interest was amortized in the consolidated financial statements related to the Senior Discount Notes, Series B. At May 31, 1999 and 1998, the Senior Discount Notes, Series B were trading at 45.19% and 44% of par or $273,400 and $266,200.

On January 7, 1998, the Company filed a shelf registration statement with the SEC for $500,000 of the Company's debt securities, augmenting the remaining $77,000 under the shelf registration statement filed on April 4, 1997. The registration statement became effective on January 28, 1998. The debt securities may be issued from time to time, in series, on terms to be specified in one or more prospective supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of May 31, 1999, there was $577,000 available for issuance under this shelf registration.

The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity.

(l) On December 31, 1992, Century-ML Cable Corporation ("CML") and Century/ML Cable Venture ("CCV"), subsidiaries of the Company through which the Company owns a 50% interest in cable television systems in Puerto Rico, entered into separate note agreements (the "Note Agreements") with a group of institutional lenders providing for the issuance by CML of $100,000 aggregate principal amount of its 10-year 9.47% Senior Secured Notes Due 2002. Interest on the Notes is payable semiannually and principal will be payable in installments of 20% of the original principal amount beginning on September 30, 1998, with final maturity at September 30, 2002. The Notes are subject to various other prepayment provisions, including prepayment with premium at the option of CML at any time prior to their expressed maturity and prepayment with premium at the option of the holders thereof upon the occurrence of certain events involving changes in control of CML and CCV. The Notes are entitled to the benefits of certain security agreements and guarantees, including a guaranty by CCV of the payment of all principal of, premium, if any, and interest on the notes. The notes are secured by substantially all of the assets of CCV. The estimated fair value of the notes at May 31, 1999 was approximately $84,905.

(m) On July 31, 1995, a subsidiary of the Company, Century Venture Corp. ("CVC") entered into a three year, $80,000 revolving credit facility which converts to a five year term loan. The proceeds of the facility were used by CVC to repay existing indebtedness of CVC and will be used for working capital and general corporate purposes. The repayment by CVC of its existing indebtedness discharged all of CVC's obligations under its then-existing credit agreement and, as a result, such agreement was terminated. The interest rates payable on borrowings under the new credit facility are based on, at the election of CVC, (a) "C/D Base Rate" plus an applicable margin, as defined or (b)"Eurodollar Base Rate" plus an applicable margin as defined or (c) "ABR" rate as defined. At May 31, 1999, $47,000 was outstanding under the CVC credit facility. The estimated fair value of the CVC credit facility approximates its carrying value at May 31, 1999.

The agreement expires on February 28, 2004 and provides for a reduction in the aggregate commitment, among other possible reductions, in the following amounts:


                             Last day                     Last day                 Last day                  Last day
Year                       of February                     of May                  of August                of November
----                       -----------                     ------                  ---------                -----------
1998                          $  --                        $   --                   $1,875                     $1,875
1999                           1,875                        1,875                    2,500                      2,500
2000                           2,500                        2,500                    3,125                      3,125
2001                           3,125                        3,125                    3,750                      3,750
2002                           3,750                        3,750                    3,750                      3,750
2003                           3,750                        3,750                    6,667                      6,667
2004                           6,666                           --                       --                         --


(n) On April 15, 1997, Citizens Century Cable Television Venture ("CCCTV") entered into an agreement for the provision of a three-year, $200,000 revolving credit facility with Bank of America and Societe General, which converts into a five-year term loan. The facility is secured by the assets of CCCTV. The loan is non-recourse to both Citizens and the Company. Borrowings under the facility are to be repaid in semi-annual installments commencing June 30, 2000 and expiring on March 31, 2005. The agreement provides for mandatory principal repayments, among other possible reductions, in the following percentages:


                                  Last Day of              Last day of              Last day of              Last day of
           Year                      March                    June                   September                December
           ----                      -----                   ------                  ---------                --------
           2000                        --                     2.33%                    2.33%                    2.33%
           2001                      4.00%                    4.00%                    4.00%                    4.00%
           2002                      5.00%                    5.00%                    5.00%                    5.00%
           2003                      5.25%                    5.25%                    5.25%                    5.25%
           2004                      7.13%                    7.13%                    7.13%                    7.13%
           2005                      7.50%                      --                       --                       --


The facility requires mandatory prepayments of principal refinancing under certain circumstances (as specified in the agreement). Borrowings under the facility bear interest, at the option of CCCTV, at either the base rate or the Eurodollar rate, plus the applicable margin (as defined in the agreement). The principal use of proceeds will be to fund acquisitions as well as general corporate purposes. As of May 31, 1999 $42,000 was outstanding under the facility. The estimated fair value of the CCCTV credit facility approximates its carrying value at May 31, 1999.

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

The Company entered into a five-year interest rate hedge agreement during October 1997 in relation to certain of its fixed rate debt. The hedge agreement is structured such that the Company pays a variable rate of interest based on the higher of the U.S.D. six (6) month LIBOR or the U.S.D. six (6) month LIBOR set in arrears and receives a fixed rate of interest of 6.695% based on a notional amount of $35,000. Subject to the terms of the hedge agreement, if the six month LIBOR is set at or below 4.75% at the beginning of any period, the hedge agreement would terminate for that period alone and the Company would receive a 50 basis points subsidy for that period alone. The net gain or loss, which has not been material, is included in interest expense in the accompanying 1999 and 1998 consolidated statement of operations and interest paid in the 1999 and 1998 consolidated statement of cash flows. At May 31, 1999, the estimated fair value of the hedge agreement represents an asset of approximately $40.

The aggregate annual principal payments related to continuing operations for the next five years and thereafter are summarized as follows (amounts in thousands):


       2000                         $    20,050
       2001                             174,620
       2002                             239,140
       2003                             487,505
       2004                              29,607
       2005                           1,542,128
                                    -----------
                                      2,493,050
Less: unamortized discount             (450,360)
                                    -----------
                                    $ 2,042,690
                                    ===========


At May 31, 1999, the Company and its subsidiaries were in compliance with all covenants of the above noted agreements.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Leases

At May 31, 1999, the Company's approximate annual lease obligations and expenses (under operating leases) were as follows:


          Pole rentals                                  $3,377
          Vehicles and equipment                           649
          Antenna site and property access                 507
          Warehouse, studio and office                   4,260                                                        ------
                                                        ------
                                                        $8,793
                                                        ======


The above leases are substantially all short-term or cancelable by either party upon notice.

Letters of Credit

The Company is a party to several available letters of credit totaling $8,148. No payments have been made under these agreements.

Cable Modem Services

The Company is presently in the initial deployment stage of high-speed cable modem services. On May 1, 1998, the Company entered into an agreement with @Home Network ("@Home"), a provider of high-speed internet services via cable infrastructure, to deliver high-speed internet services in certain of the Company's markets covering approximately 1,315,000 homes passed. The agreement has a term of six years and contains mutual exclusivity provisions relating to the provision of high-speed internet services in certain of the Company's systems covering the same approximately 1,315,000 homes passed. In connection with the agreement, the Company has received a warrant to purchase 5,260,000 shares of @Home's Series A Common Stock at an exercise price equal to $5.25 per share, subject to adjustment. The warrant becomes exercisable on a schedule based upon and subject to the commercial deployment (as defined) of the @Home services by the Company, which must be certified by the Company and @Home on or after March 31 of each year during the term of the warrant for the 12 month period ending March 31. As of both March 31, 1999 and May 31, 1999 no portion of the warrant had become exercisable, therefore no asset has been recorded. From March 31, 1999 through May 31, 1999, the Company has passed approximately 110,000 homes or 8.4% of the commercial deployment specified in the Agreement. As of May 31, 1999, the closing price of the @Home Series A Common Stock on the Nasdaq National Market (adjusted for stock splits) was $63 3/8 per share.

Litigation

The Company and its subsidiaries are involved in litigation and regulatory matters which involve certain claims which arise in the normal course of business, none of which individually, or in the aggregate, in the opinion of management, is expected to have a materially adverse effect on the Company's consolidated financial position or results of operations.

Merger Related Costs

The Company has employment agreements with four executive officers including Dr. Leonard Tow, Chairman and Chief Executive Officer of the Company. The terms of these employment agreements expire on June 30, 2003, except that Dr. Tow's agreement continues for an additional five-year advisory period. Each of these employment agreements is terminable by the executive officer upon a "change of control" or a "threatened change of control" of the Company. One of the events that is considered to be a threatened change of control under each employment agreement is the acquisition by any person of securities of the Company such that the person files or is required to make a filing pursuant to Regulation 13D under the Securities Exchange Act of 1934, as amended. Such an event has occurred and, therefore, for purposes of these employment agreements, a "threatened change of control" has occurred. Subsequent to May 31, 1999, each of these executive officers has exercised his right to terminate his employment agreement but has agreed to continue working for the Company through the closing of the Merger.

Pursuant to the employment agreement, upon such termination, each executive officer is entitled to receive his base salary through the end of the term of his employment agreement, an annual cash bonus for the remainder of the term equal to his most recently awarded cash bonus, continuation of medical, dental, life and disability insurance for the remainder of the term on the same basis as provided while the agreement was in effect and the use of office space for one year. In addition, upon termination, all of his Company stock options vest and become exercisable and the restrictions on all of his shares of restricted stock of the Company lapse. The total cost to the Company of the termination of the executive employment agreements (excluding the impact of stock options and tax reimbursements related thereto, which will vary depending upon the price of the stock, timing of the exercise of the options, and certain elections available to each officer with respect to the receipt of Merger consideration) is currently estimated to be approximately $150,000. Substantially all of these costs will be recorded by the Company during the first quarter of fiscal 2000.

Additionally, the Company will incur certain employee severance related costs related to the Merger and the continuance of the employment of key personnel through the completion of the Merger. The total cost to the Company of these employee severance related costs will be approximately $11,000. These costs will be recorded by the Company upon completion of the Merger.

The Company also incurred incremental legal, consulting and compensation costs of $7,922 through May 31, 1999 in connection with its proposed Merger.

NOTE 10.  COMMON STOCKHOLDERS' DEFICIENCY

Common Stock

The voting rights with respect to the two classes of Common Stock are as follows: Class A shares entitle the holder to one vote per share, Class B shares entitle the holder to ten votes per share. Shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis upon transfer from the current Class B stockholders. The Company is restricted from paying cash dividends on its common stock by its credit agreements (Note 8).

Treasury Stock

During fiscal 1998 and 1997, the Company purchased 1,959,000 and 171,500 shares, respectively, of the Company's Class A Common Stock in the open market. These shares were accounted for as treasury shares in the respective fiscal years. During the year ended May 31, 1999, the Company did not purchase any shares in the open market pursuant to these authorizations.

The following table presents changes in the Company's stockholders' deficiency for the years ended May 31, 1999, 1998 and 1997.

                                          Common Stock
                             ---------------------------------------
                                     Class A            Class B      Additional                             Total     Comprehensive
                             -----------------   --------------------  Paid-in  Accumulated              Stockholders'    Income
                               Shares   Dollar     Shares     Dollars  Capital    Deficit      Other      Deficiency      (Loss)
                             ---------- ------   --------     -------  ------    ----------   --------    ----------     ---------
Balance at June 1, 1996      59,946,280   $599   45,406,115    $454   $178,427   $(507,168)   $(120,325)  $(448,013)

Shares issued in connection
  with employee incentive
  plans                         711,490      7       25,000              4,294                     (346)      3,955

Class A shares purchased
  by the Company                                                                                 (2,359)     (2,359)

Class B shares converted to
  Class A shares                305,000      3     (305,000)     (3)                                             --

Class A shares issued in
  connection with
  acquisitions                1,732,357     18                             (18)                                  --

Subsidiary preferred stock
  dividends                                                             (4,850)                              (4,850)

Foreign currency translation
  adjustment                                                                                        462         462        $   462

Change in unrealized
  appreciation of marketable
  securities                                                                                     (7,950)     (7,950)        (7,950)

Income tax benefit-subsidiary
stock options exercised                                                  1,987                                1,987

Net loss                                                                          (141,875)                (141,875)      (141,875)

                             ----------   ----   ----------   ----   --------    ---------     ---------   ---------     ---------
Balance at May 31, 1997      62,695,127   $627   45,126,115   $451   $179,840    $(649,043)    $(130,518)  $(598,643)    $(149,363)
                                                                                                                         =========
Share issued in connection
  with employee incentive
  plans                         589,761      6                           4,278                       255       4,539

Class A Shares purchased by
  the Company                                                                                    (12,576)    (12,576)

Class B shares converted to
  Class A shares              2,400,000     24   (2,400,000)    (24)                                              --

Subsidiary preferred stock
  dividends                                                             (5,225)                               (5,225)

Change in unrealized
  appreciation of marketable
  securities                                                                                       7,333       7,333     $   7,333

Foreign currency translation
  transferred to discontinued
  operations                                                                                         291         291           291

Net loss                                                                           (120,971)                (120,971)     (120,971)
                             ----------   ----   ----------   -----   --------   ---------     ---------   ---------     ---------
Balance at May 31, 1998      65,684,888   $657   42,726,115    $427    $178,893   $(770,014)   $(135,215)  $(725,252)    $(113,347)
                                                                                                                         =========

Share issued in connection
  with employee incentive
  plans                       1,118,391     11       25,000              12,341                   (3,790)      8,562

Class A Shares purchased by
  the Company from employees                                                                      (1,505)     (1,505)

Class B shares converted to
  Class A shares                429,056      4     (429,056)     (4)                                              --

Change in unrealized
  appreciation of marketable
  securities                                                                                      (3,308)     (3,308)    $  (3,308)

Net income                                                                         256,184                   256,184       256,184
                             ----------   ----   ----------   -----   --------   ---------     ---------   ---------     --------
Balance at May 31, 1999      67,232,335   $672   42,322,059    $423   $191,234   $(513,830)    $(143,818)  $(465,319)    $ 252,876
                             ==========   ====   ==========    ====   ========   =========     =========   =========     =========

                                                                              May 31,
                                                            ------------------------------------------
                                                               1999             1998          1997
                                                               ----             ----          ----
Other stockholders' deficiency items:

Treasury stock                                               $(154,202)      $(152,697)      $(140,121)
Unrealized appreciation of marketable
   securities                                                   16,888          20,196          12,863
Foreign currency translation adjustment                           --              --              (291)
Unearned compensation on restricted stock                       (6,504)         (2,714)         (2,969)
                                                             ---------       ---------       ---------
                                                             $(143,818)      $(135,215)      $(130,518)
                                                             ==========      =========       =========


Accumulated other comprehensive income:

Accumulated other comprehensive income - beginning of year   $  20,196       $  12,572         $20,060
Foreign currency translation adjustment                           --               291             462
Change in unrealized appreciation of
   marketable securities                                        (3,308)          7,333          (7,950)
                                                             ---------       ---------       ---------
Accumulated other comprehensive income - end of year         $  16,888       $  20,196         $12,572
                                                             =========       =========       =========

                                      F-25

NOTE 11.  INCOME TAXES

The Company and its consolidated subsidiaries, except for Century Venture Corporation and Subsidiaries, Century-ML Cable Venture and Subsidiary and Citizens Century Cable Television Venture (collectively the "Unconsolidated Tax Group"), file a consolidated federal income tax return. The Company sold Centennial and the Company's Australian Operations during the fiscal year ended May 31, 1999 and as a result, Centennial and ECT are no longer part of the Unconsolidated Tax Group. The sale of these discontinued segments resulted in a pre-tax gain of approximately $340,000. Consequently the Company was able to recognize a tax benefit of $13,453 during the year ended May 31, 1999 for the losses incurred from continuing operations during fiscal 1999.

The provisions (benefits) from continuing and discontinued operations for income taxes are summarized as follows:

                                        Year Ended May 31,
                                   --------------------------------
                                     1999         1998       1997
                                     ----         ----       ----
        Current                    $ 12,165    $  7,984    $  7,486
        Deferred                        121     (22,205)    (38,144)
                                   --------    --------    --------
                                   $ 12,286    $(14,221)   $(30,658)
                                   ========    ========    ========


Income tax expense (benefit) is included in the Company's consolidated financial statements as follows:

                                           Year Ended May 31,
                                   ---------------------------------
                                     1999         1998         1997
                                     ----         ----         ----

        Continuing operations      $(13,453)    $   (624)   $(23,363)
        Discontinued operations      25,739      (13,597)     (7,295)
                                   --------     --------    --------
                                   $ 12,286     $(14,221)   $(30,658)
                                   ========     ========    ========


Deferred income taxes result primarily from nondeductible depreciation and amortization resulting from book and tax basis differences of certain acquired subsidiaries.

The effective income tax rate of the Company's continuing operations differs from the statutory rate as a result of the effect of the following items:

                                                                 Year Ended May 31,
                                                         ---------------------------------
                                                            1999         1998        1997
                                                            ----         ----        ----
Computed tax benefit at federal statutory rate
     on loss from continuing
     operations before income taxes and
     minority interest                                     $(20,347)   $(23,383)   $(24,586)
Computed tax benefit of
     Unconsolidated Tax Group                                (8,761)     (7,006)     (3,600)
Recognized tax benefit of
     Unconsolidated Tax Group                                 9,197       2,014       2,155
Nondeductible amortization
     resulting from acquired
     subsidiaries                                             1,192       1,192       1,131
Non-deductible compensation
     and Merger costs                                         4,658          --          --
State and local income taxes,
     net of federal income tax
     effect                                                  (1,434)     (4,622)     (3,782)
Tax benefits related to net operating,
     capital loss and tax credit carryforwards
     not recognized and changes in
     valuation allowance                                      1,971      30,998       5,284
Other                                                            71         183          35
                                                           --------    --------    --------
                                                           $(13,453)   $   (624)   $(23,363)
                                                           ========    ========    ========



Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and (liabilities) are as follows:

                                                Year Ended May 31,
                                              ---------------------
                                                 1999        1998
                                                 ----        ----
Deferred Tax Assets:
Tax loss and credit carryforward              $ 184,099    $ 224,083

Basis difference in investments                    --         64,447
Valuation allowance                             (89,584)    (193,626)
                                              ---------    ---------
                                              $  94,515    $  94,904
                                              =========    =========
Deferred Tax Liabilities:

Amortization of intangible assets             $  30,210    $  32,099
Depreciation of fixed assets                     69,596       67,975
                                              ---------    ---------
                                              $  99,806    $ 100,074
                                              =========    =========

Net deferred tax liabilities                  $   5,291    $   5,170
                                              =========    =========

The Company and its subsidiaries, except for the Unconsolidated Tax Group, have an investment tax credit carryover (after the 35% reduction mandated by TRA 86) for federal income tax purposes of approximately $9,353 and net operating loss carryforwards for federal income tax purposes of approximately $439,041 expiring through 2002 and 2013, respectively.

Century Venture Corporation and Subsidiaries have an investment tax credit carryover of approximately $873 and net operating loss carryforwards of approximately $5,500 which will expire through 2002 and 2008, respectively.

The operations of Century ML Cable Venture and Subsidiary are subject to Puerto Rico income taxes.

NOTE 12.  JOINT VENTURES

The combined operations and certain other information related to the 50% indirectly owned Century Venture Corp. and Subsidiaries, Century-ML Cable Venture and Subsidiary and Citizens Century Cable Television Venture included in the consolidated financial statements of the Company are as follows:

                                                                  Year Ended May 31,
                                                              ------------------------
                                                                 1999            1998
                                                                 ----            ----
Combined Statement of Operations Data

Revenues                                                      $ 132,365       $ 122,543
Costs and expenses:
         Costs of services                                       40,051          34,781
         Selling, general and administrative                     21,327          21,272
         Depreciation and amortization                           35,874          30,638
                                                              ---------       ---------
                                                                 97,252          86,691
                                                              ---------       ---------

Operating Income                                                 35,113          35,852
                                                              ---------       ---------
Gain on sale of assets                                           (5,497)           --
Interest expense                                                 15,579          15,833
                                                              ---------       ---------
Income before taxes                                              25,031          20,019
Income tax provision                                              9,257           2,356
                                                              ---------       ---------
         Net Income                                           $  15,774       $  17,663
                                                              =========       =========

Combined Balance Sheet Data
Property, plant and equipment - net                           $ 142,221       $ 136,866
Total assets                                                    371,003         389,495
Long-term debt                                                  169,000         206,000
Total liabilities                                               221,675         255,940



The Company's joint venture partner, ML Media Partners, L.P. ("Media Partners") has the right to cause a sale of Century-ML Cable Venture and Subsidiary. If Media Partners proposes such a sale, the Company will have the right to purchase Media Partners' interest for the appraised fair market value of Media Partners' 50% interest in Century-ML Cable Venture and Subsidiary.

NOTE 13.  EMPLOYEE BENEFIT PLANS

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

As of May 31, 1999, approximately 174 employees were participating in the Option Plans.

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

The Company's Board of Directors may amend the Directors' Option Plan and amend the terms and conditions of any option granted under the Directors' Option Plan, except that the approval of the stockholders is necessary to increase the total number of shares which may be issued or transferred under the Directors' Option Plan and to change the minimum purchase price for shares subject to options.

Options granted under the Directors' Option Plan are nonqualified options not qualifying as incentive stock options under Section 422 of the Code. The option price that shares of the Company's Class A Common Stock may be purchased upon exercise of any option granted under the Directors' Option Plan, will be the fair market value of such shares on the last trading day prior to the date of the grant of such option. The Directors' Option Plan permits the exercise of options in cash, mature shares of Class A Common Stock valued at the fair market value on the date of purchase or a combination thereof. The maximum term of each option is five years and six months immediately succeeding the date of grant. Options granted under the Directors' Option Plan are not transferable by the holder other than by will or the laws of descent and distribution. Under the 1993 Directors' Option Plan, options to purchase 3,000 shares of Class A Common Stock were granted during each of the fiscal years ended May 31, 1999, 1998 and 1997 at an exercise price of $20.9375, $7.75 and $7.00 per share, respectively. As of May 31, 1999, 9,000 options were outstanding under the Directors' Option Plan, of which 2,400 were exercisable.

A summary of the status of the Company's stock options as of May 31, 1997, 1998 and 1999 and changes during the years then ended is presented below:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                            Number                 Price
                                            ------               ---------

   1997    Outstanding at June 1, 1996     2,646,514              $7.73
           Granted                         2,915,909               6.70
           Exercised                        (401,440)              5.46
           Canceled                       (1,703,933)              8.69
                                           ---------
           Outstanding at May 31, 1997     3,457,050               6.66
   1998    Granted                            10,000               6.44
           Exercised                        (340,836)              6.34
           Canceled                         (242,415)              6.66
                                           ---------
           Outstanding at May 31, 1998     2,883,799               6.70
   1999    Granted                           118,000              18.85
           Exercised                        (816,098)              6.39
           Canceled                          (59,003)              9.75
                                           ---------
           Outstanding at May 31, 1999     2,126,698               7.41
                                           =========


At the effective time of the Merger, there will be an acceleration of vesting under the Company's option plans. All unvested options under the option plans will become fully vested and exercisable upon the completion of the Merger. These options will then, like all other outstanding options, either be exercised or assumed by Adelphia, at the option of the holder. At May 31, 1999, there were 843,320 and 6,600 unvested options outstanding under the 1994 Option Plan and the Directors' Option Plan, respectively.

The number of the Company's options which were exercisable at May 31, 1999, 1998 and 1997 were 1,276,878, 1,598,650, and 1,566,966 respectively. The weighted average exercise prices of such options were $6.83, $6.62, and $6.55 at May 31, 1999, 1998 and 1997, respectively.

Of the Company's options granted during fiscal 1999, 1998 and 1997, 0, 0 and 1,175,072 options, respectively, had exercise prices that were at least equal to 110% of the fair market value of the Company's Class A Common Stock at the date of grant.

The following table summarizes information about the Company's options outstanding at May 31, 1999:


Range of               Number     Weighted Average     Weighted         Number         Weighted
Exercise             Outstanding      Remaining         Average       Exercisable       Average
Prices               at 5/31/99   Contractual Life   Exercise Price   at 5/31/99    Exercise Price
--------             -----------  ----------------   --------------   -----------   --------------
$ 4.00-$5.375           21,220       7.91 Years          $ 5.14            2,660         $ 4.99
$ 6.25-$8.6875       2,012,478       4.27 Years          $ 6.84        1,266,218         $ 6.79
$14.38                  40,000       8.92 Years          $14.38            8,000         $14.38
$20.94-$24.875          53,000       8.96 Years          $24.65                -              -
---------------      ---------       ----------          ------        ---------         ------
$  4.00-$24.875      2,126,698       4.51 Years          $ 7.41        1,276,878         $ 6.83
===============      =========       ==========          ======        ==========        ======


The estimated fair value of the Company's options granted during fiscal 1998 was immaterial.The fair value of options granted during fiscal 1999 and 1997 were $6.96 per share and $2.29 per share, respectively.

Employee Stock Purchase Plan

On December 5, 1985, the Company adopted the 1985 Employee Stock Purchase Plan. On October 26, 1994, the Board of Directors and shareholders approved an amendment to the Company's 1985 Employee Stock Purchase Plan (the "Amended Purchase Plan"). Under the Amended Purchase Plan, eligible employees (which generally includes all full-time employees of the Company) may subscribe for shares of Class A Common Stock at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock on the first day or last day of the purchase period, whichever is lower. Payment of the purchase price of the shares will be made in installments through payroll deductions, with no right of prepayment. The Company has reserved 1,125,767 shares of Class A Common Stock for issuance under the Amended Purchase Plan. The Amended Purchase Plan is administered by the Compensation Committee. As of May 31, 1999, 36,819 shares of Class A Common Stock were subscribed for under the Amended Purchase Plan.

Equity Incentive Plan

The Company's 1992 Equity Incentive Plan (the "Equity Plan") was adopted by the Board of Directors and approved by the stockholders on October 28, 1992 and amended on October 31, 1997. The plan permits the issuance of up to 1,613,945 shares of the Company's Class A Common Stock for high levels of performance and productivity by officers and other management employees of the Company. The Equity Plan is administered by the Company's Board of Directors. The plan authorizes the Board of Directors to grant stock based awards that include but are not limited to, restricted stock, performance shares and deferred stock. The Board of Directors determines the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant. These stock based awards vest over the options' respective vesting periods. Recipients are not required to provide consideration to the Company other than rendering service. Under SFAS 123, compensation cost is recognized over the vesting period of the shares granted based upon the market value of the restricted stock at the date of grant. The restricted stock awards are recorded at the market value of the Company's stock on the date of grant. Initially, the total market value of the restricted shares is treated as unearned compensation and is charged to expense over the options'respective vesting periods.

Generally, an employee will realize compensation taxable as ordinary income, and the Company will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of Class A Common Stock received by the employee.

During the years ended May 31, 1999, 1998 and 1997 the Company granted 270,000, 170,000 and 230,897 shares of restricted stock with weighted average fair values at the date of grant of $19.21, $6.87 and $8.07 per share, respectively. Through May 31, 1999, the Company had granted 1,238,027 shares of restricted stock to 20 officers and employees of the Company. As of May 31, 1999, 581,200 shares of restricted stock were outstanding and 375,918 shares were available for awards under the Equity Plan. Pursuant to the Merger Agreement, all restricted shares will become fully vested and will cease to be restricted upon the completion of the Merger. Restricted stock compensation charged to expense during the years ended May 31, 1999, 1998 and 1997 was $2,644, $896 and $1,168, respectively.

The Company also granted 25,000 shares of the Company's Class B Common Stock during the year ended May 31, 1998 with a fair value of $5.50 at the date of grant (based upon the fair value of the Company's Class A Common Stock on that date) to one executive of the Company. These shares are subject to substantially the same restrictions as set forth in the Equity Plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to their stock option, and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's Consolidated net income (loss) and Consolidated net income (loss) per common share for the years ended May 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                                                    1999           1998          1997
                                                                    ----           ----          ----
Consolidated net income (loss) applicable
  to common shares:
      As reported:
      Loss from continuing operations                             $(58,106)     $ (83,107)     $ (58,715)
      Loss from discontinued operations                               --          (43,089)       (80,428)
      Gain on sale of discontinued operations                      314,290           --             --
                                                                  --------      ---------      ---------
      Income (loss) before extraordinary item                      256,184       (126,196)      (139,143)
      Extraordinary item                                              --             --           (7,582)
                                                                  --------      ---------      ---------
      Net income (loss)                                           $256,184      $(126,196)     $(146,725)
                                                                  ========      =========      =========
      Pro forma:
      Loss from continuing operations                             $(59,764)     $ (84,540)     $ (59,424)
      Loss from discontinued operations                               --          (43,089)       (80,428)
      Gain on sale of discontinued operations                      314,290           --             --
                                                                  --------      ---------      ---------
      Income (loss) before extraordinary item                      254,526       (127,629)      (139,852)
      Extraordinary item                                              --             --           (7,582)
                                                                  --------      ---------      ---------
      Net income (loss)                                           $254,526      $(127,629)     $(147,434)
                                                                  ========      =========      =========
Consolidated net income (loss) per common share
 -basic & diluted:
      As reported:
      Loss from continuing operations                             $   (.77)     $   (1.11)     $    (.78)
      Loss from discontinued operations                               --             (.58)         (1.08)
      Gain on sale of discontinued operations                         4.18            --             --
                                                                  --------      ---------      ---------
      Income (loss) before extraordinary item                         3.41          (1.69)         (1.86)
      Extraordinary item                                              --              --            (.10)
                                                                  --------      ---------      ---------
      Net income (loss) per common share                          $   3.41      $   (1.69)     $   (1.96)
                                                                  ========      =========      =========
      Pro forma:
      Loss from continuing operations                             $   (.79)     $   (1.13)     $    (.79)
      Loss from discontinued operations                               --             (.58)         (1.08)
      Gain on sale of discontinued operations                         4.18            --             --
                                                                  --------      ---------      ---------
      Income (loss) before extraordinary item                         3.39          (1.71)         (1.87)
      Extraordinary item                                              --               --          (0.10)
                                                                  --------      ---------      ---------
      Net income (loss) per common share                          $   3.39      $   (1.71)     $   (1.97)
                                                                  ========      =========      =========


The fair values of options granted during fiscal 1999 and 1997 were estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used:

                                       MAY 31,                MAY 31,
                                        1999                   1997
                                       ------                 ------
Expected volatility                     46.12%                 40.82%
Risk free interest rate                  5.75%                     6%
Expected lives of option grants        3 Years                3 Years


Proforma compensation cost related to shares purchased under the Company's Employee Stock Purchase Plan is measured based on the discount from market value.

Incentive Award Plan

An Incentive Award Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by the stockholders of the Company on December 5, 1985. The Incentive Plan permits the grant of awards to key employees of the Company and its subsidiaries, which may include directors and officers, payable in cash or shares of Class A Common Stock. The Company has reserved 559,529 shares of Class A Common Stock for issuance under the Incentive Plan. The awards are payable in five to ten equal annual installments on January 1 of the succeeding years after the grant of the award, provided that the recipient is an employee on the installment payment date. The Incentive Plan is administered by the Compensation Committee, which selects the recipients of awards as well as the amount of such awards. The Board of Directors may amend the Incentive Plan. Awards granted under the Incentive Plan may not be transferred by the recipients and may be forfeited in the event of the recipient's termination of employment. At May 31, 1999, no grants were outstanding.

Stock Equivalent Plan

The Company's 1985 Stock Equivalent Plan (the "Equivalent Plan") was adopted by the Board of Directors and approved by the stockholders on December 5, 1985. The Equivalent Plan permits the grants of units of Class A Common Stock Equivalents ("units") to key employees of the Company and its subsidiaries, including officers and directors. The Equivalent Plan is administered by the Compensation Committee which selects the employees to be granted units, determines the number of units covered by each grant, determines the time or times when units will be granted and the conditions subject to which any amount may become payable with respect to the units, and prescribes the form of instruments evidencing units granted under the Plan. Payments for units may be made by the Company in cash or in mature shares of Class A Common Stock at the fair market value of the units on the date of payment. The Company has reserved 566,155 shares of Class A Common Stock for issuance under the Equivalent Plan. Under the terms of the Equivalent Plan, the total number of units included in all grants to any participant may not exceed 10% of the total number of units for which grants may be made under the Equivalent Plan. Units granted under the Equivalent Plan are not transferable by the holder other than by will or the laws of descent and distribution. As of May 31, 1999, no units have been granted under the Equivalent Plan.

Retirement Plans

Effective April 1, 1992, the Company adopted a 401(k) defined contribution retirement plan covering employees of its wholly-owned cable subsidiaries who are not covered by collective bargaining arrangements. Effective July 1, 1992, the Company adopted a similar 401(k) plan covering employees of its wholly-owned cable subsidiaries who are covered by collective bargaining agreements. If a participant decides to contribute, a portion of the contribution is matched by the Company. Total expense under the plans was approximately $1,473, $1,367 and $1,168, for the years ended May 31, 1999, 1998 and 1997, respectively.

NOTE 14.  REGULATORY MATTERS

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

On February 8, 1996, "The Telecommunications Act of 1996" ("the 1996 Act"), was signed into law. The new law alters federal, state and local laws and regulations regarding telecommunications providers and services, including the cable television industry. The 1996 Act deregulated (except for basic service) cable service rates on March 31, 1999.

NOTE 15.  STRATEGIC PARTNERSHIP

On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 243,400 primary basic subscribers in the area of southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 528,700 primary basic subscribers in the area of southern California, including approximately 94,400 primary basic subscribers to be acquired in an exchange of cable systems described below as well as approximately 19,000 primary basic subscribers related to the Company's pending acquisition of the cable television system serving Moreno Valley and Riverside, California (See Note 5). The Company will manage the newly combined cable systems and own approximately 69.5 percent of the Partnership. The cable systems contributed by each party will be valued based upon annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses. These values will be used in the process of determining the ownership percentages of the respective parties at the closing date of the transaction.

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

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in northern California for certain cable systems owned by TCI in southern California, allowing each of them to unify operations in existing service areas. TCI will exchange its East San Fernando Valley cable system serving approximately 94,400 primary basic subscribers for the Company's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), serving approximately 95,900 primary basic subscribers.

It is anticipated that the Partnership will be funded by approximately $900,000 of indebtedness. There is no assurance that such financing will be available to the Partnership or that the Partnership will be able to obtain such financing on terms favorable to the Partnership.

The closing of the foregoing transactions is subject to, among other things, each party obtaining the required consents and all appropriate regulatory and other approvals, including from the Federal Communications Commission and local franchising authorities and under the HSR Act. On February 18, 1999, the waiting period under the HSR Act for the Partnership Transaction terminated. In connection with the Partnership Transaction, the Company has completed filing the material applications seeking transfer of the Company's applicable franchise licenses with the FCC and local franchising authorities. There is no assurance that the Company will obtain such approvals or that such transactions will be consummated.

NOTE 16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                   Three months ended
                                              ----------------------------------------------------------------
                                                August 31,      November 30,      February 28,       May 31,
                                                   1996             1996              1997             1997
                                              -------------     ------------      ------------       --------
Revenues                                      $   112,728       $   115,172       $   113,542       $ 118,204
Operating income (loss)                            24,648            22,668            24,332          16,195
Loss from continuing operations                   (10,004)           (8,698)          (13,963)        (21,200)
Loss from discontinued operations                 (51,208)           (8,559)           (9,405)        (11,256)
Loss from extraordinary item                            -                 -                 -          (7,582)
Net loss                                          (61,212)          (17,257)          (23,368)        (40,038)
Loss from continuing operations
   per common share - basic                          (.15)             (.13)             (.20)           (.30)
Loss from discontinued operations
   per common share - basic                          (.69)             (.12)             (.13)           (.14)
Loss from extraordinary item
   per common share - basic                             -                 -                 -            (.10)
Net loss per common share - basic(1)                 (.84)             (.25)             (.33)           (.54)

                                                                   Three months ended
                                              ----------------------------------------------------------------
                                                August 31,      November 30,      February 28,       May 31,
                                                   1997             1997              1998             1998
                                              -------------     ------------      ------------       --------
Revenues                                      $   119,564       $   121,322       $   120,725       $ 123,125
Operating income                                   24,589            24,193            24,941          30,745
Loss from continuing operations                   (15,376)          (19,784)          (22,266)        (20,456)
Loss from discontinued operations                  (9,193)          (23,828)           (6,852)         (3,216)
Net loss                                          (24,569)          (43,612)          (29,118)        (23,672)
Loss from continuing operations
   per common share - basic                          (.22)             (.28)             (.32)           (.29)
Loss from discontinued operations
   per common share - basic                          (.12)             (.32)             (.09)           (.05)
Net loss per common share - basic(1)                 (.34)             (.60)             (.41)           (.34)

                                                                  Three months ended
                                              ----------------------------------------------------------------
                                                August 31,      November 30,      February 28,       May 31,
                                                   1998             1998              1999             1999
                                              -------------     ------------      ------------       --------
Revenues                                      $   126,716     $     129,732     $     131,278     $   131,858
Operating income                                   30,826            28,981            29,075          37,234
Income (loss) from continuing operations          (20,838)          (25,125)            5,971         (18,114)
Gain on sale of discontinued operations                 -                 -           312,142           2,148
Net income (loss)                                 (20,838)          (25,125)          318,113         (15,966)
Income (loss) from continuing operations
   per common share - basic                          (.28)             (.33)              .08            (.24)
                    - diluted                        (.28)             (.33)              .08            (.24)
Gain on sale of discontinued operations
   per common share - basic                             -                 -              4.15             .03
                    - diluted                           -                 -              4.08             .03
Net income (loss) per common share - basic(1)        (.28)             (.33)             4.23            (.21)
                                   - diluted(1)      (.28)             (.33)             4.16            (.21)





(1) See Note 1 Loss per common share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 1999.

                                    CENTURY COMMUNICATIONS CORP.

                                    By:  /s/ Leonard Tow
                                         ----------------------------------
                                         LEONARD TOW
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1999 has been signed below by the following persons in the capacities indicated on the 6th day of August, 1999.

/s/ Leonard Tow                                 Chief Executive Officer (principal executive
----------------------------------              officer), Chairman and Director
LEONARD TOW

/s/ Scott N. Schneider                          Senior Vice President, Chief Financial
----------------------------------              Officer, Treasurer (principal financial
SCOTT N. SCHNEIDER                              officer and principal accounting
                                                officer) and Director

/s/ Bernard P. Gallagher                        President and Chief Operating Officer
----------------------------------              and Director
BERNARD P. GALLAGHER

/s/ William Kraus                               Director
----------------------------------
WILLIAM KRAUS

/s/ Claire Tow                                  Director
----------------------------------
CLAIRE TOW

/s/ David Z. Rosensweig                         Director
----------------------------------
DAVID Z. ROSENSWEIG

/s/ John P. Cole, Jr.                           Director
----------------------------------
JOHN P. COLE, Jr.

/s/ Michael G. Harris                           Director
----------------------------------
MICHAEL G. HARRIS

/s/ David R. Miller                             Director
----------------------------------
DAVID R. MILLER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    EXHIBIT

2.1         Press Release dated March 5, 1999 (filed as Exhibit 99.01 to the
            Company's Current Report on Form 8-K, dated March 5, 1999 and incorporated herein by reference).

'D'2.2 Agreement and Plan of Merger, dated as of March 5, 1999, by and among the Company, Adelphia Communications Corporation and Adelphia
            Acquisition Subsidiary, Inc. as amended by the First Amendment to the Agreement and Plan of Merger, dated as of July 12, 1999 and the Second Amendment to the Agreement and Plan of Merger, dated as of July 29, 1999.

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

'D'4.13 Eighth Supplemental Indenture dated as of December 10, 1997 between the Company and First Trust of California, National Association, as
            Trustee.

4.14 Indenture, dated as of January 15, 1998 between the Company and First Trust of California, National Association, as Trustee (filed as Exhibit 4 to the Company's Registration Statement on Form S-4
            (File No. 333-47161) under the Securities Act of 1933, as amended
            (the "1998 Form S-4"); said 1998 Form S-4 having been filed with the
            Commission on March 2, 1998 and incorporated herein by reference).

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

*10.42 Extension Agreement to Employment Agreement dated September 10, 1997 between the Company and Daniel E. Gold (filed as Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference).

*10.43      Employment Agreement, dated as of January 1, 1997, between the
            Company and Bernard P. Gallagher (filed as Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference).

*10.44      Modification Agreement, dated as of June 1, 1998, between the
            Company and Scott N. Schneider (filed as Exhibit 10.44 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1998 and incorporated by reference).

*10.45      Modification Agreement, dated as of June 1, 1998, between the
            Company and Bernard P. Gallagher (filed as Exhibit 10.45 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1998 and incorporated by reference).

*10.46      Modification Agreement, dated as of June 1, 1998, between the
            Company and Michael G. Harris (filed as Exhibit 10.46 to the
            Company's Annual Report on Form 10-K for the fiscal year ended May
            31, 1998 and incorporated by reference).

*10.47      Modification Agreement, dated as of June 1, 1998, between the
            Company and Frank Tow (filed as Exhibit 10.47 to the Company's
            Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference).

*10.48 Employment Agreement, dated as of July 1, 1997, between the Company and Leonard Tow (filed as Exhibit 10.48 to the Company's Annual
            Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference).

10.49       Agreement and Plan of Merger, dated as of July 2, 1998, between
            Centennial Cellular Corp. and CCW Acquisition Corp (filed as Exhibit
            10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference).

10.50       Stockholder Agreement, dated as of July 2, 1998, between CCW
            Acquisition Corp. and Century Communications Corp (filed as Exhibit
            10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference).

'D'11       Computation of income (loss) per common share.

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

----------------------------

* Constitutes a management contract or compensatory plan or arrangement. 'D' Filed herewith.

                            STATEMENT OF DIFFERENCES

     The dagger symbol shall be expressed as ...........................'D'

     The section symbol shall be expressed as .........................'SS'