Form 10-K405/A
period 1999-05-31
CENTURY COMMUNICATIONS CORP
filed 1999-09-23
CIK 785080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1

(Mark One)
|X|                              AMENDMENT NO. 1
                     TO ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1999
                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       As of August 31, 1999, there were 33,701,226 shares of Class A Common Stock outstanding and 42,322,059 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on August 31, 1999 of $46.625 per share, was $1,518,061,557.

================================================================================

                                EXPLANATORY NOTE

       This Form 10-K/A1 is being filed by Century Communications Corp., a New Jersey corporation (the "Company"), as an amendment to its Annual Report on Form 10-K for the fiscal year ending May 31, 1999, (i) to include Items 10-13 of Part III, (ii) to include an additional exhibit in Item 14 of Part IV and (iii) to include revised financial statements in Item 14 of Part IV to reflect the addition of Note 17 thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the Directors of the Company who have been elected to serve until the 1999 Annual Meeting of Shareholders and until their successors are elected and qualified. Also set forth below is certain information, as of August 31, 1999, with respect to the beneficial ownership of Shares of Class A Common Stock or Class B Common Stock by each such Director.

On March 5, 1999, the Company and Adelphia Communications Corporation ("Adelphia") jointly announced the signing of a definitive agreement (the "Merger Agreement") for the merger ("Merger") of the Company with and into a newly formed direct, wholly-owned subsidiary of Adelphia (the "Merger Sub"). The Merger Sub will be the surviving corporation in the Merger. Upon the consummation of the Merger, the Merger Sub's directors will be those persons designated by the Merger Sub. For further discussion of the Merger and the Merger Agreement, see Item 1. "Business".

                                             PRINCIPAL OCCUPATION,
        DIRECTOR, AGE, YEAR                OTHER BUSINESS EXPERIENCE                NUMBER OF SHARES               PERCENT
     FIRST BECAME DIRECTOR(1)             AND OTHER DIRECTORSHIPS(20)             BENEFICIALLY OWNED(6)           OF CLASS
     -----------------------              ---------------------------             ---------------------           --------
John P. Cole, Jr................     Mr. Cole is a member of the                  Class A: 58,527(7)                  *
   Age: 69                           Washington, D.C. law firm of Cole
   Director since 1997               Raywid & Braverman which serves as a
                                     regulatory counsel to the Company.

Bernard P. Gallagher............     Mr. Gallagher has been the President         Class A: 149,218(8)                 *
   Age: 52                           and Chief Operating Officer of the
   Director since 1990               Company since October 1989. He was
                                     Chairman of the Board and Chief Executive
                                     Officer of Centennial Cellular Corp., a
                                     Company engaged in the cellular telephone
                                     and PCS business ("Centennial") from August
                                     1991 to January 7, 1999, and director of
                                     Centennial from March 1991 to January 7,
                                     1999. From February 1990 to August 1991,
                                     Mr. Gallagher was President and Chief
                                     Operating Officer of Centennial. From 1979
                                     to October 1989, he served in various
                                     financial and executive capacities at
                                     Comcast Corporation, a cable television and
                                     cellular telephone company, and its
                                     subsidiaries, including Vice President and
                                     Treasurer from November 1984 to October
                                     1989.

                                             PRINCIPAL OCCUPATION,
        DIRECTOR, AGE, YEAR                OTHER BUSINESS EXPERIENCE                NUMBER OF SHARES               PERCENT
     FIRST BECAME DIRECTOR(1)             AND OTHER DIRECTORSHIPS(20)             BENEFICIALLY OWNED(6)           OF CLASS
     -----------------------              ---------------------------             ---------------------           --------
Michael G. Harris...............     Mr. Harris has been the Senior Vice          Class A: 99,918(9)                  *
   Age: 53                           President, Engineering and Chief
   Director since 1997               Engineering Officer of the Company
                                     since June 1991. Mr. Harris was also Senior
                                     Vice President, Engineering, and Chief
                                     Engineering Officer of Centennial from
                                     August 1991 to January 7, 1999.

William M. Kraus (2)(3)(4)(5)...     Mr. Kraus is the Chairman of Kraus           Class A: 6,692(10)                  *
   Age:73                            Sikes, Inc., a publishing company,
   Director since 1986               and has been such since 1985. From
   Class A Director                  1983 to 1985, he was a Vice
                                     President of The Equitable Life Assurance
                                     Society of the United States. From 1979 to
                                     1983, Mr. Kraus held positions as the
                                     Secretary of the Department of Development
                                     of the State of Wisconsin and as Assistant
                                     to the Governor of the State of Wisconsin.
                                     Mr. Kraus was also a director of Centennial
                                     from August 1991 to September 7, 1999.

David Ross Miller...............     Mr. Miller was a Director of M & I           Class A: 11,400(11)                 *
   Age:73                            Mid-State Bank, Stevens Point,
   Director since 1997               Wisconsin from 1978 to 1997  the
                                     Chairman of the Board from 1984 to 1997,
                                     and is currently Director Emeritus. From
                                     1965 to 1991 Mr. Miller was a Director of
                                     Sentry Insurance, Stevens Point, Wisconsin
                                     and from 1971 to 1991 Mr. Miller was the
                                     president and a Director of Sentry
                                     Investment Management, Inc. Mr. Miller was
                                     previously (12/5/85 to 10/23/91) a Director
                                     of the Company.


                                             PRINCIPAL OCCUPATION,
        DIRECTOR, AGE, YEAR                OTHER BUSINESS EXPERIENCE                NUMBER OF SHARES               PERCENT
     FIRST BECAME DIRECTOR(1)             AND OTHER DIRECTORSHIPS(20)             BENEFICIALLY OWNED(6)           OF CLASS
     -----------------------              ---------------------------             ---------------------           --------
David Z. Rosensweig(2)(5).......     Mr. Rosensweig has been the                  Class A: 29,958(12)                 *
   Age: 74                           Secretary of the Company since its           Class B: 23,350,964(15)(17)(21)   55.2%
   Director since 1982               incorporation  in December  1985, and
                                     of Century-Texas from 1982 to December
                                     1985. Mr. Rosensweig has been a director
                                     and Secretary of Centennial from 1988 to
                                     September 7, 1999. He is a member of the
                                     New York law firm of Leavy Rosensweig &
                                     Hyman, which acts as general counsel to the
                                     Company, and has been practicing law since
                                     1948.

Scott N. Schneider..............     Mr. Schneider has been Chief                 Class A: 109,185(13)                *
   Age: 41                           Financial Officer of the Company
   Chief Director since 1994         since December 1996. He has been
                                     Senior Vice President and Treasurer of the
                                     Company since June 1991 and has been an
                                     Assistant Secretary of the Company since
                                     October 1986. He was a Vice President of
                                     the Company from October 1986 to June 25,
                                     1991 and was Controller of the Company from
                                     December 1985 to June 25, 1991. He was
                                     Controller of Century-Texas from December
                                     1982 to December 1985. Mr. Schneider was
                                     also Senior Vice President, Chief Financial
                                     Officer and Treasurer of Centennial from
                                     August 1991 to September 7, 1999. He was a
                                     Vice President and Controller of Centennial
                                     from the date of its incorporation in 1988
                                     to August 1991. Mr. Schneider was a
                                     director of Centennial from August 1991 to
                                     September 7, 1999.

Claire L. Tow...................     Mrs. Tow has been a Senior Vice              Class A: 510,516(14)(15)          1.5%
   Age: 69                           President of the Company since               Class B: 42,322,059(16)(17)       100
   Director since 1988               August 1992 and was a Vice President
                                     of the Company from February 1988 to
                                     August 1992. She has been involved
                                     in the operations of the  Company
                                     since its incorporation in December
                                     1985 and in the operations of
                                     Century-Texas since its
                                     organization. Mrs. Tow has served as
                                     a director of Citizens since June
                                     1993. Claire Tow is the wife of
                                     Leonard Tow.

                                             PRINCIPAL OCCUPATION,
        DIRECTOR, AGE, YEAR                OTHER BUSINESS EXPERIENCE                NUMBER OF SHARES               PERCENT
     FIRST BECAME DIRECTOR(1)             AND OTHER DIRECTORSHIPS(20)             BENEFICIALLY OWNED(6)           OF CLASS
     -----------------------              ---------------------------             ---------------------           --------
Leonard Tow(3)..................     Dr. Tow has been the Chairman of the          Class A: 510,516(18)             1.5%
   Age: 71                           Board of the Company since 1989, and          Class B: 42,322,059(16)(17)(19)  100
   Director since 1973               has been the Chief Executive Officer
                                     of the Company since its incorporation and
                                     of Century-Texas since its organization in
                                     1973 through December 1985. Dr. Tow also
                                     served as the President and Chief Operating
                                     Officer of the Company from the date of its
                                     incorporation to October 1989, and as Chief
                                     Financial Officer of the Company from the
                                     date of its incor-poration to December
                                     1996, and in both of said capacities for
                                     Century-Texas from its organization in 1973
                                     through December 1985. He has been active
                                     in the cable television industry for 30
                                     years. Dr. Tow has served as the Chairman
                                     of the Board, Chief Executive Officer and
                                     Chief Financial Officer of Citizens, 1.98%
                                     of the stock of which is owned by the
                                     Company, since 1990. He holds a Ph.D. from
                                     Columbia University and is the husband of
                                     Claire Tow.

-------------------------------
*   Less than 1%.

(1) Year that the nominee, if currently a Director, first became a Director of the Company or, if before December 5, 1985, of Century-Texas.

(2)  Member of the Compensation Committee.

(3)  Member of the Executive Committee.

(4)  Member of the Audit Committee.

(5)  Member of the Employee Stock Option and Equity Plan Committee.

(6) As used in this table, "beneficial ownership" means the sole or shared power to vote, secure the right to vote, or direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(7) Mr. Cole is the record and beneficial owner of all of these shares. Includes 400 shares that may be acquired pursuant to stock option grants under the Company's 1993 Non-Employee Directors' Option Plan.

(8) Consists of 140,393 shares as to which Mr. Gallagher is the record and beneficial holder and 8,825 shares held by Mr. Gallagher under the Company's 401(K) Plan. Does not include 242,506 shares of Class A Common Stock of which Mr. Gallagher's wife is the beneficial owner and in which Mr. Gallagher disclaims any beneficial interest.

(9) Consists of 26,305 shares as to which Mr. Harris is the record and beneficial holder and 73,613 shares that Mr. Harris has the right to acquire pursuant to stock option grants under the Company's 1994 Employee Stock Option Plan (the "1994 Option Plan"). Does not include 1,009 shares of Class A Common Stock of which Mr. Harris' wife is the beneficial owner and in which Mr. Harris disclaims any beneficial interest.

(10) Includes 3,892 shares as to which Mr. Kraus is the record and beneficial holder and 2,800 shares that may be acquired pursuant to stock option grants under the Company's 1993 Non-Employee Directors' Option Plan.

(11) David Ross Miller is the record and beneficial holder of all of these shares. Includes 400 shares that may be acquired pursuant to stock option grants under the Company's 1993 Non-Employee Directors' Option Plan.

(12) Consists of 18,856 shares as to which Mr. Rosensweig is the record and beneficial holder, and 11,102 shares that Mr. Rosensweig has the right to acquire pursuant to stock option grants under the 1994 Option Plan.

(13) Mr. Schneider is the record and beneficial owner of all of the shares.

(14) Consists of 20,766 shares of which Claire L. Tow is the record and beneficial holder, and 113,613 shares that Claire L. Tow has the right to acquire pursuant to stock option grants under the 1994 Option Plan. Includes the 376,137 shares set forth in (18) below beneficially owned solely by Leonard Tow, as to which shares she disclaims beneficial ownership.

(15) By virtue of the definition of "beneficial ownership," each person who owns shares of Class B Common Stock, which is convertible at any time into Class A Common Stock, is deemed to own an equal number of shares of Class A Common Stock. Thus, Leonard Tow, Claire L. Tow, David Z. Rosensweig, as trustee, and all directors and executive officers as a group are deemed to be beneficial owners, respectively, of 42,832,575, 42,832,575, 23,380,922 and 43,443,161 shares of Class A Common Stock. As a percent of Class A Common Stock, assuming all shares of Class B Common Stock have been so converted by the above-named persons, this ownership by the above-named persons is deemed to be 56.1%, 56.1%, 30.6% and 56.9%, respectively.

(16) Consists of 2,813,365 shares of Class B Common Stock in which Mrs. Tow has a beneficial interest, and 20,537,599 shares of Class B Common Stock as to which she shares voting and investment power. Includes the 18,971,095 shares set forth in (19) below beneficially owned solely by Dr. Tow, as to which shares she disclaims beneficial ownership.

(17) By virtue of the definition of "beneficial ownership," substantial duplication is involved in the beneficial ownership of shares listed for these stockholders. Eliminating duplication in the table, Dr. Tow owns of record and beneficially 18,971,095 shares of Class B Common Stock, Dr. Tow, Mrs. Tow and Mr. Rosensweig jointly own of record and beneficially 20,537,599 shares of Class B Common Stock as trustees, and Mr. Rosensweig and owns of record, as trustee, and Mrs. Tow has a beneficial interest in 2,813,365 shares of Class B Common Stock as trustee for the benefit of the adult children of Mr. and Mrs. Tow.

(18) Consists of 376,137 shares of which Leonard Tow is the record and beneficial holder. Includes the 134,379 shares set forth in (14) above beneficially owned solely by Claire L. Tow, as to which shares he disclaims beneficial ownership.

(19) Consists of 18,971,095 shares of Class B Common Stock as to which Dr. Tow has sole voting and investment power, and 20,537,599 shares of Class B Common Stock as to which he shares voting and investment power. Includes the 2,813,365 shares set forth in (16) above beneficially owned solely by Mrs. Tow, as to which shares he disclaims beneficial ownership.

(21) Consists of 23,350,964 shares of Class B Common Stock as to which Mr. Rosensweig, as trustee, shares voting and investment power and as to which he disclaims beneficial ownership.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (based on amounts reported as salary and bonus for fiscal 1999) for each of the Company's last three fiscal years (collectively the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long Term Compensation
                                                                                    ---------------------------------------------
                                                                                                   Awards              Payouts
                                             Annual Compensation                    ---------------------------------------------
                                    --------------------------------------------                            Shares
                                                                    Other               Restricted        Underlying
                          Fiscal                                    Annual                 Stock            Options/     LTIP
 Name/Principal Position   Year      Salary($)(1)   Bonus($)     Compensation            Award(s)($)         SARs(#)   Payouts($)
 -----------------------  ------     ------------   --------     ------------            -----------         -------   ----------
Leonard Tow                 1999    $  2,112,660 $ 2,250,000    $   560,642 (10)    $           0              0         --
  Chairman of the Board     1998       2,052,070     500,000        479,716 (10)        3,753,125(3)           0         --
  of Directors and Chief    1997       2,030,334     357,700        583,969 (10)          325,000(4)           0         --
  Executive Officer

Bernard P. Gallagher        1999         427,438   1,300,000         25,368 (5)                 0              0
  President and Chief       1998         439,465     210,000         28,402 (5)           697,812(3)           0         --
  Operating Officer         1997         430,992     150,000         27,095 (5)           227,500(4)           0         --

Scott N. Schneider          1999         273,860   1,300,000              0                     0              0
  Chief Financial Officer   1998         290,462     210,000              0               697,812(3)           0         --
  and Treasurer             1997         266,886     150,000        145,443 (10)          227,500(4)           0         --

Michael G. Harris           1999         230,350   1,100,000              0                     0              0         --
  Senior Vice President,    1998         226,594     210,000              0               498,438(3)           0         --
  Engineering and Chief     1997         217,508     150,000         70,246 (10)          162,500(4)           0         --
  Engineering Officer

Clifford A. Bail            1999         204,756      50,000              0                     0              0         --
  Vice President-Legal      1998         201,417      30,000         90,086 (2)                 0              0         --
  Affairs and Corporate     1997          81,154           0              0                     0              0         --
  Counsel

                                       All Other
 Name/Principal Position            Compensation($)
 -----------------------            ---------------

Leonard Tow                 1999       $1,632,414 (6)
  Chairman of the Board     1998        1,613,924 (6)
  of Directors and Chief    1997        1,598,338 (6)
  Executive Officer

Bernard P. Gallagher        1999            4,750 (7)
  President and Chief       1998            4,750 (8)
  Operating Officer         1997            4,750 (9)

Scott N. Schneider          1999            4,750 (7)
  Chief Financial Officer   1998            4,750 (8)
  and Treasurer             1997            4,750 (9)

Michael G. Harris           1999            4,750 (7)
  Senior Vice President,    1998            4,750 (8)
  Engineering and Chief     1997            4,750 (9)
  Engineering Officer

Clifford A. Bail            1999            4,750 (7)
  Vice President-Legal      1998            4,750 (8)
  Affairs and Corporate     1997            4,750 (9)
  Counsel

------------------------------
(1) Includes for Dr. Tow, Mr. Gallagher and Mr. Schneider directors' fees of $12,000, $27,750 and $30,000 respectively, paid by the Company in connection with services, in the case of Dr. Tow, Mr. Gallagher and Mr. Schneider, on the Board of Directors of the Company and, in the case of Mr. Gallagher and Mr. Schneider, on the Board of Directors of Centennial, in fiscal 1998. Includes for Dr. Tow, Mr. Gallagher and Mr. Schneider directors' fees of $18,000, $34,500 and $37,500, respectively, paid by the Company in connection with services, in the case of Dr. Tow, Mr. Gallagher, and Mr. Schneider, on the Board of Directors of the Company and, in the case of Mr. Gallagher and Mr. Schneider, on the Board of Directors of Centennial, in fiscal 1997.

(2)    Consists of relocation expenses in fiscal 1998.

(3) The value indicated is based on the closing price of the Class A Common Stock on July 24, 1998 and, with respect to 50,000 of the shares granted to Dr. Tow, August 4, 1998, the date of the grants. The aggregate number and value (based on the closing price of the Class A Common Stock at May 31, 1999, the last trading day of fiscal 1999 ($53.25)) of the restricted shares, assuming such shares had been issued and held by the named executives at May 31, 1999 was: Dr. Tow -- 150,000, $7,987,500 and
       50,000, $2,662,500; Mr. Gallagher -- 35,000, $1,863,750; Mr. Schneider --
       35,000, $1,863,750; and Mr. Harris -- 25,000, $1,331,250. The Company has
       employment agreements with each of Dr. Tow, Mr. Gallagher, Mr. Schneider and Mr. Harris. The terms of these employment agreements expire on June 30, 2003, except that Dr. Tow's agreement continues for an additional five-year advisory period. Subsequent to May 31, 1999, as permitted by the terms of the employment agreements, each of the foregoing executive officers has exercised his right to terminate his employment agreement but has agreed to continue working for the Company through the closing of the Merger. As a result of the termination of such employment agreements, the restrictions of all shares of restricted stock held by each such executive officer (Dr. Tow: 315,000 Class A shares and 25,000 Class B shares, Mr. Gallagher: 111,000 Class A shares, Mr. Schneider: 83,000 Class A shares and Mr. Harris: 65,000 Class A shares) lapsed.

(4) The value indicated is based on the closing price of the Class A Common Stock on September 8, 1997, the date of the grants. The aggregate number and value (based on the closing price of the Class A Common Stock at May 31,

       1999, the last trading day of fiscal 1999($53.25)) of the restricted shares assuming such shares had been issued and held by the Named Executives at May 31, 1999 was: Dr. Tow -- 50,000, $2,662,500; Mr.
       Gallagher -- 35,000, $1,863,750; Mr. Schneider -- 35,000, $1,863,750; and
       Mr. Harris -- 25,000, $1,331,250. Subsequent to May 31, 1999, as
       permitted by the terms of the employment agreements, each of Dr. Tow and Messrs. Gallagher, Schneider and Harris has exercised his right to terminate his employment agreement but has agreed to continue working for the Company through the closing of the Merger. As a result of the termination of such employment agreements, the restrictions of all shares of restricted stock held by each such executive officer (Dr. Tow: 315,000 Class A shares and 25,000 Class B shares, Mr. Gallagher: 111,000 Class A shares, Mr. Schneider: 83,000 Class A shares and Mr. Harris: 65,000 Class A shares) lapsed.

(5)    Includes $25,368, $28,402 and $27,095 for fiscal years 1999, 1998 and
       1997, respectively, representing interest that would have been paid on the amounts outstanding during the year under the interest-free loans made to Mr. Gallagher by the Company if interest had been accrued at the rate of 5% per year.

(6) Consists of life insurance premiums paid on behalf of Leonard Tow and his wife on the split-dollar life insurance agreement that is described below under "Life Insurance Agreement." The Company will be reimbursed for the total life insurance premiums paid upon the death of the last to die of Leonard Tow and his wife.

(7) Consists of matching contributions made by the Company on behalf of the Named Executives in fiscal 1999 under the Company's Retirement Investment Plan.

(8) Consists of matching contributions made by the Company on behalf of the Named Executives in fiscal 1998 under the Company's Retirement Investment Plan.

(9) Consists of matching contributions made by the Company on behalf of the Named Executives in fiscal 1997 under the Company's Retirement Investment Plan.

(10) Includes for Leonard Tow reimbursement for income and gift taxes attributed to him and his wife as a result of the split-dollar life insurance agreement that is described below under "Life Insurance Agreement." Includes for Dr. Tow, Mr. Schneider and Mr. Harris amounts paid with respect to tax liabilities in connection with certain employee benefit plans.

EMPLOYMENT AGREEMENTS

         Leonard Tow is employed as the Company's Chief Executive Officer until June 30, 2003 pursuant to an employment agreement with the Company dated as of July 1, 1997. For his services, Dr. Tow receives an annual Base Salary (as defined) as of July 1, 1998 of $2,116,590, increased each year by the percentage increase in the United States Labor Department consumer price index for such year over such index for the last month of the preceding year. The employment agreement provides that, for the five-year period (the "Advisory Period") beginning July 1, 2003, Dr. Tow will act as a consultant and advisor to the Company at an annual compensation equal to 25% of his total compensation for the immediately preceding year and that Dr. Tow will be the highest ranking officer of the Company and a director at all times during the term of the employment agreement. Additionally, the employment agreement permits the granting of bonuses to Dr. Tow at the discretion of the Board of Directors and grants Dr. Tow certain rights to have the Company register all of his and his family members' shares of Common Stock at any time prior to July 1, 2003. The employment agreement also confirmed the Company's obligations under its split-dollar insurance arrangement with Dr. Tow under date of July 30, 1992, and provides that on termination of his employment agreement, the premiums on the policies underlying this arrangement will be paid in full.

         Under the employment agreement, Dr. Tow's employment terminates upon his death or permanent disability for more than 12 consecutive months, in which case Dr. Tow or his estate, as the case may be, will receive (i) an amount equal to three times (four times if such death or incapacity occurs during the second year of the term) the annual salary to which Dr. Tow was entitled in the year of termination, including bonus paid in the year prior to termination; and (ii) the amounts payable during the Advisory Period. If at any time Dr. Tow is removed from an office without his consent or if the Company's principal offices are moved from Fairfield County, Connecticut or the New York metropolitan area, he will have the right to terminate the employment agreement, in which case Dr. Tow will be entitled to continue to receive all salary and other payments and benefits under the employment agreement that he would have received as well as the differential between the option price and the value of shares underlying such options, or, at his option, the then present value of all such payments and benefits. The employment agreement also provides that in the event of a change of control or threatened change of control of the Company, as defined, Dr. Tow may terminate the employment agreement, in which event he is entitled to the payments provided for above.

         Dr. Tow also serves as Chairman of the Board and Chief Executive Officer of Citizens Utilities Company ("Citizens"). The Board of Directors of the Company has approved such service. Dr. Tow receives additional compensation from Citizens for serving in such capacities.

         Subsequent to May 31, 1999, as permitted by the terms of his employment agreement, Dr. Tow has exercised his right to terminate his employment agreement but has agreed to continue working for the Company through the closing of the Merger. As a result of the termination of his employment agreement, compensation (including bonus) for the balance of Dr. Tow's employment agreement was accelerated, the restrictions of all shares of restricted stock held by Dr. Tow lapsed (315,000 Class A shares and 25,000 Class B shares) and all of his unvested Company stock options vested and became exercisable (165,000 options). In addition, Dr. Tow is entitled to receive certain benefits associated with his life insurance arrangement with the Company, and certain tax reimbursement as well as additional benefits (or the monetized equivalent thereof) associated with and provided to him during the course of his employment, including the right to receive a cash payment from the Company equal to the difference of the fair market value and the exercise price of his unexercised options.

         Effective January 1997, the Company entered into employment agreements and effective June 1, 1998, the Company modified its employment agreements with Bernard P. Gallagher, President and Chief Operating Officer, Scott N. Schneider, Chief Financial Officer, Senior Vice President and Treasurer and Michael G. Harris, Senior Vice President, Engineering. Effective January 6, 1997, the Company entered into an employment agreement with Clifford A. Bail, Vice President-Legal Affairs and Corporate Counsel. A summary of each employment agreement is set forth below.

         The agreement between the Company and Mr. Gallagher, as modified, provides for the employment by the Company of Mr. Gallagher as its chief operating officer for a term of six and one-half years commencing on January 1, 1997. The base salary provided for in the agreement is $400,000 per year, subject to annual increases based upon the percentage increase in the United States Labor Department consumer price index. Mr. Gallagher is also eligible to receive a cash bonus or any award or grant of stock options, shares of the Company's stock, or any other incentive or stock related awards awarded or granted by the Board of Directors of the Company or the applicable committee thereof. In the event of Mr. Gallagher's death during the term of the agreement, payments of the base salary shall continue to be made for the balance of the term, and in the event of Mr. Gallagher's permanent disability during such term, payments of the base salary shall continue for the balance of the term or twelve months, whichever is longer. If the agreement is terminated without "cause" (as defined in the agreement) by the Company prior to the expiration of the term, Mr. Gallagher will receive the base salary, an annual cash bonus for the remainder of the term equal to the most recently awarded cash bonus, the opportunity to exercise any stock options for the remainder of the original term of such options, whether or not fully exercisable, the availability of medical insurance, the use of an office for a one year period, and any restrictions on shares of stock previously issued to Mr. Gallagher shall be deemed inoperative and of no further effect. In addition, on the occurrence of a change or threatened change of control, as defined, Mr. Gallagher may terminate his agreement and receive the payments and benefits provided for above.

         The agreement between the Company and Mr. Schneider provides for the employment by the Company of Mr. Schneider as its chief financial officer and in charge of its fiscal, accounting and financial affairs for a term of six and one-half years commencing on January 1, 1997. The base salary provided for in the agreement is $250,000 per year, subject to annual increases based upon the percentage increase in the United States Labor Department consumer price index. Mr. Schneider is also eligible to receive a cash bonus or any award or grant of stock options, shares of the Company's stock, or any other incentive or stock related awards awarded or granted by the Board of Directors of the Company or the applicable committee thereof. In the event of Mr. Schneider's death during the term of the agreement, payments of the base salary shall continue to be made for the balance of the term and, in the event of Mr. Schneider's permanent disability during such term, payments of the base salary shall continue for the balance of the term or twelve months, whichever is longer. If the agreement is terminated without "cause" (as defined in the agreement) by the Company prior to the expiration of the term, Mr. Schneider will receive the base salary, an annual cash bonus for the remainder of the term equal to the most recently awarded cash bonus, and the opportunity to exercise any stock options previously awarded, whether or not fully exercisable, the availability of medical insurance, the use of an office for a one year period, and any restrictions on shares of stock previously issued to Mr. Schneider shall be deemed inoperative and of no further effect. In addition, on the occurrence of a change or threatened change of control, as defined, Mr. Schneider may terminate his agreement and receive the payments and benefits provided for above.

         The agreement between the Company and Mr. Harris provides for the employment by the Company of Mr. Harris as its chief engineering officer and in charge of its engineering operations and for administration of the engineering and technical activities of the Company for a term of six and one-half years commencing on January 1, 1997. The base salary provided for in the agreement is $225,000 per year, subject to annual increases based upon the percentage increase in the United States Labor Department consumer price index. Mr. Harris is also eligible to receive a cash bonus or any award or grant of stock options, shares of the Company's stock, or any other incentive or stock related awards awarded or granted by the Board of Directors of the Company or the applicable committee thereof. In the event of Mr. Harris's death during the term of the agreement, payments of the base salary shall continue to be made for the balance of the term and, in the event of Mr. Harris's permanent disability during such term, payments of the base salary shall continue for the balance of the term or twelve months, whichever is longer. If the agreement is terminated without "cause" (as defined in the agreement) by the Company prior to the expiration of the term, Mr. Harris will receive the base salary, an annual cash bonus for the remainder of the term equal to the most recently awarded cash bonus, and the opportunity to exercise any stock options previously awarded, whether or not fully exercisable, the availability of medical insurance, the use of an office for a one year period, and any restrictions on shares of stock previously issued to Mr. Harris shall be deemed inoperative and of no further effect. In addition, on the occurrence of a change or threatened change of control, as defined, Mr. Harris may terminate his agreement and receive the payments and benefits provided for above.

         Subsequent to May 31, 1999, as permitted by the terms of their employment agreements, each of Messrs. Gallagher, Schneider and Harris has exercised their right to terminate their employment agreements but has agreed to continue working for the Company through the closing of the Merger. As a result of the termination of their employment agreements, the restrictions of all shares of restricted stock held by these executive officers lapsed (259,000 Class A shares) and all of their unvested Company stock options vested and became exercisable (260,000 options) and each of the officers will receive benefits provided for in his employment agreement (or the monetized equivalent thereof).

         The agreement between the Company and Clifford A. Bail, dated as of January 6, 1997, provides for the employment by the Company of Mr. Bail as its internal corporate legal counsel until December 31, 1999. The base salary provided for in the agreement is $200,000 per year, subject to annual increases based upon the percentage increase in the United States Labor Department consumer price index. Mr. Bail is also eligible to receive a cash bonus or any award or grant of stock options, shares of the Company's stock, or any other incentive or stock related awards awarded or granted by the Board of Directors of the Company or the applicable committee thereof. In the event of Mr. Bail's death during the term of the agreement, payments of the base salary shall continue to be made for the balance of the term and, in the event of Mr. Bail's permanent disability during such term, payments of the base salary shall continue for the balance of the term or twelve months, whichever is longer. If the agreement is terminated without "cause" (as defined in the agreement) by the Company prior to the expiration of the term, Mr. Bail will receive the base salary, an annual cash bonus for the remainder of the term equal to the most recently awarded cash bonus, the opportunity to exercise any stock options previously awarded, whether or not fully exercisable, and any restrictions on shares of stock previously issued to Mr. Bail shall be deemed inoperative and of no further effect.

LIFE INSURANCE AGREEMENT

         The Company's Chairman and Chief Executive Officer, Leonard Tow, as of August 31, 1999, is the sole record owner and holder of 19,347,232 shares of the Company's Common Stock. The Company has been advised that on the death of the last to die of Leonard Tow and his wife, Claire L. Tow (a director and a Senior Vice President of the Company), the estate of such last to die may be required to publicly sell a substantial portion of such shares to satisfy estate tax obligations. The public sale of such number of shares in all probability would destabilize the market for the Company's publicly traded stock. Accordingly, in July 1992, an agreement was entered into (commonly known as a split-dollar life insurance agreement) under the terms of which the Company will pay (i) the premiums for certain survivorship life insurance policies with an aggregate face value of $80,000,000 on the lives of Mr. and Mrs. Tow and (ii) the amount of taxes attributed to Leonard and Claire Tow as a result of the arrangement. Insurance benefits become payable when both have died, and the Company will have an interest in the insurance benefits equal to the amount of premiums it has paid with the balance payable to a trust created by Leonard Tow (the "Trust").

         The Trust has also obtained insurance payable on the first-to-die of Leonard and Claire Tow. The premiums are paid and taxes are reimbursed in a manner similar to that described above for the last-to-die insurance. The proceeds of the first-to-die insurance policy will be paid to the Company to the extent of the total premiums previously paid on such policy by the Company and the balance and any income earned thereon, until the same is exhausted, will be paid to the Trust and used by it to pay the term life insurance portion of the premiums of the last-to-die insurance, thereby reducing the continuing cash outlay by the Company on the last-to-die insurance.

         As a result of the termination of his employment agreement with the Company, Dr. Tow is entitled to receive certain benefits associated with his life insurance arrangement with the Company.

STOCK OPTIONS

         No options to acquire shares of the Company's Common Stock were granted to any of the Named Executives with respect to fiscal 1999.

         Subsequent to May 31, 1999, as permitted by the terms of his employment agreement, each of Dr. Tow and Messrs. Gallagher, Schneider and Harris has exercised his right to terminate his employment agreement but has agreed to continue working for the Company through the closing of the Merger. As a result of the termination of such employment agreements, all unvested Company stock options held by Messrs. Gallagher, Schneider and Harris vested and became exercisable (260,000 options). Additionally, as a result of the termination of his employment agreement in connection with the Merger, Dr. Tow is entitled to receive a cash payment from the Company equal to the difference of the fair market value and the exercise price of his unexercised options. This cash payment is, in part, in lieu of acceleration of the vesting of a portion of his options, which acceleration would otherwise be afforded to him under the Merger Agreement.

         The table below summarizes the exercise of stock options during fiscal 1999 by the Named Executives and provides information as to the unexercised stock options held by them at the end of the fiscal year.

                 AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1999
                   AND FISCAL YEAR-END 1999 OPTION/SAR VALUES


                                                                              NUMBER OF
                                                                                SHARES                     VALUE OF
                                                                              UNDERLYING                  UNEXERCISED
                                                                             UNEXERCISED                 IN-THE-MONEY
                                                                           OPTIONS/SARS AT              OPTIONS/SARS AT
                                                                          MAY 31, 1999(#)(1)          MAY 31, 1999($)(1)
                                                       VALUE              ------------------          ------------------
                           SHARES ACQUIRED ON        REALIZED($)              EXERCISABLE/                EXERCISABLE/
          NAME                 EXERCISE(#)              (2)                 UNEXERCISABLE                UNEXERCISABLE
          ----                 -----------              ---                 -------------                -------------

Leonard Tow............                   0            $  0                730,437/165,000(2)        33,813,516/7,561,125(2)

Bernard P. Gallagher...             517,701      19,357,626                 20,666/126,000                 970,969/5,877,000
                                                          0

Scott N. Schneider.....                 800          42,800                145,813/67,000             6,838,211/3,126,500(2)

Michael G. Harris......                   0               0                109,613/67,000                5,139,311/3,126,500

Clifford A. Bail.......               6,000         158,346                       0/9,000                          0/432,144

---------------------------

(1) Calculated by determining the difference between the exercise price and the closing price on the exercise date or May 31, 1999, as the case may be.

(2) Reflects the number and value of unexercised options to purchase Class A Common Stock of the Company held by each of the Named Executives at May 31, 1999.

DIRECTOR COMPENSATION

         The Company's Directors (other than Dr. Tow and Messrs. Gallagher, Schneider and Harris) each received quarterly retainers of $3,000 plus a uniform fee of $750 for each board and committee meeting attended during the 1999 fiscal year. In addition, annually, beginning in 1994 on the date of the meeting of Directors held on the same date as the stockholder's meeting, each Director who is neither an employee nor an officer of the Company is entitled to receive an option to acquire 1,000 shares of the Company's Class A Common Stock under the Company's 1993 Non-Employee Directors' Stock Option Plan. The Company believes that such compensation is consistent with compensation paid to directors in comparable public companies.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1999, the members of the Compensation Committee were David Z. Rosensweig and William M. Kraus. Mr. Rosensweig also serves as Secretary of the Company and Century-Texas.

Mr. Rosensweig is a member of Leavy Rosensweig & Hyman, which acts as general counsel to the Company and Centennial. During fiscal 1999, the Company paid approximately $1,743,000 for legal services and disbursements to Leavy Rosensweig & Hyman. During fiscal 1999, through January 7, 1999, Centennial paid a total of approximately $288,000 for legal services and disbursements to Leavy Rosensweig & Hyman. Mr. Rosensweig is also a trustee of certain trusts (see "Principal Stockholders").

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company is committed to being a premier provider of cable television and related telecommunications services. To support this objective and to compete in these dynamic and keenly competitive businesses, the Company must attract, retain and motivate skilled and dedicated executive talent. The Compensation Committee makes recommendations to the Board of Directors with respect to the base salary and cash bonus compensation to be paid to the Company's Chief Executive Officer. The Compensation Committee determines the base salary and cash bonus compensation to be paid to the President and Chief Operating Officer, the Senior Vice President and President of the Cable Television Division, the Senior Vice President, Treasurer, and Chief Financial Officer and the Senior Vice President, Engineering. The Stock Option and Equity Plan Committee make recommendations to the full Board with respect to grants under the option plans and the Equity Plan.

         The Compensation Committee awarded a cash bonus of $1,300,000 for services rendered during the year ended May 31, 1999 to each of Bernard P. Gallagher, President and Chief Operating Officer and Scott N. Schneider, Chief Financial Officer, Senior Vice President and Treasurer, and a cash bonus of $1,100,000 to Michael G. Harris, Senior Vice-President, Engineering. The cash award to Mr. Harris was based on the recommendations of the Chief Executive Officer and the Chief Operating Officer while the awards to Bernard P. Gallagher and to Scott N. Schneider, the Chief Financial Officer, were based on the recommendation of the Chief Executive Officer. The Compensation Committee took into account that for fiscal year 1998, under the Equity Plan, each of Bernard
P. Gallagher and Scott N. Schneider was awarded 35,000 shares and Michael G. Harris was awarded 25,000 shares of the Company's Class A Common Stock and that no award of options or shares were made or permitted to be made by the Stock Option and Equity Plan Committees for fiscal 1999 under and pursuant to the terms of the merger agreement among the Company, Adelphia Communications Corporation ("Adelphia") and a subsidiary of Adelphia (the "Merger Agreement"). The cash bonus awards took into account the inability of the Company to grant or award options or shares of stock to these officers.

         Leonard Tow is the Chief Executive Officer of the Company. His base salary, $2,116,590 for the 1999 fiscal year, is set by an employment agreement with the Company approved by the Board of Directors and effective July 1, 1997, and expiring on June 30, 2003. See "Employment Agreements." For fiscal 1999, the Compensation Committee recommended an award to Dr. Tow of a cash bonus of $2,250,000 taking into account, among other things, that for fiscal 1998
Dr. Tow was awarded 50,000 shares of the Company's Class A Common Stock and the inability of the Company to make any grants or awards of options or shares of Common Stock for fiscal 1999 by reason of the restrictions set forth in the Merger Agreement.

         In setting the executive officer compensation, which was the responsibility of the Compensation Committee to recommend, and the responsibility of the full Board of Directors to approve, the Compensation Committee also took into account the increase in the Company's revenues and cash flow, the closing of the merger of Centennial with Welsh, Carson, Anderson & Stowe VIII, L.P., the entry into a partnership agreement and associated agreements with TCI Communications, Inc. ("TCI") pursuant to which the Company and TCI will consolidate their respective cable television systems in the Los Angeles basin, under the Company's management, and the entry into the Merger Agreement, and the respective contribution of each executive officer to each of said transactions.

         The Compensation Committee believes that the bonus award to Dr. Tow for fiscal 1999 was appropriate in the circumstances. The Committee noted that, with the consent of the Board of Directors of the Company, Dr. Tow acts as chief executive officer of Citizens.

         The base salaries of each of Bernard P. Gallagher, Scott N. Schneider and Michael G. Harris are set in employment agreements which commenced on January 1, 1997 and expire by their respective terms on June 30, 2003. The agreements were approved by the full Board of Directors. The base salaries, cash bonuses and payments referenced above (see Summary Compensation Table) constitute the entire cash compensation paid to these executives for fiscal 1999. In making its recommendations for the base salaries contained in the employment agreements, the Compensation Committee took into consideration the recommendations of the Chief Executive Officer and Chief Operating Officer, as applicable. Through the closing of the merger of Centennial in January of 1999, Messrs. Gallagher, Schneider and Harris also rendered services, without compensation, to Centennial pursuant to the Services Agreement, dated August 30, 1991, as subsequently amended, between the Company and Centennial. During this period Mr. Gallagher served as Chairman and Chief Executive Officer of Centennial, Mr. Schneider as its Senior Vice President, Chief Financial Officer and Treasurer and Mr. Harris as its Senior Vice President, Engineering. The Compensation Committee believes the compensation of these named executives to be appropriate.

         See Notes (3) and (4) to the Summary Compensation Table and "Stock Options" above.

                  Compensation Committee
                  William M. Kraus
                  David Z. Rosenweig

         The Compensation Committee's recommendations for compensation for fiscal 1999 were accepted by the Board of Directors.

PERFORMANCE GRAPH

         The following graph compares the total returns (assuming reinvestment of dividends) on the Company's Class A Common Stock, the Nasdaq Stock Market -- US Index (which currently includes the Company) and a peer group index consisting of four corporations in the cable television business selected by the Company in good faith. The corporations included in the peer group are Adelphia, Cablevision Systems Corp., TCA Cable TV Inc. and Jones Intercable Inc. The graph assumes that each of the indices includes the reinvestment of dividends, if any.

                                         [GRAPH]


-------------------------------------------------------------------------------------------------
                                             5/95       5/96       5/97       5/98     5/99
-------------------------------------------------------------------------------------------------
Century Communications Corp.                 $102       $123        $72       $209     $698
-------------------------------------------------------------------------------------------------
Peer Group                                   $115       $110        $97       $228     $585
-------------------------------------------------------------------------------------------------
Nasdaq Stock Market -- US Index              $119       $173       $195       $247     $347
-------------------------------------------------------------------------------------------------

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of August 31, 1999, certain information with respect to the beneficial ownership of shares of Class A Common Stock or Class B Common Stock by each person known to the Company to own beneficially more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock. Each share of Class B Common Stock is convertible, at any time, into one share of Class A Common Stock. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share.


                                                                                BENEFICIAL OWNERSHIP(1)
                                                                   ------------------------------------------------
                                                                               CLASS/NUMBER                 PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                             OF SHARES                 OF CLASS
------------------------------------                               -------------------------------------   --------

Leonard Tow....................................................    Class A:             510,516(2)             1.5%
     50 Locust Avenue                                              Class B:          42,322,059(3)(4)(5)     100
     New Canaan, CT  06840
Claire L. Tow..................................................    Class A:             510,516(6)             1.5%
     50 Locust Avenue                                              Class B:          42,322,059(4)(5)(7)     100
     New Canaan, CT  06840
David Z. Rosensweig............................................    Class A:              29,958(8)             *
     162 Brite Avenue                                              Class B:          23,350,964(4)(5)         55.2
     Scarsdale, NY  10583
Denver Investment Advisors LLC.................................    Class A:           3,701,200(9)            10.9
     1225 17th Street
     26th Floor
     Denver, CO  80202
Capital Guardian Trust Company.................................    Class A:           3,565,000(10)           10.5
     333 South Hope Street
     Los Angeles, CA  90071
Citizens Utilities Company.....................................    Class A:           1,807,095(11)            5.3
     CU Capital Corp.
     High Ridge Park
     Stamford, CT  06905

-------------------
*Less than 1%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or secure the right to vote, secure the right to vote, or direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) Consists of 376,137 shares of Class A Common Stock as to which Dr. Tow has sole voting and investment power. Includes the 134,379 shares set forth in (6) below beneficially owned solely by Mrs. Tow, as to which shares he disclaims beneficial ownership.

(3) Consists of 18,971,095 shares of Class B Common Stock as to which Dr. Tow has sole, and 20,537,599 shares of Class B Common Stock as to which he shares, voting and investment power. Includes the

       2,813,365 shares set forth in (7) below beneficially owned solely by Mrs. Tow, as to which shares he disclaims beneficial ownership.

(4) By virtue of the definition of "beneficial ownership," substantial duplication is involved in the beneficial ownership of shares listed for these stockholders. Eliminating duplication in the table, Dr. Tow owns of record and beneficially 18,971,095 shares of Class B Common Stock, Dr. Tow, Mrs. Tow and Mr. Rosensweig, as trustees, jointly own beneficially 20,537,599 shares of Class B Common Stock, and Mr. Rosensweig, as trustee, owns, and Mrs. Tow has a beneficial interest in, 2,813,365 shares of Class B Common Stock.

(5) By virtue of the definition of "beneficial ownership," each person who owns shares of Class B Common Stock is deemed to own an equal number of shares of Class A Common Stock. Thus, Leonard Tow and Claire L. Tow are each deemed to be beneficial owners of 42,832,575 shares of Class A Common Stock and David Z. Rosensweig is deemed to be a beneficial owner of 23,380,922 shares of Class A Common Stock. As a percent of the Class A Common Stock, this ownership by the above-named persons is deemed to be 56.1%, 56.1% and 30.6%, respectively.

(6) Consists of 134,379 shares of Class A Common Stock as to which Mrs. Tow has sole voting and investment power. Includes the 376,137 shares set forth in (2) above beneficially owned solely by Dr. Tow, as to which shares she disclaims beneficial ownership.

(7) Consists of 2,813,365 shares of Class B Common Stock which Mrs. Tow owns beneficially, and 20,537,599 shares of Class B Common Stock as to which she shares voting and investment power. Includes the 18,971,095 shares set forth in (3) above beneficially owned solely by Dr. Tow, as to which shares she disclaims beneficial ownership.

(8) Consists of 18,856 shares as to which Mr. Rosensweig is the record and beneficial holder and 11,102 shares that Mr. Rosensweig has the right to acquire pursuant to stock option grants under the 1994 Option Plan.

(9) Based solely upon information contained in Amendment No. 1 to a Statement on Schedule 13G filed with the Commission on February 12, 1999. According to said Schedule 13G, Denver Investment Advisors LLC is deemed to be the beneficial owner of 3,701,200 shares of Class A Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

(10) Based solely upon information contained in Amendment No. 2 to a Statement on Schedule 13G filed with the Commission on February 11, 1999. According to said Schedule 13G, Capital Guardian Trust Company is deemed to be the beneficial owner of 3,565,000 shares of Class A Common Stock as a result of acting as investment adviser to various institutional accounts. SMALLCAP World Fund, Inc., which is advised by Capital Guardian Trust Company, is the beneficial owner of 2,020,000 shares of Class A Common Stock.

(11) Based solely upon information contained in a Statement on Schedule 13D filed with the Commission on July 2, 1992. The Company has agreed pursuant to an agreement dated July 2, 1992 between it and Citizens that, subject to certain conditions, upon the request of Citizens, it will file up to two registration statements under the Securities Act of 1933, as amended (the "Act"), in order to permit Citizens to offer and sell, pursuant to such registration statement(s), such shares of Class A Common Stock.

(b)      Security Ownership of Management

         The following table sets forth, as of August 31, 1999, the information regarding shares of the Company's Class A Common Stock beneficially owned by all Directors and executive officers as a group. See "Election of Directors" for ownership by the Directors and the Named Executives individually.


                                                                                     SHARES OF STOCK
                                                                       TITLE OF        BENEFICIALLY            PERCENT
                                NAME                                    CLASS             OWNED               OF CLASS
                                ----                                   --------      ---------------          --------

    All directors and executive officers as a group (15 persons)        Class A        1,121,102(1)             3.3%
                                                                        Class B       42,322,059                100%


--------------------

(1) Consists of 882,459 shares owned directly by such persons and 10,115 shares held through the Company's 401(K) Plan, 225,928 shares which may be acquired by such persons pursuant to stock option grants and 2,600 shares granted pursuant to the 1992 Management Equity Incentive Plan.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and Citizens have formed a joint venture, in which each of them owns a 50% interest (the "Joint Venture"), that owns and operates the cable television systems in certain areas of Southern California serving approximately 153,673 primary basic subscribers. The systems owned by the Joint Venture are managed for the Joint Venture by the Company pursuant to a written management agreement which provides, inter alia, that the Company will be reimbursed by the Joint Venture for services rendered directly by its employees and out-of-pocket expenses. At the effective time of the Merger between the Company and Adelphia, Adephia will purchase Citizen's 50% interest in the Joint Venture for a purchase price of approximately $157.5 million, comprised of approximately $27.7 million in cash, approximately 1.85 million shares of Adelphia Class A common stock and the assumption of indebtedness.

         In addition, the Company, Adelphia and Dr. Leonard Tow, Chairman and Chief Executive Officer of the Company, have agreed that the Company will sell its shares of Class A Common Stock of Citizens to Dr. Tow at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate purchase price will be approximately $39,800,000. As of May 31, 1999, these shares constituted approximately 2% of the outstanding stock of Citizens.

         Leavy Rosensweig & Hyman, of which David Z. Rosensweig is a member, acts as general counsel to the Company and Centennial. The Company paid approximately $1,742,786 to Leavy Rosensweig & Hyman during the fiscal year ended May 31, 1999. Centennial paid approximately $288,000 to Leavy Rosensweig & Hyman during the fiscal year ended May 31, 1999 (through January 7, 1999). See "Executive Compensation and Other Information -- Compensation Committee Interlocks and Insider Participation."

         Cole, Raywid and Braverman, of which John P. Cole, Jr., a Director, is a member, acts as a regulatory counsel for the Company and Centennial. The Company and Centennial paid approximately $268,199 to Cole, Raywid and Braverman during the fiscal year ended May 31, 1999.

         William Kraus, a Director, acts as investor relations counsel for the Company and, until January 7, 1999, acted as investor relations counsel for Centennial. The Company and Centennial paid approximately $42,693 to William Kraus during the fiscal year ended May 31, 1999.

         The Company believes that the transactions between it and Leavy Rosensweig & Hyman, Cole, Raywid and Braverman, William Kraus, and the Joint Venture are on terms no less favorable to the Company than would have been available from unaffiliated parties. The Company will continue to apply its policy that any transaction between the Company and any of its officers, directors and principal stockholders be on terms no less favorable to the Company than would be obtainable at that time in comparable transactions with unaffiliated parties.

         As of May 31, 1999, there were an aggregate of $158,105 in outstanding advances from the Company to Bernard P. Gallagher, a Director and President and Chief Operating Officer of the Company. All of such advances were made in prior fiscal years. Such advances were made on a demand basis and did not carry interest.

         As of May 31, 1999, there were an aggregate amount of $237,507 in outstanding advances from the Company to Scott N. Schneider, a Director and Chief Financial Officer of the Company. All of such advances were made in prior fiscal years. Such advances to Mr. Schneider carry an interest rate of 5%.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
10-K:

1.  INDEX OF FINANCIAL STATEMENTS

The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a) by reference:


                                                                           Page

 Independent Auditors' Report........................................      F-1
 Consolidated Balance Sheets.........................................      F-2
 Consolidated Statements of Operations...............................      F-4
 Consolidated Statements of Cash Flows...............................      F-5
 Notes to Consolidated Financial Statements..........................      F-7



2.  FINANCIAL STATEMENT SCHEDULE


None.

3.  REPORTS ON FORM 8-K

Form 8-K dated March 5, 1999 relating to the Company's announcement of its pending acquisition by Adelphia Communications Corporation ("Adelphia") pursuant to an Agreement and Plan of Merger dated as of March 5, 1999 by and among Adelphia, Adelphia Acquisition Subsidiary, Inc. and the Registrant in a press release issued on March 5, 1999.

4.  EXHIBITS

The following documents are filed as part of this Annual Report on Form 10-K.

EXHIBIT
NUMBER            EXHIBIT

EX-23 Independent Auditors' Consent from Deloitte & Touche LLP dated Septemeber 21, 1999.


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

DELOITTE & TOUCHE LLP

Stamford, Connecticut
July 29, 1999
(August 26, 1999 as to Note 17)

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              Amounts in Thousands


                                                                   May 31,
                                                            ---------------------
                                                               1999       1998
                                                            ---------- ----------

ASSETS
Current assets:
  Cash and short-term investments.........................  $  626,155 $  285,498
  Accounts receivable less allowance for doubtful accounts
   of
   $3,311 and $1,695, respectively........................      16,775     16,109
  Prepaid expenses and other current assets...............       3,705      3,465
  Investment in marketable equity securities--current.....      49,143         --
  Net assets of discontinued operations...................          --     37,323
                                                            ---------- ----------
  Total current assets....................................     695,778    342,395
Property, plant and equipment--net........................     585,693    565,965
Investment in marketable equity securities................      25,756     52,451
Debt issuance costs, less accumulated amortization of
 $22,464 and $16,013, respectively........................      27,057     33,829
Cable television franchises, less accumulated amortization
 of $361,498 and $324,835, respectively...................     296,280    344,612
Excess of purchase price over value of net assets
 acquired, less accumulated amortization of $43,001 and
 $40,612, respectively....................................     158,869    166,570
Other assets..............................................      10,866      9,360
                                                            ---------- ----------
                                                            $1,800,299 $1,515,182
                                                            ========== ==========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                    Amounts in Thousands (Except Share Data)



                                                                 May 31,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Current maturities of long-term debt................... $   20,050  $   20,050
  Accounts payable.......................................     35,053      35,983
  Accrued expenses and other current liabilities.........    102,260      97,499
                                                          ----------  ----------
    Total current liabilities............................    157,363     153,532
Long-term debt...........................................  2,022,640   2,009,052
Deferred income taxes....................................      5,290       5,170
Minority interest in subsidiaries........................     74,915      67,030
Other deferred income....................................      5,410       5,650
Commitments and contingencies (See Notes)
Common stockholders' deficiency:
  Common stock, par value $.01 per share:
  Class A, authorized 400,000,000 shares, issued,
   67,232,335 and 65,684,888 shares, respectively, and
   outstanding 33,423,167 and 31,954,085 shares,
   respectively..........................................        672         657
  Class B, authorized 300,000,000 shares, issued and
   outstanding 42,322,059 and 42,726,115  shares,
   respectively..........................................        423         427
  Additional paid-in capital.............................    191,234     178,893
  Other, including 33,809,168 and 33,730,803 treasury
   shares, respectively..................................   (143,818)   (135,215)
  Accumulated deficit....................................   (513,830)   (770,014)
                                                          ----------  ----------
    Total common stockholders' deficiency................   (465,319)   (725,252)
                                                          ----------  ----------
                                                          $1,800,299  $1,515,182
                                                          ==========  ==========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Amounts in Thousands (Except Share Data)


                                                     Year Ended May 31,
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------  ----------  ----------
Revenue.....................................  $  519,584  $  484,736  $  459,646
                                              ----------  ----------  ----------
Costs and expenses:
  Cost of services..........................     111,603     103,932     100,789
  Selling, general and administrative.......     115,790     122,307     111,467
  Depreciation and amortization.............     158,153     154,029     159,547
  Merger costs..............................       7,922          --          --
                                              ----------  ----------  ----------
                                                 393,468     380,268     371,803
                                              ----------  ----------  ----------
Operating income............................     126,116     104,468      87,843
Interest expense............................     191,803     172,608     157,730
Gain on sale of assets......................       5,646          --          --
Other income (expense)......................          79       1,533        (171)
                                              ----------  ----------  ----------
Loss from continuing operations before
 income tax benefit, minority interest and
 extraordinary item.........................     (59,962)    (66,607)    (70,058)
Income tax benefit..........................     (13,453)       (624)    (23,363)
                                              ----------  ----------  ----------
Loss from continuing operations before
 minority interest and extraordinary item...     (46,509)    (65,983)    (46,695)
Minority interest in income of
 subsidiaries...............................     (11,597)    (11,899)     (7,170)
                                              ----------  ----------  ----------
Loss from continuing operations.............     (58,106)    (77,882)    (53,865)
                                              ----------  ----------  ----------
Discontinued operations:
  Loss from discontinued operations, net of
   income tax benefit of $13,597 and $7,295
   and minority interest in losses of
   $21,193 and $22,584 for the years ended
   May 31, 1998 and 1997, respectively......          --     (43,089)    (80,428)
  Gain on sale of discontinued operations
   (less applicable income taxes of $25,739)
   in 1999..................................     314,290          --          --
                                              ----------  ----------  ----------
                                                 314,290     (43,089)    (80,428)
                                              ----------  ----------  ----------
Income (loss) before extraordinary item.....     256,184    (120,971)   (134,293)
Extraordinary item--loss on early retirement
 of debt, net of income tax benefit of
 $5,379.....................................          --          --      (7,582)
                                              ----------  ----------  ----------
  Net income (loss).........................  $  256,184  $ (120,971) $ (141,875)
                                              ==========  ==========  ==========
Dividend on discontinued subsidiary
 convertible redeemable preferred stock.....  $       --  $    5,225  $    4,850
                                              ==========  ==========  ==========
Net income (loss) applicable to common
 shares.....................................  $  256,184  $ (126,196) $ (146,725)
                                              ==========  ==========  ==========
Net income (loss) per common share--basic
 and diluted:
  Loss from continuing operations...........        (.77) $    (1.11) $     (.78)
  Loss from discontinued operations.........          --        (.58)      (1.08)
  Gain on sale of discontinued operations...        4.18          --          --
  Extraordinary item--loss on early
   retirement of debt.......................          --          --       (0.10)
                                              ----------  ----------  ----------
  Net income (loss) per common share--basic
   and diluted..............................  $     3.41  $    (1.69) $    (1.96)
                                              ==========  ==========  ==========
Weighted average number of common shares
 outstanding during the period--basic and
 diluted....................................  75,088,000  74,770,000  74,675,000
                                              ==========  ==========  ==========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Amounts in Thousands


                                                     Year Ended May 31,
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------  ----------  ----------
Operating Activities:
  Cash received from subscribers and
   others..................................   $ 635,438  $ 616,043  $   557,224
  Cash paid to suppliers, employees and
   governmental agencies...................    (376,415)  (327,271)    (330,862)
  Interest paid............................    (135,290)  (129,148)    (119,419)
                                              ---------   --------    ----------
    Net Cash Provided by Operating
     Activities............................     123,733    159,624      106,943
                                              ---------   --------    ----------
Investing Activities:
  Capital expenditures.....................    (121,523)  (113,222)     (79,563)
  Cable television franchise expenditures..      (1,307)    (1,764)      (2,105)
  Acquisition of other assets..............      (2,668)    (1,524)        (885)
  Acquisition of cable television systems..      (4,003)   (70,994)     (13,928)
  Sale of discontinued operations..........     360,115         --           --
  Sale of radio stations...................      11,538         --           --
                                              ---------   --------    ----------
    Net Cash Provided By (Used in)
     Investing Activities..................     242,152   (187,504)     (96,481)
                                              ---------   --------    ----------
Financing Activities:
  Proceeds from long-term borrowings.......          --    813,659    1,043,000
  Principal payments on long-term debt.....     (37,050)  (575,550)  (1,039,050)
  Debt issuance costs......................          --    (18,307)      (9,017)
  Purchase of treasury stock...............      (1,505)   (12,576)      (2,358)
  Issuance of common stock.................       8,562      2,951        3,822
                                              ---------   --------    ----------
    Net Cash (Used in) Provided by
     Financing Activities..................     (29,993)   210,177       (3,603)
                                              ---------   --------    ----------
Net Increase in Cash and Short-Term
 Investments--Continuing Operations........     335,892    182,297        6,859
Cash Flows of Discontinued Operations--
 Net.......................................       4,765    (48,746)     (19,504)
Cash and Short-Term Investments--Beginning
 of Year...................................     285,498    151,947      164,592
                                              ---------   --------    ----------
Cash and Short-Term Investments--End of
 Year......................................   $ 626,155  $ 285,498  $   151,947
                                              =========  =========  ============


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                              Amounts in Thousands

                                                     Year Ended May 31,
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------  ----------  ----------
Reconciliation of Net Income (Loss) to Net
 Cash Provided by Operating Activities
Net Income (Loss)..........................   $ 256,184   $(120,971) $(141,875)
Adjustments to reconcile net income (loss)
 to net cash provided by
 operating activities:
  Depreciation and amortization............     158,153     154,029    159,547
  Minority interest in income of
   subsidiaries--continuing operations.....      11,597      11,899      7,170
  Deferred income taxes....................         121      (4,812)   (32,905)
  Non cash interest charges................      57,393      39,138     30,006
  Gain on sale of discontinued operations..    (340,029)         --         --
  Gain on sale of assets and other.........      (7,237)         --         --
  Loss from discontinued operations--net...          --      43,089     80,428
  Change in assets and liabilities net of
   effects of acquired cable television
   systems:
    Accounts receivable--
     (increase)/decrease...................        (866)      5,189    (10,799)
    Prepaid expenses and other current
     assets--(increase)/decrease...........        (268)      5,437        323
    Accounts payable and accrued expenses--
     (decrease)/increase...................     (11,315)     26,626     15,048
                                              ---------   ---------  ---------
      Total adjustments....................    (132,451)    280,595    248,818
                                              ---------   ---------  ---------
Net Cash Provided by Operating Activities..   $ 123,733   $ 159,624  $ 106,943
                                              =========   =========  =========


                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Years Ended May 31, 1999, 1998 and 1997 (Amounts in
                   thousands except subscriber and share data)

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)

 Property, plant and equipment

  Property, plant and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the following estimated useful lives of the assets:

Buildings....................................................... 15 - 25 years
Cable television transmission and distribution systems and
 related equipment..............................................  8 - 15 years
Miscellaneous equipment and furniture and fixtures..............  3 - 15 years


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

 Comprehensive income (loss)

  The Company applies the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting and display of comprehensive income, which is composed of net income (loss) and other comprehensive income or loss items, in a full set of general purpose financial statements. Other comprehensive income (loss) items for the Company include unrealized appreciation of marketable securities and foreign currency translation adjustments (1998 and 1997 only). Under generally accepted accounting principles, these other comprehensive income (loss) items are excluded from net income and reflected as a component of equity.

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)


 Loss per common share

  The Company applies the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128 Basic Earnings Per Share is calculated by dividing income (loss) applicable to common shares by weighted average common shares outstanding. Diluted Earnings Per Share reflects the potential dilution that could occur if potential common stock instruments of the Company were exercised, converted or issued.

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)


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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)


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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)

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

                 CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

            (Amounts in thousands except subscriber and share data)

  Operating results of Centennial and the Australian Operations for the years ended May 31, 1998 and 1997 are shown separately within the accompanying consolidated statements of operations under the caption "Loss from Discontinued Operations". The operating results of Centennial and the Australian Operations for the years ended May 31, 1998 and 1997 consist of the following:

 Centennial Cellular Corp.:

                                                          Years Ended May 31,
                                                          --------------------
                                                            1998       1997
                                                         ---------  ---------
Revenue.................................................. $ 237,501  $ 151,023
Costs and expenses.......................................  (250,802)  (177,080)
                                                          ---------  ---------
  Operating Loss.........................................   (13,301)   (26,057)
Income from equity investments...........................    13,069     15,180
Interest expense.........................................   (45,155)   (33,379)
Gain on sale of assets...................................         5      3,819
Income tax benefit.......................................    13,597      7,295
Minority interest in income of subsidiaries..............      (162)      (153)
                                                          ---------  ---------
  Net Loss (a)........................................... $ (31,947) $ (33,295)
                                                          =========  =========


 Australian Operations:

                                                           Years Ended May 31,
                                                           --------------------
                                                              1998       1997
                                                           ---------  ---------
Revenue................................................... $  35,257  $  33,248
Costs and expenses........................................   (54,672)   (89,073)
                                                           ---------  ---------
  Operating Loss..........................................   (19,415)   (55,825)
Interest expense..........................................   (10,547)    (9,634)
Other loss................................................    (2,373)    (4,258)
                                                           ---------  ---------
  Net Loss (a)............................................  $(32,335)  $(69,717)
                                                           =========  =========

--------
(a)  Prior to minority interest share of losses.

NOTE 4. Supplemental Disclosure of Non-Cash Investing and Financing Activities

  The table below summarizes non-cash reclassifications that occurred during the years ended May 31, 1999, 1998 and 1997. The reclassifications result primarily from the Company's acquisitions.


                                                     1999     1998      1997
                                                    -------  -------  --------
Marketable securities.............................. $(3,308) $ 7,333  $ (7,951)
Cable television franchises........................      --    5,000   (14,828)
Goodwill...........................................      --       --    14,828
                                                    -------  -------  --------
                                                    $(3,308) $12,333  $ (7,951)
                                                    =======  =======  ========
Current liabilities................................ $    --  $ 8,067  $  3,005
Minority interest..................................      --   (3,067)   (3,005)
Other stockholders' deficiency.....................  (3,308)   7,333    (7,951)
                                                    -------  -------  --------
                                                    $(3,308) $12,333  $ (7,951)
                                                    =======  =======  ========

                 CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

            (Amounts in thousands except subscriber and share data)

NOTE 5. Acquisitions

  During the three years ended May 31, 1999, the Company acquired the net assets of cable television systems as follows:

                                                            Amounts allocated to
                                                            --------------------
                                         Number of   Total    Cable    Property
                                          Systems  purchase television plant and
                                         Acquired    price  franchises equipment
                                         --------- -------- ---------- ---------

Year ended May 31, 1998.................      2    $69,650   $23,383    $24,647


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

                 CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

            (Amounts in thousands except subscriber and share data)

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

NOTE 7. Account Analysis

  Property, plant and equipment consists of the following:

                                                                 May 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Land.................................................... $    6,017  $    6,794
Buildings...............................................     33,381      33,175
Cable television and wireless telephone transmission
 and distribution systems and related equipment.........    997,422     908,513
Miscellaneous equipment and furniture and fixtures......     59,769      54,470
                                                         ----------  ----------
                                                          1,096,589   1,002,952

Less accumulated depreciation...........................   (510,896)   (436,987)
                                                         ----------  ----------
                                                         $  585,693  $  565,965
                                                         ==========  ==========


  Depreciation expense was approximately $101,370, $93,926 and $98,429 for the fiscal years ended May 31, 1999, 1998, and 1997, respectively. During fiscal 1999, 1998 and 1997 the Company wrote-off approximately $25,212, $42,476 and $117,855, respectively, of fully depreciated property, plant and equipment.

  Accrued expenses and other current liabilities consist of the following:

                                                                    May 31,
                                                               ----------------
                                                                  1999    1998
                                                               -------- -------
Accrued interest.............................................. $ 32,369 $33,249
Accrued other.................................................   57,231  42,459
Customer deposits & prepaids..................................   12,660  21,791
                                                               -------- -------
                                                               $102,260 $97,499
                                                               ======== =======

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

NOTE 8. Long-Term Debt

     Long-term debt consists of the following:

                                                                 May 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
Credit facility (a)...................................... $       -- $       --
Credit facility (b)......................................         --         --
9 1/2% Senior notes due 2000 (c).........................    150,000    150,000
9 3/4% Senior notes due 2002 (d).........................    200,000    200,000
Zero Coupon Senior discount notes due 2003 (e)...........    316,618    289,870
9 1/2% Senior notes due 2005 (f).........................    250,000    250,000
8 7/8% Senior Notes due 2007 (g).........................    250,000    250,000
8 3/4% Senior Notes due 2007 (h).........................    225,000    225,000
8 3/8% Senior Notes due 2017 (i).........................    100,000    100,000
8 3/8% Senior Notes due 2007 (j).........................    100,000    100,000
Senior Discount Notes due 2008, Series B (k).............    282,022    258,132
Subsidiary 9.47% Senior secured notes due 2002 (l).......     80,000    100,000
Subsidiary revolving credit and term loan (m)............     47,000     54,000
Subsidiary credit facility (n)...........................     42,000     52,000
Other....................................................         50        100
                                                          ---------- ----------
  Total debt.............................................  2,042,690  2,029,102
Current maturities.......................................     20,050     20,050
                                                          ---------- ----------
                                                          $2,022,640 $2,009,052
                                                          ========== ==========

--------
(a) On August 4, 1995, as amended August 12, 1996, CCC-I, Inc. ("CCC-I"), a subsidiary of the Company, entered into a three-year, $525,000 unsecured revolving credit facility which converts to a five year term loan. The interest rates payable on borrowings under the amended credit facility are based on, at the election of CCC-I, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.625% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.625% per annum based upon certain conditions. On August 31, 1999, the $525,000 of borrowing capacity terminates under the CCC-I credit facility. At May 31, 1999, no amounts were outstanding under the CCC-I credit facility.

   The agreement expires on August 31, 2004 and provides for mandatory principal repayments, among other possible reductions, in the following percentages:


                                      Last day   Last day  Last day   Last day
   Year                              of February  of May   of August of November
   ----                              ----------- -------- ---------- -----------
   1999.............................     --        --        --         4.00%
   2000.............................    4.00%     4.00%     4.00%       4.50%
   2001.............................    4.50%     4.50%     4.50%       5.25%
   2002.............................    5.25%     5.25%     5.25%       5.75%
   2003.............................    5.75%     5.75%     5.75%       5.50%
   2004.............................    5.50%     5.50%     5.50%        --

(b) On June 30, 1994, as amended August 12, 1996, CCC-II, Inc. ("CCC-II"), a subsidiary of the Company entered into a three-year $350,000 unsecured revolving credit facility which converts to a five-year term loan with a syndicate of banks led by Citibank, N.A. as agent for the syndicate. The interest rates payable

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

     on borrowings under the amended credit facility are based on, at the election of CCC-II, (a) the base rate of interest announced by Citibank, N.A. plus 0% to 0.5% per annum based upon certain conditions, or (b) the London Interbank Offering Rate plus 0.75% to 1.375% per annum based upon certain conditions. On August 31, 1999, the $350,000 of borrowing capacity terminates under the CCC-II credit facility. At May 31, 1999, no amounts were outstanding under the CCC-II credit facility.

   The agreement expires on August 31, 2004 and provides for mandatory principal repayments, among other possible reductions, in the following percentages:


                                      Last day   Last day  Last day   Last day
   Year                              of February  of May   of August of November
   ----                              ----------- -------- ---------- -----------
   1999.............................     --        --        --         2.50%
   2000.............................    2.50%     2.50%     2.50%       5.00%
   2001.............................    5.00%     5.00%     5.00%       5.00%
   2002.............................    5.00%     5.00%     5.00%       6.25%
   2003.............................    6.25%     6.25%     6.25%       6.25%
   2004.............................    6.25%     6.25%     6.25%        --

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

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

                 CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

            (Amounts in thousands except subscriber and share data)

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)

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

  The agreement expires on February 28, 2004 and provides for a reduction in the aggregate commitment, among other possible reductions, in the following amounts:


                                      Last day   Last day  Last day   Last day
   Year                              of February  of May   of August of November
   ----                              ----------- -------- ---------- -----------

   1998.............................   $   --     $   --    $1,875     $1,875
   1999.............................    1,875      1,875     2,500      2,500
   2000.............................    2,500      2,500     3,125      3,125
   2001.............................    3,125      3,125     3,750      3,750
   2002.............................    3,750      3,750     3,750      3,750
   2003.............................    3,750      3,750     6,667      6,667
   2004.............................    6,666         --        --         --


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


                                     Last day Last day   Last day     Last day
   Year                              of March of June   of September of December
   ----                              -------- -------- ------------- -----------

   2000.............................   --      2.33%       2.33%        2.33%
   2001.............................  4.00%    4.00%       4.00%        4.00%
   2002.............................  5.00%    5.00%       5.00%        5.00%
   2003.............................  5.25%    5.25%       5.25%        5.25%
   2004.............................  7.13%    7.13%       7.13%        7.13%
   2005.............................  7.50%     --          --           --


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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)

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

  The aggregate annual principal payments related to continuing operations for the next five years and thereafter are summarized as follows (amounts in thousands):


   2000............................................................. $   20,050
   2001.............................................................    174,620
   2002.............................................................    239,140
   2003.............................................................    487,505
   2004.............................................................     29,607
   2005.............................................................  1,542,128
                                                                     ----------
                                                                      2,493,050
   Less: unamortized discount.......................................   (450,360)
                                                                     ----------
                                                                     $2,042,690
                                                                     ==========


  At May 31, 1999, the Company and its subsidiaries were in compliance with all covenants of the above noted agreements.

NOTE 9. Commitments and Contingencies

 Leases

  At May 31, 1999, the Company's approximate annual lease obligations and expenses (under operating leases) were as follows:

Pole rentals............................................................ $3,377
Vehicles and equipment..................................................    649
Antenna site and property access........................................    507
Warehouse, studio and office............................................  4,260
                                                                         ------
                                                                         $8,793
                                                                         ======


  The above leases are substantially all short-term or cancelable by either party upon notice.

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)


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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

  The following table presents changes in the Company's stockholders' equity for the years ended May 31, 1999, 1998 and 1997.


                                 Common Stock
                     --------------------------------------
                          Class A            Class B        Additional                            Total     Comprehensive
                     ------------------ -------------------  Paid-in   Accumulated            Stockholders'    Income
                       Shares   Dollars   Shares    Dollars  Capital     Deficit     Other     Deficiency      (Loss)
                     ---------- ------- ----------  ------- ---------- ----------- ---------  ------------- -------------

Balance at June 1,
 1996.............   59,946,280  $599   45,406,115   $454    $178,427   $(507,168) $(120,325)   $(448,013)
Shares issued in
 connection with
 employee incentive
 plans............      711,490     7       25,000              4,294                   (346)       3,955
Class A shares
 purchased
 by the Company...                                                                    (2,359)      (2,359)
Class B shares
 converted to
 Class A shares...      305,000     3     (305,000)    (3)                                             --
Class A shares
 issued in
 connection
 with acquisitions..  1,732,357    18                             (18)                                 --
Subsidiary
 preferred stock
 dividends........                                             (4,850)                             (4,850)
Foreign currency
 translation
 adjustment.......                                                                       462          462     $     462
Change in
 unrealized
 appreciation of
 marketable
 securities.......                                                                    (7,950)      (7,950)       (7,950)
Income tax
 benefit--
 subsidiary stock
 options exercised..                                            1,987                               1,987
Net loss..........                                                       (141,875)               (141,875)     (141,875)
                     ----------  ----   ----------   ----    --------   ---------  ---------    ---------     ---------
Balance at May 31,
 1997.............   62,695,127  $627   45,126,115   $451    $179,840   $(649,043) $(130,518)   $(598,643)    $(149,363)
                                                                                                              =========
Share issued in
 connection with
 employee incentive
 plans............      589,761     6                           4,278                    255        4,539
Class A Shares
 purchased
 by the Company...                                                                   (12,576)     (12,576)
Class B shares
 converted to
 Class A shares...    2,400,000    24   (2,400,000)   (24)                                             --
Subsidiary
 preferred stock
 dividends........                                             (5,225)                             (5,225)
Change in
 unrealized
 appreciation of
 marketable
 securities.......                                                                     7,333        7,333     $   7,333
Foreign currency
 translation
 transferred
 to discontinued
 operations.......                                                                       291          291           291
Net loss..........                                                       (120,971)               (120,971)     (120,971)
                     ----------  ----   ----------   ----    --------   ---------  ---------    ---------     ---------
Balance at May 31,
 1998.............   65,684,888  $657   42,726,115   $427    $178,893   $(770,014) $(135,215)   $(725,252)    $(113,347)
                                                                                                              =========
Shares issued in
 connection with
 employee
 incentive plans..    1,118,391    11       25,000             12,341                 (3,790)       8,562
Class A Shares
 purchased
 by the Company
 from employees...                                                                    (1,505)      (1,505)
Class B shares
 converted to
 Class A shares...      429,056     4     (429,056)    (4)                                             --
Change in
 unrealized
 appreciation of
 marketable
 securities.......                                                                    (3,308)      (3,308)    $  (3,308)
Net income........                                                        256,184                 256,184       256,184
                     ----------  ----   ----------   ----    --------   ---------  ---------    ---------     ---------
Balance at May 31,
 1999.............   67,232,335  $672   42,322,059   $423    $191,234   $(513,830) $(143,818)   $(465,319)    $ 252,876
                     ==========  ====   ==========   ====    ========   =========  =========    =========     =========












                                                          May 31,
                                              -------------------------------
                                                1999       1998       1997
                                              ---------  ---------  ---------
Other stockholders' deficiency items:
Treasury stock............................... $(154,202) $(152,697) $(140,121)
Unrealized appreciation of marketable
 securities..................................    16,888     20,196     12,863
Foreign currency translation adjustment......        --         --       (291)
Unearned compensation on restricted stock....    (6,504)    (2,714)    (2,969)
                                              ---------  ---------  ---------
                                              $(143,818) $(135,215) $(130,518)
                                              =========  =========  =========
Accumulated other comprehensive income:
Accumulated other comprehensive income--
 beginning of year........................... $  20,196  $  12,572  $  20,060
Foreign currency translation adjustment......        --        291        462
Change in unrealized appreciation of
 marketable securities.......................    (3,308)     7,333     (7,950)
                                              ---------  ---------  ---------
Accumulated other comprehensive income--end
 year........................................ $  16,888  $  20,196  $  12,572
                                              =========  =========  =========

                 CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

            (Amounts in thousands except subscriber and share data)


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


  The provisions (benefits) from continuing and discontinued operations for income taxes are summarized as follows:



                                                        Year Ended May 31,
                                                     --------------------------
                                                      1999     1998      1997
                                                     ------- --------  --------
Current............................................. $12,165 $  7,984  $  7,486
Deferred............................................     121  (22,205)  (38,144)
                                                     ------- --------  --------
                                                     $12,286 $(14,221) $(30,658)
                                                     ======= ========  ========


  Income tax expense (benefit) is included in the Company's consolidated financial statements as follows:


                                                         Year Ended May 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Continuing operations............................ $(13,453) $   (624) $(23,363)
Discontinued operations..........................   25,739   (13,597)   (7,295)
                                                  --------  --------  --------
                                                  $ 12,286  $(14,221) $(30,658)
                                                  ========  ========  ========


  Deferred income taxes result primarily from nondeductible depreciation and amortization resulting from book and tax basis differences of certain acquired subsidiaries.

  The effective income tax rate of the Company's continuing operations differs from the statutory rate as a result of the effect of the following items:



                                                       Year Ended May 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------

Computed tax benefit at federal statutory rate on
 loss from continuing operations before income
 taxes and minority interest.....................  $(20,347) $(23,383) $(24,586)
Computed tax benefit of Unconsolidated Tax
 Group...........................................    (8,761)   (7,006)   (3,600)
Recognized tax benefit of Unconsolidated Tax
 Group...........................................     9,197     2,014     2,155
Nondeductible amortization resulting from
 acquired subsidiaries...........................     1,192     1,192     1,131
Non-deductible compensation and Merger costs.....     4,658        --        --
State and local income taxes, net of federal
 income tax effect...............................    (1,434)   (4,622)   (3,782)
Tax benefits related to net operating, capital
 loss and tax credit carryforwards not recognized
 and changes in valuation allowance..............     1,971    30,998     5,284
Other............................................        71       183        35
                                                   --------  --------  --------
                                                   $(13,453) $   (624) $(23,363)
                                                   ========  ========  ========

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             (Amounts in thousands except subscriber and share data)

  Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and (liabilities) are as follows:



                                                            Year Ended May 31,
                                                            -------------------
                                                              1999      1998
                                                            --------  ---------
Deferred Tax Assets:
  Tax loss and credit carryforward......................... $184,099  $ 224,083
  Basis difference in investments..........................       --     64,447
  Valuation allowance......................................  (89,584)  (193,626)
                                                            --------  ---------
                                                            $ 94,515  $  94,904
                                                            ========  =========
Deferred Tax Liabilities:
  Amortization of intangible assets........................ $ 30,210  $  32,099
  Depreciation of fixed assets.............................   69,596     67,975
                                                            --------  ---------
                                                            $ 99,806  $ 100,074
                                                            ========  =========
Net deferred tax liabilities............................... $  5,291  $   5,170
                                                            ========  =========


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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

NOTE 12. Joint Ventures

     The combined operations and certain other information related to the 50% indirectly owned Century Venture Corp. and Subsidiaries, Century-ML Cable Venture and Subsidiary and Citizens Century Cable Television Venture included in the consolidated financial statements of the Company are as follows:

                                                           Year Ended May 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Combined Statement of Operations Data
Revenues.................................................. $ 132,365  $ 122,543
Costs and expenses:
  Costs of services.......................................    40,051     34,781
  Selling, general and administrative.....................    21,327     21,272
  Depreciation and amortization...........................    35,874     30,638
                                                           ---------  ---------
                                                              97,252     86,691
                                                           ---------  ---------
Operating Income..........................................    35,113     35,852
Gain on sale of assets....................................    (5,497)        --
Interest expense..........................................    15,579     15,833
                                                           ---------  ---------
Income before taxes.......................................    25,031     20,019
Income tax provision......................................     9,257      2,356
                                                           ---------  ---------
  Net Income.............................................. $  15,774  $  17,663
                                                           =========  =========
Combined Balance Sheet Data
Property, plant and equipment--net........................ $ 142,221  $ 136,866
Total assets..............................................   371,003    389,495
Long-term debt............................................   169,000    206,000
Total liabilities.........................................   221,675    255,940


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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

years ended May 31, 1999, 1998 and 1997 at an exercise price of $20.9375, $7.75 and $7.00 per share, respectively. As of May 31, 1999, 9,000 options were outstanding under the Directors' Option Plan, of which 2,400 were exercisable.

     A summary of the status of the Company's stock options as of May 31, 1997, 1998 and 1999 and changes during the years then ended is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Number     Price
                                                            ----------  --------
 1997 Outstanding at June 1, 1996........................    2,646,514   $ 7.73
      Granted............................................    2,915,909     6.70
      Exercised..........................................     (401,440)    5.46
      Canceled...........................................   (1,703,933)    8.69
                                                            ----------
      Outstanding at May 31, 1997........................    3,457,050     6.66
 1998 Granted............................................       10,000     6.44
      Exercised..........................................     (340,836)    6.34
      Canceled...........................................     (242,415)    6.66
                                                            ----------
      Outstanding at May 31, 1998........................    2,883,799     6.70
 1999 Granted............................................      118,000    18.85
      Exercised..........................................     (816,098)    6.39
      Canceled...........................................      (59,003)    9.75
                                                            ----------
      Outstanding at May 31, 1999........................    2,126,698     7.41
                                                            ==========

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

     The following table summarizes information about the Company's options outstanding at May 31, 1999:

 Range of     Number    Weighted Average    Weighted      Number       Weighted
 Exercise   Outstanding    Remaining        Average     Exercisable    Average
  Prices    at 5/31/99  Contractual Life Exercise Price at 5/31/99  Exercise Price
 --------   ----------- ---------------- -------------- ----------- --------------
 $ 4.00--
 $ 5.375        21,220     7.91 Years        $ 5.14          2,660      $ 4.99
 $ 6.25--
 $ 8.6875    2,012,478     4.27 Years        $ 6.84      1,266,218      $ 6.79
 $14.38         40,000     8.92 Years        $14.38          8,000      $14.38
 $20.94--
 $24.875        53,000     8.96 Years        $24.65             --          --
 ---------   ---------     ----------        ------      ---------      ------
 $ 4.00--
 $24.875     2,126,698     4.51 Years        $ 7.41      1,276,878      $ 6.83
 =========   =========     ==========        ======      =========      ======

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

  The estimated fair value of the Company's options granted during fiscal 1998 was immaterial. The fair value of options granted during fiscal 1999 and 1997 were $6.96 per share and $2.29 per share, respectively.

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)


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


                                                 1999      1998       1997
                                               --------  ---------  ---------
Consolidated net income (loss) applicable to
 common shares:
  As reported:
  Loss from continuing operations............. $(58,106) $ (83,107) $ (58,715)
  Loss from discontinued operations...........       --    (43,089)   (80,428)
  Gain on sale of discontinued operations.....  314,290         --         --
                                               --------  ---------  ---------
  Income (loss) before extraordinary item.....  256,184   (126,196)  (139,143)
  Extraordinary item..........................       --         --     (7,582)
                                               --------  ---------  ---------
  Net income (loss)........................... $256,184  $(126,196) $(146,725)
                                               ========  =========  =========
  Pro forma:
  Loss from continuing operations............. $(59,764) $ (84,540) $ (59,424)
  Loss from discontinued operations...........       --    (43,089)   (80,428)
  Gain on sale of discontinued operations.....  314,290         --         --
                                               --------  ---------  ---------
  Income (loss) before extraordinary item.....  254,526   (127,629)  (139,852)
  Extraordinary item..........................       --         --     (7,582)
                                               --------  ---------  ---------
  Net income (loss)........................... $254,526  $(127,629) $(147,434)
                                               ========  =========  =========
Consolidated net income (loss) per common
 share--basic & diluted:
  As reported:
  Loss from continuing operations............. $   (.77) $   (1.11) $    (.78)
  Loss from discontinued operations...........       --       (.58)     (1.08)
  Gain on sale of discontinued operations.....     4.18         --         --
                                               --------  ---------  ---------
  Income (loss) before extraordinary item.....     3.41      (1.69)     (1.86)
  Extraordinary item..........................       --         --       (.10)
                                               --------  ---------  ---------
  Net income (loss) per common share.......... $   3.41  $   (1.69) $   (1.96)
                                               ========  =========  =========
  Pro forma:
  Loss from continuing operations............. $   (.79) $   (1.13) $    (.79)
  Loss from discontinued operations...........       --       (.58)     (1.08)
  Gain on sale of discontinued operations.....     4.18         --         --
                                               --------  ---------  ---------
  Income (loss) before extraordinary item.....     3.39      (1.71)     (1.87)
  Extraordinary item..........................       --         --      (0.10)
                                               --------  ---------  ---------
  Net income (loss) per common share.......... $   3.39  $   (1.71) $   (1.97)
                                               ========  =========  =========


                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

  The fair values of options granted during fiscal 1999 and 1997 were estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used:


                                                                 May 31, May 31,
                                                                  1999    1997
                                                                 ------- -------
Expected volatility.............................................  46.12%  40.82%
Risk free interest rate.........................................   5.75%      6%
Expected lives of option grants................................. 3 Years 3 Years

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)

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

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)


NOTE 16. Quarterly Financial Information (Unaudited)


                                              Three Months Ended
                                 ---------------------------------------------
                                 August 31, November 30, February 28, May 31,
                                    1996        1996         1997       1997
                                 ---------- ------------ ------------ --------

Revenues.......................   $112,728    $115,172     $113,542   $118,204
Operating income (loss)........     24,648      22,668       24,332     16,195
Loss from continuing
 operations....................    (10,004)     (8,698)     (13,963)   (21,200)
Loss from discontinued
 operations....................    (51,208)     (8,559)      (9,405)   (11,256)
Loss from extraordinary item...         --          --           --     (7,582)
Net loss.......................    (61,212)    (17,257)     (23,368)   (40,038)
Loss from continuing operations
 per common share--basic.......       (.15)       (.13)        (.20)      (.30)
Loss from discontinued
 operations per common share--
 basic.........................       (.69)       (.12)        (.13)      (.14)
Loss from extraordinary item
 per common share--basic.......         --          --           --       (.10)
Net loss per common share--
 basic (1).....................       (.84)       (.25)        (.33)      (.54)


                                              Three Months Ended
                                 ---------------------------------------------
                                 August 31, November 30, February 28, May 31,
                                    1997        1997         1998       1998
                                 ---------- ------------ ------------ --------

Revenues.......................   $119,564    $121,322     $120,725   $123,125
Operating income...............     24,589      24,193       24,941     30,745
Loss from continuing
 operations....................    (15,376)    (19,784)     (22,266)   (20,456)
Loss from discontinued
 operations....................     (9,193)    (23,828)      (6,852)    (3,216)
Net loss.......................    (24,569)    (43,612)     (29,118)   (23,672)
Loss from continuing operations
 per common share--basic.......       (.22)       (.28)        (.32)      (.29)
Loss from discontinued
 operations per common share--
 basic.........................       (.12)       (.32)        (.09)      (.05)
Net loss per common share--
 basic(1)......................       (.34)       (.60)        (.41)      (.34)



                                              Three Months Ended
                                 ---------------------------------------------
                                 August 31, November 30, February 28, May 31,
                                    1998        1998         1999       1999
                                 ---------- ------------ ------------ --------

Revenues.......................   $126,716    $129,732     $131,278   $131,858
Operating income...............     30,826      28,981       29,075     37,234
Income (loss) from continuing
 operations....................    (20,838)    (25,125)       5,971    (18,114)
Gain on sale of discontinued
 operations....................         --          --      312,142      2,148
Net income (loss)..............    (20,838)    (25,125)     318,113    (15,966)
Income (loss) from continuing
 operations per common share--
 basic.........................       (.28)       (.33)         .08       (.24)
 --diluted.....................       (.28)       (.33)         .08       (.24)
Gain on sale of discontinued
 operations per common share--
 basic.........................         --          --         4.15        .03
 --diluted.....................         --          --         4.08        .03
Net income (loss) per common
 share--basic(1)...............       (.28)       (.33)        4.23       (.21)
 --diluted (1).................       (.28)       (.33)        4.16       (.21)

--------
(1) See Note 1 Loss per common share.

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

             (Amounts in thousands except subscriber and share data)


NOTE 17. Subsequent Event

  On August 26, 1999, CCC-I and CCC-II borrowed $525,000 and $350,000, respectively, under the CCC-I and CCC-II credit facilities (See Note 8) and has invested these proceeds in short-term time deposits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended May 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of September, 1999.

                                       CENTURY COMMUNICATIONS CORP.



                                       By: /s/ Leonard Tow
                                           _________________________________
                                               LEONARD TOW
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1999 has been signed below by the following persons in the capacities indicated on the 23rd day of September, 1999.



/s/ Leonard Tow
-----------------------------------------------------         Chief Executive Officer (principal executive
LEONARD TOW                                                   officer), Chairman and Director

/s/ Scott N. Schneider
-----------------------------------------------------         Senior Vice President, Chief Financial Officer,
SCOTT N. SCHNEIDER                                            Treasurer (principal financial officer and
                                                              principal accounting officer) and Director


/s/ Bernard P. Gallagher                                      President and Chief Operating Officer and
-----------------------------------------------------         Director
BERNARD P. GALLAGHER


/s/ William Kraus                                             Director
-----------------------------------------------------
WILLIAM KRAUS


/s/ Claire Tow                                                Director
-----------------------------------------------------
CLAIRE TOW


/s/ David Z. Rosensweig                                       Director
-----------------------------------------------------
DAVID Z. ROSENSWEIG


/s/ John P. Cole, Jr.                                         Director
-----------------------------------------------------
JOHN P. COLE, JR.


                                                              Director
-----------------------------------------------------
MICHAEL G. HARRIS


/s/ David R. Miller                                           Director
-----------------------------------------------------
DAVID R. MILLER
