Form 10-Q
period 1999-08-31
ARAHOVA COMMUNICATIONS INC
filed 1999-10-15
CIK 785080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended August 31, 1999
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from         to
                         Commission file number 0-16899

                          ARAHOVA COMMUNICATIONS, INC.
              (Successor by Merger to Century Communications Corp.)
             (Exact name of registrant as specified in its charter)

             Delaware                                        25-1844576
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                              One North Main Street
                      Coudersport, Pennsylvania 16915-1141
          (Address of principal executive offices, including zip code)
                                 (814) 274-9830
              (Registrant's telephone number, including area code)

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

Common Stock -1,000 outstanding shares as of  October 11, 1999

                                EXPLANATORY NOTE

     On October 1, 1999 Century Communications Corp. ("Century") was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia Communications Corporation. ("Adelphia"). Upon filing of the Certificate of Merger with the Delaware Secretary of State on October 1, 1999, the Merger Sub's corporate name was changed to Arahova Communications, Inc. ("Arahova"). This quarterly report on Form 10-Q filed by Arahova thus represents financial information for Century for the quarter ended August 31, 1999. For historical information regarding Century/Arahova, please see the filings made by Century prior to the date of this filing.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Amounts in Thousands)

                                                                     August 31,
                                                                        1999           May 31,
                                                                     (Unaudited)        1999
                                                                    ------------       -------
ASSETS

Current assets:

         Cash and short-term investments                           $  1,481,862     $  626,155

         Accounts receivable less allowance for doubtful
             accounts of $2,165 and $3,311, respectively                 27,466         16,775

         Prepaid expenses and other current assets                        4,980          3,705

         Investment in marketable equity securities                      56,531         49,143
                                                                   ------------      ---------
         Total current assets                                         1,570,839        695,778

Property, plant and equipment - net                                     593,640        585,693

Investment in marketable equity securities                               28,441         25,756

Debt issuance costs, less accumulated amortization of $23,969
     and $22,464, respectively                                           25,552         27,057

Cable television franchises, less accumulated amortization of
     $374,040 and $361,498, respectively                                283,816        296,280

Excess of purchase price over value of net assets acquired, less
     accumulated amortization of $44,249 and $43,001, respectively      157,621        158,869

Other assets                                                             11,083         10,866
                                                                    -----------    -----------
                                                                    $ 2,670,992    $ 1,800,299
                                                                    -----------    -----------
                                                                    -----------    -----------





                 See notes to consolidated financial statements

                          CENTURY COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                    Amounts in Thousands (Except Share Data)

                                                                         August 31,
                                                                          1999         May 31,
                                                                        (Unaudited)     1999
                                                                        -----------    -------

LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIENCY

Current liabilities:
         Current maturities of long-term debt                         $  290,030    $   20,050
         Accounts payable                                                 36,984        35,053
         Accrued expenses and other current liabilities                  254,087       102,260
                                                                      ----------     ---------
              Total current liabilities                                  581,101       157,363

Long-term debt                                                         2,640,008     2,022,640
Deferred income taxes                                                      5,492         5,290
Minority interest in subsidiaries                                         78,073        74,915
Other deferred income                                                      5,350         5,410

Commitments and contingencies (See Notes)

Common stockholders' deficiency:
         Common stock, par value $.01 per share:
         Class A, authorized 400,000,000 shares,
            issued, 67,554,551 and  67,232,335 shares,
            respectively, and outstanding  33,701,226 and
            33,423,167 shares, respectively                                  675           672
         Class B, authorized 300,000,000 shares, issued and
            outstanding 42,322,059 shares                                    423           423
         Additional paid-in capital                                      193,209       191,234
         Other, including  33,853,325 and  33,809,168  treasury
            shares, respectively                                        (129,374)     (143,818)
         Accumulated deficit                                            (703,965)     (513,830)
                                                                      ----------     ---------
                  Total common stockholders' deficiency                 (639,032)     (465,319)
                                                                      ----------     ---------
                                                                      $2,670,992    $1,800,299
                                                                      ----------     ---------
                                                                      ----------     ---------




                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    Amounts in Thousands (Except Share Data)

                                                                                           Three Months Ended August 31,
                                                                                            1999                 1998
                                                                                            ----                 ----
Revenue                                                                                 $  139,804            $  126,716
                                                                                        ----------            ----------
Costs and expenses:
     Cost of services                                                                       28,325                27,153
     Selling, general and administrative                                                    32,164                29,128
     Depreciation and amortization                                                          39,828                39,609
     Merger costs                                                                          173,411                     -
                                                                                        ----------            ----------
                                                                                           273,728                95,890
                                                                                        ----------            ----------

Operating loss                                                                            (133,924)               30,826
Interest expense                                                                            48,357                47,929
Gain (loss) on sale of assets                                                                    -                 5,542
Other income                                                                                   240                     -
                                                                                        ----------            ----------
Loss before income tax expense
     and minority interest                                                                (182,041)              (11,561)

Income tax expense                                                                           4,010                 4,785
                                                                                        ----------            ----------

Loss before minority interest                                                             (186,051)              (16,346)

Minority interest in income of subsidiaries                                                 (4,084)               (4,492)
                                                                                        ----------            ----------

     Net loss                                                                          $  (190,135)           $  (20,838)
                                                                                        ----------            ----------
                                                                                        ----------            ----------
Net loss per common share - basic and diluted                                          $     (2.51)           $     (.28)
                                                                                        ----------            ----------
                                                                                        ----------            ----------

Weighted average number of common shares
     outstanding during the period - basic and diluted                                  75,832,000            74,775,000
                                                                                        ----------            ----------
                                                                                        ----------            ----------




                 See notes to consolidated financial statements

                        CENTURY COMMUNICATIONS CORP.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                           Amounts in Thousands


                                                                               Three Months Ended August 31,
                                                                             --------------------------------
                                                                                 1999                1998
                                                                             ----------          ------------
OPERATING ACTIVITIES:
         Cash  received from subscribers and others                          $  165,659          $  150,159
         Cash paid to suppliers, employees and
             governmental agencies                                             (115,347)            (87,534)
         Interest paid                                                          (34,381)            (35,573)
                                                                             ----------          ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                         15,931              27,052
                                                                             ----------          ------------

INVESTING ACTIVITIES:
         Capital expenditures                                                   (33,940)            (23,412)
         Cable television franchise expenditures                                    (80)                (77)
         Acquisition of other assets                                               (217)             (1,792)
         Sale of radio stations                                                       -              11,538
                                                                             ----------          ------------
               NET CASH USED IN INVESTING ACTIVITIES                            (34,237)            (13,743)
                                                                             ----------          ------------

FINANCING ACTIVITIES:
         Proceeds from long-term borrowings                                     875,000                    -
         Principal payments on long-term debt                                    (1,000)             (7,000)
         Purchase of treasury stock                                              (1,965)             (1,041)
         Issuance of common stock                                                 1,978               2,305
                                                                             ----------          ------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               874,013              (5,736)
                                                                             ----------          ------------

NET INCREASE IN CASH AND SHORT-TERM
         INVESTMENTS - CONTINUING OPERATIONS                                    855,707               7,573
CASH FLOWS OF DISCONTINUED OPERATIONS - NET                                           -               1,776
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
         OF PERIOD                                                              626,155             285,498
                                                                             ----------          ------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                              $1,481,862          $  294,847
                                                                             ----------          ------------
                                                                             ----------          ------------


                 See notes to consolidated financial statements

                        CENTURY COMMUNICATIONS CORP.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (CONTINUED)

                               (Unaudited)
                           Amounts in Thousands


                                                                           Three Months Ended August 31,
                                                                          -------------------------------
                                                                             1999                1998
                                                                          ---------           ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
         BY OPERATING ACTIVITIES

NET LOSS                                                                 $ (190,135)         $  (20,838)
                                                                          ---------           ---------

Adjustments to reconcile net loss to net cash provided by operating activities:

         Depreciation and amortization                                       39,828              39,609
         Minority interest in income of subsidiaries -
                  continuing operations                                       4,084               4,492
         Deferred income taxes                                                  202                   -
         Amortization of restricted stock                                     6,504                   -
         Non cash interest charges                                           14,810              13,923
         Gain on sale of assets and other                                      (473)             (5,890)
         Change in assets and liabilities net of effects of acquired cable television systems:
                     Accounts receivable - (increase)                       (10,691)            (10,062)
                     Prepaid expenses and other current assets - (increase)  (1,275)             (1,019)
                     Accounts payable and accrued expenses - increase       153,077               6,837
                                                                          ---------           ---------
                                             Total adjustments              206,066              47,890
                                                                          ---------           ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                $   15,931          $   27,052
                                                                          ---------           ---------
                                                                          ---------           ---------



                 See notes to consolidated financial statements

                  CENTURY COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

            (Amounts in thousands, except subscriber and share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of Century Communications Corp. and subsidiaries ("Century") or ("the Predecessor Corporation") as of August 31, 1999 and the results of its consolidated operations and cash flows for the periods ended August 31, 1999 and 1998. The August 31, 1999 and 1998 financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in Century's May 31, 1999 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. Certain reclassifications have been made to prior period balances to conform with the current period's presentation. The consolidated balance sheet at May 31, 1999 is audited.

NOTE 2.  MERGER TRANSACTION

On October 1, 1999, Adelphia Communications Corporation ("Adelphia"), a Delaware corporation, and Century, a New Jersey corporation, consummated a merger ("the Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999 by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. The Merger Sub is sometimes referred to herein as the "Successor Corporation". The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein,"the Company" refers to the Predecessor Corporation as well as the Merger Sub, as the Successor to the Predecessor Corporation.

Pursuant to the terms of the Merger Agreement, and subject to the limitations set forth below, each issued and outstanding share of Class A common stock, par value $.01 per share, of Century ("Century Class A Common Stock") was converted, at the option of the holder, into the right to receive either (1) $44.14 in cash, or (2) 0.77269147 shares of Class A common stock, par value $.01 per share of Adelphia ("Adelphia Class A Common Stock"). Subject to the limitations set forth below, each issued and outstanding share of Class B common stock, par value $.01 per share, of Century ("Century Class B Common Stock") was converted, at the option of the holder, into the right to receive either (1) $48.14 in cash, or (2) 0.84271335 shares of Adelphia Class A Common Stock.

The aggregate number of shares of Century's Class A Common Stock converted into the right to receive cash in the Merger was limited to 20.76% of the number of shares of Century's Class A Common Stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of the Century's Class A Common Stock converted into shares of Adelphia Class A Common Stock in the Merger was limited to 79.24% of the number of such shares of Century's Class A Common Stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of Century's Class B Common Stock converted into the right to receive cash in the Merger was limited to 24.54% of the number of shares of Century's Class B Common Stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of Century's Class B Common Stock converted into the right to receive shares of Adelphia Class A Common Stock in the Merger was limited to 75.46% of the number of shares of Century's Class B Common Stock outstanding immediately prior to the effective time of the Merger.

Century Class A Common stockholders made stock elections for an amount of Adelphia Class A Common Stock exceeding the amount available to such holders. As a result, holders of Century Class A Common Stock who elected to receive Adelphia Class A Common Stock will receive 86.42% of their consideration in Adelphia Class A Common Stock, or approximately 0.6678 of a share of Adelphia Class A Common Stock, and 13.58% of their consideration in cash, or approximately $5.99, for each share of Century Class A Common Stock, without interest. Holders of Century Class A Common Stock who elected to receive cash will receive $44.14 per share, without interest. Adelphia's transfer agent, American Stock Transfer & Trust Company, began to mail checks and stock certificates on October 12, 1999.

Century Class B common stockholders made stock elections for amounts of cash and Adelphia Class A common stock equal to the amounts available to such holders. As a result, holders of Century Class B common stock who elected to receive Adelphia Class A common stock will receive 0.84271335 of a share of Adelphia Class A common stock for each share of Century Class B common stock, and holders of Century Class B common stock who elected to receive cash will receive $48.14 per share, without interest.

Also pursuant to the terms of the Merger Agreement, each outstanding option to purchase shares of Century Class A Common Stock granted under Century's 1993 Non-Employee Directors' Stock Option Plan, the 1994 Stock Option Plan, and all other similar plans or arrangements (collectively "Option Plans"), whether or not previously exercisable or vested, became fully exercisable and vested. Option holders were given the option to exercise immediately prior to the Merger or to rollover their options. Furthermore, all restricted shares of Century Class A Common Stock issued pursuant to the 1992 Management Equity Incentive Plan became fully vested and ceased to be restricted.

On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of Century's Class A Common stockholders on behalf of himself and all others similarly situated naming Century's Class B Common stockholders and all of Century's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted Century's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger.

At the effective time of the Merger, Adelphia purchased Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $157,500, comprised of approximately $27,700 in cash, approximately 1.85 million shares of Adelphia Class A Common Stock and the assumption of indebtedness. This joint venture served approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens.

In addition, Century sold its shares of Class A Common Stock of Citizens to Dr. Leonard Tow, Chairman and Chief Executive Officer of the Company, at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate purchase price was approximately $39,800. At August 31, 1999, this investment is recorded on the Company's books at $56,531. Upon completion of the Merger, the Company will record a loss equal to the difference between the fair market value of the shares and the sales price of the shares as determined by the Merger Agreement. As of August 31, 1999, these shares constituted approximately 2% of the outstanding stock of Citizens.

NOTE 3. MARKETABLE EQUITY SECURITIES

In fiscal 1999, the Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of United International Holdings, Inc. ("UIH"), the Company's 25% ownership interest in XYZ Entertainment Pty. Limited ("XYZ") for approximately $24,600. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock ("UIH Convertible Stock") which is convertible at any time into approximately ten shares of UIH Class A Common Stock for each share of UIH Convertible Stock, at a conversion price of $21.25 per share. The Company could not sell, assign, pledge, transfer or otherwise convey any of these UIH securities prior to September 11, 1999.

Also in fiscal 1999, East Coast Pay Television Pty. Limited ("ECT") sold substantially all of its operating assets to Austar Entertainment Pty Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of UIH Convertible Stock. ECT has finalized the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT (including the Company) entered into an Intercreditor Agreement pursuant to which substantially all of the remaining assets of ECT have been distributed among them and the Company has received 5,652 units of UIH Convertible Stock, of which 1,156 units were transferred to the ECT minority interest shareholders during the three months ended August 31, 1999. The Company could not sell, assign, pledge, transfer or otherwise convey any of the remaining 4,496 units of UIH Convertible Stock until July 9, 1999. During the three months ended August 31, 1999, the Company recorded an increase in unrealized appreciation of approximately $2,500 related to a mark-to-market adjustment for these units of UIH Convertible Stock , all of which were held as of August 31, 1999.

At August 31, 1999, the Company held a total of 121,413 units of UIH Convertible Stock, including accrued stock dividends. The closing price of the UIH Class A Common Stock on the Nasdaq National Market was $73.25.

NOTE 4.  REVENUE RECOGNITION

Revenue includes earned subscriber service revenue and charges for installation and connections, net of programmers' share of pay television revenue. Such programmers' share netted against service income amounted to $39,236 and $35,586 for the three months ended August 31, 1999 and 1998, respectively. Also included within revenue was investment income of $8,270 and $3,899 for the three months ended August 31, 1999 and 1998, respectively.

NOTE 5. DISPOSITION

In June 1998, Century-ML Cable Venture, a 50% owned joint venture partnership between the Company and ML Media Partners, L.P., sold substantially all of the assets of its two radio stations for approximately $11,500. The Company recorded a pre-tax gain of $5,506 in relation to the sale of these two radio stations during the three months ended August 31, 1998.

NOTE 6. PENDING ACQUISITION

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

NOTE 7.  LONG-TERM DEBT

At August 31, 1999, the Company's public debt securities of approximately $1,887,000 in the aggregate have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 1 to 18 1/4 years. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity. On October 1, 1999, Arahova executed supplemental indentures in relation to the public debt wherein it expressly assumed payment obligations on Century's public debt securities.

Certain subsidiaries of the Company had four credit facilities (the CCC-I, CCC-II, Century Venture Corp. and CCCTV credit facilities) with $1,155,000 of total potential credit availability of which $963,000 was outstanding at August 31, 1999, including an aggregate of $875,000 borrowed under the CCC-I and CCC-II credit facilities on August 26, 1999. The $875,000 of proceeds were invested by CCC-I and CCC-II in short-term time deposits.

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

At August 31, 1999 and as of October 15, 1999, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Cable Modem Services

The Company is presently in the initial deployment stage of high-speed cable modem services. On May 1, 1998, the Company entered into an agreement with @Home Network ("@Home"), a provider of high-speed internet services via cable infrastructure, to deliver high-speed internet services in certain of the Company's markets covering approximately 1,315,000 homes passed. The agreement has a term of six years and contains mutual exclusivity provisions relating to the provision of high-speed internet services in certain of the Company's systems covering the same approximately 1,315,000 homes passed. In connection with the agreement, the Company has received a warrant to purchase 5,260,000 shares of @Home's Series A Common Stock at an exercise price equal to $5.25 per share, subject to adjustment. The warrant becomes exercisable on a schedule based upon and subject to the commercial deployment (as defined) of the @Home services by the Company, which must be certified by the Company and @Home on or after March 31 of each year during the term of the warrant for the 12 month period ending March 31. As of both March 31, 1999 and August 31, 1999 no portion of the warrant had become exercisable, therefore no asset has been recorded. From March 31, 1999 through August 31, 1999, the Company has passed approximately 151,000 homes or 11.5% of the commercial deployment specified in the Agreement. As of August 31, 1999, the closing price of the @Home Series A Common Stock on the Nasdaq National Market (adjusted for stock splits) was $40.125 per share.

Merger Related Costs

The Company has employment agreements primarily with four executive officers including Dr. Leonard Tow, Chairman and Chief Executive Officer of the Company. The terms of these employment agreements expire on June 30, 2003, except that Dr. Tow's agreement continues for an additional five-year advisory period. Each of these employment agreements is terminable by the executive officer upon a "change of control" or a "threatened change of control" of the Company. One of the events that is considered to be a threatened change of control under each employment agreement is the acquisition by any person of securities of the Company such that the person files or is required to make a filing pursuant to Regulation 13D under the Securities Exchange Act of 1934, as amended. Such an event has occurred and, therefore, for purposes of these employment agreements, a "threatened change of control" has occurred. During the quarter ended August 31, 1999, each of these executive officers exercised his right to terminate his employment agreement but continued working for the Company through the closing of the Merger.

Pursuant to the employment agreement, upon such termination, each executive officer is entitled to receive his base salary through the end of the term of his employment agreement, an annual cash bonus for the remainder of the term equal to his most recently awarded cash bonus, continuation of medical, dental, life and disability insurance for the remainder of the term on the same basis as provided while the agreement was in effect and the use of office space for one year. In addition, upon termination, all of his Company stock options vest and become exercisable and the restrictions on all of his shares of restricted stock of the Company lapse. The total cost to the Company of the termination of the executive employment agreements was approximately $252,000. Approximately $172,000 of these costs were recorded by the Company during the three months ended August 31, 1999 and the remaining $80,000 of these costs, which resulted from the completion of the Merger, will be recorded subsequent to August 31, 1999 and through the completion of the Merger.

The Company incurred certain other Merger related costs subsequent to August 31, 1999. Approximately $77,000 of these costs relate primarily to investment banking, legal and accounting services incurred in relation to the completion of the Merger. The Company also incurred employee severance related costs related to the Merger and the continuance of the employment of key personnel through the completion of the Merger. The total cost to the Company of these employee severance related costs was approximately $9,000. These additional Merger related costs will be recorded by the Company during the three months ended November 30, 1999.

The Company incurred total incremental compensation, legal and consulting costs of $173,411 during the three months ended August 31, 1999 in connection with the Merger. These costs include the $172,000 of costs noted above which were incurred during the three months ended August 31, 1999 in relation to the termination of the executive employment agreements.

NOTE 9.  STRATEGIC PARTNERSHIP

On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 249,200 primary basic subscribers in the area of southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 545,100 primary basic subscribers in the area of southern California, including approximately 103,500 primary basic subscribers to be acquired in an exchange of cable systems described below as well as approximately 20,200 primary basic subscribers related to the Company's pending acquisition of the cable television system serving Moreno Valley and certain portions of Riverside County, California (See Note 6). The Company will manage the newly combined cable systems and own approximately 69.5 percent of the Partnership. The cable systems contributed by each party will be valued based upon annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses. These values will be used in the process of determining the ownership percentages of the respective parties at the closing date of the transaction.

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

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in northern California for certain cable systems owned by TCI in southern California, allowing each of them to unify operations in existing service areas. TCI will exchange its East San Fernando Valley cable system serving approximately 103,500 primary basic subscribers for the Company's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), serving approximately 96,500 primary basic subscribers.

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

NOTE 10. CHANGES IN STOCKHOLDERS' DEFICIENCY




                                                Common Stock
                                       --------------------------------------
                                            Class A            Class B        Additional
                                        -----------------  ------------------  Paid-in   Accumulated
                                        Shares    Dollars    Shares   Dollars  Capital     Deficit
                                       ---------- -------  ---------- -------  -------     -------
Balance at June 1, 1998                65,684,888  $657    42,726,115  $427   $178,893   $(770,014)

Shares issued in connection
  with employee incentive plans         1,118,391    11        25,000           12,341

Class A Shares purchased by the
  Company from employees

Class B shares converted to Class A
  shares                                  429,056     4      (429,056)   (4)
Change in unrealized appreciation of
  marketable securities

Net income                                                                                 256,184
                                       ----------  ----    ----------  ----   --------    ---------
Balance at May 31, 1999                67,232,335  $672    42,322,059  $423   $191,234   $(513,830)

Shares issued in connection
  with employee incentive plans           322,216     3                          1,975

Class A Shares purchased by the
  Company from employees

Change in unrealized appreciation of
  marketable securities

Net loss                                                                                  (190,135)
                                       ----------  ----    ----------  ----   --------    ---------
Balance at August 31, 1999             67,554,551  $675    42,322,059  $423   $193,209   $(703,965)
                                       ----------  ----    ----------  ----   --------    ---------
                                       ----------  ----    ----------  ----   --------    ---------


                                                     Total          Comprehensive
                                                   Stockholders'       Income
                                       Other        Deficiency          (Loss)
                                       -----        ----------          -------
Balance at June 1, 1998              $(135,215)      $(725,252)

Shares issued in connection
  with employee incentive plans         (3,790)          8,562

Class A Shares purchased by the
  Company from employees                (1,505)         (1,505)

Class B shares converted to Class A
  shares                                                     -

Change in unrealized appreciation of
  marketable securities                 (3,308)         (3,308)       $  (3,308)

Net income                                             256,184          256,184
                                     ---------       ---------        ---------
Balance at May 31, 1999              $(143,818)      $(465,319)       $ 252,876
                                                                      ---------
Shares issued in connection                                           ---------
  with employee incentive plans          6,504           8,482

Class A Shares purchased by the
  Company from employees                (1,965)         (1,965)

Change in unrealized appreciation of
  marketable securities                  9,905           9,905        $   9,905

Net loss                                              (190,135)        (190,135)
                                     ---------       ---------        ---------
Balance at August 31, 1999           $(129,374)      $(639,032)       $(180,230)
                                     ---------       ---------        ---------
                                     ---------       ---------        ---------





                                                          August 31,      May 31,
                                                             1999          1999
                                                         ------------     -------
Other stockholders' deficiency items:

Treasury stock                                           $   (156,167)  $ (154,202)
Unrealized appreciation of marketable
   securities                                                  26,793       16,888
Foreign currency translation adjustment                                          -
Unearned compensation on restricted stock                           -       (6,504)
                                                         ------------   ----------
                                                         $   (129,374)  $ (143,818)
                                                         ------------   ----------
                                                         ------------   ----------

Accumulated other comprehensive income:

Accumulated other comprehensive income - beginning
   of period                                             $     16,888   $   20,196
Change in unrealized appreciation of
   marketable securities                                        9,905       (3,308)
                                                         ------------   ----------
Accumulated other comprehensive income - end of period   $     26,793   $   16,888
                                                         ------------   ----------
                                                         ------------   ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Annual Report on Form 10-K for the fiscal year ended May 31, 1999, filed by Century Communications Corp. (the "Predecessor Corporation") in addition to the interim consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS (dollar amounts in thousands except subscriber, homes passed and share data)

On October 1, 1999, Adelphia Communications Corporation ("Adelphia"), a Delaware corporation, and Century Communications Corp. ("Century"), a New Jersey corporation, consummated a merger ("the Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999 by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. Merger Sub is sometimes referred to herein as the "Successor Corporation". The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein, "the Company" refers to the Predecessor Corporation as well as the Merger Sub, as the successor to the Predecessor Corporation.

The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees. At August 31, 1999, the Company owned and operated 72 cable television systems in 25 states and Puerto Rico. At that date, the Company's cable systems passed approximately 2,373,000 homes and served a total of approximately 1,330,000 primary basic subscribers. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At August 31, 1999, these 50%-owned systems passed approximately 631,000 homes and served approximately 335,000 primary basic subscribers in the aggregate.

Pursuant to the terms of the Merger Agreement, and subject to the limitations set forth below, each issued and outstanding share of Class A common stock, par value $.01 per share, of Century ("Century Class A Common Stock") was converted, at the option of the holder, into the right to receive either (1) $44.14 in cash, or (2) 0.77269147 shares of Class A common stock, par value $.01 per share of Adelphia ("Adelphia Class A Common Stock"). Subject to the limitations set forth below, each issued and outstanding share of Class B common stock, par value $.01 per share, of Century ("Century Class B Common Stock") was converted, at the option of the holder, into the right to receive either (1) $48.14 in cash, or (2) 0.84271335 shares of Adelphia Class A Common Stock.

The aggregate number of shares of Century's Class A Common Stock converted into the right to receive cash in the Merger was limited to 20.76% of the number of shares of Century's Class A Common Stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of the Century's Class A Common Stock converted into shares of Adelphia Class A Common Stock in the Merger was limited to 79.24% of the number of such shares of Century's Class A Common Stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of Century's Class B Common Stock converted into the right to receive cash in the Merger was limited to 24.54% of the number of shares of Century's Class B Common Stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of Century's Class B Common Stock converted into the right to receive shares of Adelphia Class A Common Stock in the Merger was limited to 75.46% of the number of shares of Century's Class B Common Stock outstanding immediately prior to the effective time of the Merger.

Century Class A Common stockholders made stock elections for an amount of Adelphia Class A Common Stock exceeding the amount available to such holders. As a result, holders of Century Class A Common Stock who elected to receive Adelphia Class A Common Stock will receive 86.42% of their consideration in Adelphia Class A Common Stock, or approximately 0.6678 of a share of Adelphia Class A Common Stock, and 13.58% of their consideration in cash, or approximately $5.99, for each share of Century Class A Common Stock, without interest. Holders of Century Class A Common Stock who elected to receive cash will receive $44.14 per share, without interest. Adelphia's transfer agent, American Stock Transfer & Trust Company, began to mail checks and stock certificates on October 12, 1999.

Century Class B common stockholders made stock elections for amounts of cash and Adelphia Class A common stock equal to the amounts available to such holders. As a result, holders of Century Class B common stock who elected to receive Adelphia Class A common stock will receive 0.84271335 of a share of Adelphia Class A common stock for each share of Century Class B common stock, and holders of Century Class B common stock who elected to receive cash will receive $48.14 per share, without interest.

Also pursuant to the terms of the Merger Agreement, each outstanding option to purchase shares of Century Class A Common Stock granted under Century's 1993 Non-Employee Directors' Stock Option Plan, the 1994 Stock Option Plan, and all other similar plans or arrangements (collectively "Option Plans"), whether or not previously exercisable or vested, became fully exercisable and vested. Option holders were given the option to exercise immediately prior to the Merger or to rollover their options. Furthermore, all restricted shares of Century Class A Common Stock issued pursuant to the 1992 Management Equity Incentive Plan became fully vested and ceased to be restricted.

On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of Century's Class A Common stockholders on behalf of himself and all others similarly situated naming Century's Class B Common stockholders and all of Century's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted Century's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. See Part II Item 1. Legal Proceedings.

At the effective time of the Merger, Adelphia purchased Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $157,500, comprised of approximately $27,700 in cash, approximately 1.85 million shares of Adelphia Class A Common Stock and the assumption of indebtedness. This joint venture served approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens.

In addition, Century sold its shares of Class A Common Stock of Citizens Utilities Company to Dr. Leonard Tow, Chairman and Chief Executive Officer of Century, at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate purchase price was approximately $39,800. At August 31, 1999, this investment is recorded on the Company's books at $56,531. Upon completion of the Merger, the Company will record a loss equal to the difference between the fair market value of the shares and the sales price of the shares as determined by the Merger Agreement. As of August 31, 1999, these shares constituted approximately 2% of the outstanding stock of Citizens.

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

THREE MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

Revenue increased by $13,088 or 10.3%, over the corresponding three months ended August 31, 1998. This increase in revenue was a result of subscription price increases and increases in the number of cable television subscriptions as well as acquisitions and investment income. Average primary basic cable television subscribers ("Basic Subscribers") for the twelve months ended August 31, 1999 were approximately 1,331,000, as compared to approximately 1,304,000 Basic Subscribers for the twelve-month period ended August 31, 1998, an increase of 2.1%, of which acquisitions accounted for approximately 48.9%. Average monthly revenue per Basic Subscriber, including programmers' share of such revenue, was approximately $41.53 during the twelve months ended August 31, 1999, as compared to approximately $39.36 during the comparable prior twelve month period, an increase of 5.5%.

Cost of services increased by $1,172, or 4.3%, while selling, general and administrative expenses increased by $3,036, or 10.4%. The principal reason for the increase in cost of services was the increase in the variable component of the Company's cost structure which increases in relation to increased revenue. The increase in selling, general and administrative expenses was primarily the result of an increase in sales, marketing and subscriber acquisition activities as well as increased staffing levels to accommodate the growth of the Company's core business. The Company anticipates increases in the cost of services and selling, general and administrative expenses as the growth of its businesses continues.

Depreciation and amortization of the Company's cable television operations for the three months ended August 31, 1999 increased by $219, or .6% over the three months ended August 31, 1998. The Company also incurred incremental compensation, legal and consulting costs in connection with the Merger during the three months ended August 31, 1999, including costs incurred in relation to the termination of certain executive employment agreements. These Merger costs for the three months ended August 31, 1999 totaled $173,411.

As a result of the factors noted above, operating loss for the three months ended August 31, 1999 was $133,924 or $164,750 below the operating income of $30,826 for the three months ended August 31, 1998.

Interest expense for the three months ended August 31, 1999 increased by $428, or .9% as compared with the three months ended August 31, 1998, as a result of increased borrowings. For the three months ended August 31, 1999, the average debt outstanding was approximately $2,094,000 or $64,500 above the average outstanding debt balance of $2,029,500 during the three months ended August 31, 1998. The Company's weighted average interest rate excluding borrowings of the Company's 50% owned joint ventures was approximately 9.3% in the three months ended August 31, 1999, as compared to approximately 9.6% in the three months ended August 31, 1998.

After income attributable to minority interests in subsidiaries for the three months ended August 31, 1999, a consolidated pre-tax loss of $186,125 was incurred, as compared to a pre-tax loss of $16,053 for the three months ended August 31, 1998. The loss for the three months ended August 31, 1999 of $190,135 represents an increase of $169,297 from the loss of $20,838 for the three months ended August 31, 1998. The Company expects losses to continue until such time as the cable television systems and investments in plant associated with rebuilds and extensions of its cable television systems generate sufficient earnings to offset the associated costs of acquisitions and operations.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands except share data)

The Company has grown through acquisitions as well as upgrading, extending and rebuilding its existing cable television systems. In addition to an aggregate of $1,887,000 in public debt instruments of the Company, certain subsidiaries of the Company have entered into credit agreements with various bank groups and private lending institutions providing for an aggregate of approximately $1,235,000 of potential borrowing capacity for cable operations. At August 31,

1999, approximately $1,043,000 of that aggregate availability has been drawn, including an aggregate of $875,000 borrowed under the CCC-I and CCC-II credit facilities on August 26, 1999. These $875,000 of proceeds have been invested by CCC-I and CCC-II in short-term time deposits.

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

During the three months ended August 31, 1999, the Company made capital expenditures of $33,940. The Company's future commitments for property, plant and equipment in its cable television business consist of usual upgrades, extensions, betterments and replacements of cable plant and equipment. As the Company completes capital projects started in prior fiscal years, it anticipates an annualized rate of approximately $120,000 for cable television capital expenditures in fiscal 2000. Various construction projects have been undertaken to expand the operations of certain cable television systems into adjacent and previously unbuilt areas and to rebuild and upgrade its existing cable system plant. The Company is currently considering the further upgrade of its cable television distribution systems in certain of its cable television markets to expand its capability for the delivery of video, voice and data transmission. Should the Company undertake such an upgrade plan, it would result in an acceleration of capital expenditures which would otherwise be incurred in future years. The Company has not yet determined the feasibility, timing or cost of such projects. Funds for cable television capital projects and related equipment are currently available from internally generated cash and other financing resources.

For the three months ended August 31, 1999, earnings were less than fixed charges by $182,041. However, such amount reflects non-cash charges totaling $39,828, consisting of depreciation and amortization. Historically, cash generated from operating activities has exceeded fixed charges. Based upon current market conditions, the Company expects that cash flows from operations, the proceeds received from the sale of Centennial and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

Cash on hand was sufficient to fund the Company's expenditures for property, plant and equipment and financing and investing activities. The Company will continue to rely on internally generated cash, cash on hand, as well as various financing activities to fund these requirements.

FINANCING AND CAPITAL FORMATION

At August 31, 1999, the Company's public debt securities of approximately $1,887,000 in the aggregate, have interest rates ranging from 8 3/8% to 9 3/4%, with remaining maturities ranging from 1 to 18 1/4 years. These public debt securities were all issued pursuant to shelf registrations of the Company's debt securities which were filed with the SEC. The Company's public debt securities rank pari passu with all existing and future Senior Indebtedness (as that term is defined in the respective Indentures under which the public debt securities were issued) of the Company, are senior in right of payment to all existing and future subordinated indebtedness of the Company, and may not be redeemed prior to maturity. On October 1, 1999, Arahova executed supplemental indentures wherein it expressly assumed payment obligations on Century's public debt securities.

Certain subsidiaries of the Company have four credit facilities with $1,155,000 of total potential credit availability at August 31, 1999, of which $963,000 was outstanding, including an aggregate of $875,000 borrowed under the CCC-I and CCC-II credit facilities on August 26, 1999. These $875,000 of proceeds were invested by CCC-I and CCC-II in short-term time deposits. The interest rates payable on borrowings under the respective credit facilities are as follows:

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

At August 31, 1999 and as of October 15, 1999, the Company and its subsidiaries were in compliance with all covenants of their respective debt agreements.

DISPOSITION

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

STRATEGIC PARTNERSHIP

On November 18, 1998, the Company and TCI Communications, Inc. ("TCI") entered into a definitive agreement to establish a strategic partnership (the "Partnership"). TCI will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by TCI serving approximately 249,200 primary basic subscribers in the area of Southern California. The Company will contribute to the Partnership all the assets related to the businesses of certain cable television systems owned and operated by the Company serving approximately 545,100 primary basic subscribers in the area of southern California, including approximately 103,500 primary basic subscribers to be acquired in an exchange of cable systems described below as well as approximately 20,200 primary basic subscribers related to the Company's pending acquisition of the cable television system serving Moreno Valley and certain portions of Riverside County, California. The Company will manage the newly combined cable systems and own approximately 69.5 percent of the Partnership. The cable systems contributed by each party will be valued based upon annualized cash flow of such contributed systems as of the closing date of the transaction, subject to certain fees and expenses. These values will be used in the process of determining the ownership percentages of the respective parties at the closing date of the transaction.

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

As part of the Partnership Transaction, the Company and TCI have agreed to exchange cable systems owned by the Company in certain communities in northern California for certain cable systems owned by TCI in southern California, allowing each of them to unify operations in existing services areas. TCI will exchange its East San Fernando Valley cable system serving approximately 103,500 primary basic subscribers for the Company's northern California cable systems (San Pablo, Benicia, Fairfield, and Rohnert Park, California), serving approximately 96,500 primary basic subscribers.

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

CABLE MODEM SERVICES

The Company is presently in the initial deployment stage of high-speed cable modem services. On May 1, 1998, the Company entered into an agreement with @Home Network ("@Home"), a provider of high-speed internet services via cable infrastructure, to deliver high-speed internet services in certain of the Company's markets covering approximately 1,315,000 homes passed. The agreement has a term of six years and contains mutual exclusivity provisions relating to the provision of high-speed internet services in certain of the Company's systems covering the same approximately 1,315,000 homes passed. In connection with the agreement, the Company has received a warrant to purchase 5,260,000 shares of @Home's Series A Common Stock at an exercise price equal to $5.25 per share, subject to adjustment. The warrant becomes exercisable on a schedule based upon and subject to the commercial deployment (as defined) of the @Home services by the Company, which must be certified by the Company and @Home on or after March 31 of each year during the term of the warrant for the 12 month period ending March 31. As of both March 31, 1999 and August 31, 1999 no portion of the warrant had become exercisable, therefore no asset has been recorded. From March 31, 1999 through August 31, 1999, the Company has passed approximately 151,000 homes or 11.5% of the commercial deployment specified in the Agreement. As of August 31, 1999, the closing price of the @Home Series A Common Stock on the Nasdaq National Market (adjusted for stock splits) was $40.125 per share.

MERGER RELATED COSTS

The Company has employment agreements primarily with four executive officers including Dr. Leonard Tow, Chairman and Chief Executive Officer of the Company. The terms of these employment agreements expire on June 30, 2003, except that Dr. Tow's agreement continues for an additional five-year advisory period. Each of these employment agreements is terminable by the executive officer upon a "change of control" or a "threatened change of control" of the Company. One of the events that is considered to be a threatened change of control under each employment agreement is the acquisition by any person of securities of the Company such that the person files or is required to make a filing pursuant to Regulation 13D under the Securities Exchange Act of 1934, as amended. Such an event has occurred and, therefore, for purposes of these employment agreements, a "threatened change of control" has occurred. During the quarter ended August 31, 1999, each of these executive officers exercised his right to terminate his employment agreement but continued working for the Company through the closing of the Merger.

Pursuant to the employment agreement, upon such termination, each executive officer is entitled to receive his base salary through the end of the term of his employment agreement, an annual cash bonus for the remainder of the term equal to his most recently awarded cash bonus, continuation of medical, dental, life and disability insurance for the remainder of the term on the same basis as provided while the agreement was in effect and the use of office space for one year. In addition, upon termination, all of his Company stock options vest and become exercisable and the restrictions on all of his shares of restricted stock of the Company lapse. The total cost to the Company of the termination of the executive employment agreements was approximately $252,000. Approximately $172,000 of these costs were recorded by the Company during the three months ended August 31, 1999 and the remaining $80,000 of these costs, which resulted from the completion of the Merger, will be recorded subsequent to August 31, 1999 and through the completion of the Merger.

The Company incurred certain other Merger related costs subsequent to August 31, 1999. Approximately $77,000 of these costs relate primarily to investment banking, legal and accounting services incurred in relation to the completion of the Merger. The Company also incurred employee severance related costs related to the Merger and the continuance of the employment of key personnel through the completion of the Merger. The total cost to the Company of these employee severance related costs was approximately $9,000. These additional Merger related costs will be recorded by the Company during the three months ended November 30, 1999.

The Company incurred total incremental compensation, legal and consulting costs of $173,411 during the three months ended August 31, 1999 in connection with the Merger. These costs include the $172,000 of costs noted above which were recorded during the three months ended August 31, 1999 in relation to the termination of the executive employment agreements.

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

Year 2000 Costs

The Company currently plans to complete the Year 2000 Project by October 1999. Through August 31, 1999, the Company has spent approximately $2,200 in connection with the Year 2000 Project. The total remaining cost of the Year 2000 Project is estimated at $800 which is for new software and hardware purchases. The majority of these remaining costs will be capitalized. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the consummation of the Merger; the consummation of the Partnership Transaction; the Company's net losses and stockholders' deficiency; the Company's debt structure; the competitive nature of the cable television and wireless telephone industries; regulation; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders; operating hazards and uninsured risks; refinancing and interest rate exposure risks; and potential for changes in accounting standards. A more detailed discussion of a majority of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1999 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           Not applicable.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about March 10, 1999, Robert Lowinger, on behalf of himself and all others similarly situated (the "Plaintiff") commenced an action by filing a Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk against Century, all of its directors, and Adelphia Communications Corporation ("Adelphia"). The Plaintiff, claiming that he owns shares of Class A Common Stock of Century alleges that in connection with the proposed merger of Century with Adelphia, holders of Class B Common Stock of Century (which has superior voting rights to the Class A Common Stock of Century) will receive consideration for their shares that exceeds by $4.00 per share the consideration to be paid to Century's Class A shareholders resulting in the Century's Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of the Century's Class A shares. The Plaintiff claims that the individual defendants breached their fiduciary duties of loyalty, good faith, and due care to Century's Class A shareholders by approving the higher payment to Century's Class B shareholders and that Century and Adelphia aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of Century's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits alleged to have been wrongfully obtained by the defendants, as well as all costs, expenses and attorney's fees. No defendant has yet responded to the Complaint.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of Century Communications Corp. was held on Friday, October 1, 1999. At the meeting the stockholders considered and voted upon a proposal to approve the Agreement and Plan of Merger, dated as of March 5, 1999, as amended, among Century, Adelphia Communications Corporation and a wholly owned subsidiary of Adelphia that provides for, among other things, a merger that resulted in Century becoming a wholly owned subsidiary of Adelphia and Century's stockholders receiving, at their election, but subject to proration, cash, Adelphia Class A common stock or a combination of cash and Adelphia Class A common stock in exchange for their Century common stock.

The results of the vote were:

         Class A Stock:

                  For:   24,364,881      Against       19,498          Abstain:       3,891

         Class B Stock:

                  For:  423,220,590      Against:           0          Abstain:           0


ITEM  5.   OTHER INFORMATION -

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as part of this report.

                  a)       Exhibits

                           Exhibit No.               Description
                           -----------               -----------
                           Exhibit   2               Joint Proxy Statement/Prospectus, dated as of
                                                     August 12, 1999, between the Company and
                                                     Adelphia Communications Corporation (filed as


                                                     Exhibit 1 to the Company's Form 8-K report
                                                     filed With the Commission on September 1, 1999
                                                     and incorporated herein by reference).

                           Exhibit  3(i)             Certificate of Incorporation of Arahova
                                                     Communications, Inc., as amended.

                           Exhibit  3(ii)            By-laws of Arahova Communications, Inc., as
                                                     amended.

                           Exhibit  4.01             Ninth Supplemental Indenture, dated as of
                                                     October 1, 1999 between Arahova Communications,
                                                     Inc. ("Arahova") and U.S. Bank Trust National
                                                     Association (the "Trustee"), successor trustee
                                                     to Bank of America National Trust and Savings
                                                     Association, to the Indenture, dated as of
                                                     February 15, 1992 between Century
                                                     Communications Corp. and the Trustee.

                           Exhibit  4.02             First Supplemental Indenture, dated as of
                                                     October 1, 1999 between Arahova Communications,
                                                     Inc. and U.S. Bank Trust National Association
                                                     (the "Trustee"), to the Indenture, dated as of
                                                     January 15, 1998 between Century Communications
                                                     Corp. and the Trustee.

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

                                       ARAHOVA COMMUNICATIONS, INC.

Date:    October 15, 1999

                                       By:   /s/ Timothy J. Rigas
                                          ______________________________________
                                              Timothy J. Rigas
                                       Executive Vice President (authorized
                                       officer), Chief Financial Officer, Chief
                                       Accounting Officer and Treasurer