Form 10-Q
period 1999-11-30
ARAHOVA COMMUNICATIONS INC
filed 2000-01-14
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended November 30, 1999

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                         Commission File Number: 0-16899


                          ARAHOVA COMMUNICATIONS, INC.
              (Successor by Merger to Century Communications Corp.)
             (Exact name of registrant as specified in its charter)

            Delaware                                 25-1844576
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification No.)


                              One North Main Street
                           Coudersport, PA 16915-1141

               (Address of principal executive offices) (Zip code)


                                  814-274-9830
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                              No ______
                    --

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communications, Inc. consisting of 1,000 shares as of January 13, 2000.


                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                               INDEX

                                                                                                           Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - May 31, 1999 and November 30, 1999...............................     3

     Condensed Consolidated Statements of Operations - Six Months Ended November 30, 1998,
        Four Months Ended September 30, 1999 and Two Months Ended November 30, 1999...........................     4

     Condensed Consolidated Statements of Operations - Three Months Ended November 30, 1998,
        One Month Ended September 30, 1999 and Two Months Ended November 30, 1999.............................     5

     Condensed Consolidated Statements of Cash Flows - Six Months Ended November 30, 1998,
        Four Months Ended September 30, 1999 and Two Months Ended  November 30, 1999..........................     6

     Notes to Condensed Consolidated Financial Statements.....................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations...................................................................................     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................     22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................     23

Item 2.  Changes in Securities and Use of Proceeds............................................................     23

Item 3.  Defaults Upon Senior Securities......................................................................     23

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     23

Item 5.  Other Information....................................................................................     24

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     24

SIGNATURES....................................................................................................     25



                                               PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                             (Dollars in thousands, except share amounts)

                                                                     Old Arahova    New Arahova
                                                                    ------------   ------------
                                                                       May 31,      November 30,
                                                                        1999           1999
                                                                    ------------   ------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:

   Property, plant and equipment                                    $   585,980    $   780,604
   Intangible assets                                                    459,833      5,792,230
                                                                    -----------    -----------
     Total                                                            1,045,813      6,572,834

Cash and cash equivalents                                               626,155        215,659
Investments                                                              74,899        119,021
Subscriber receivables - net                                             24,798         29,625
Prepaid expenses and other assets - net                                  31,934         45,172
                                                                    -----------    -----------
     Total                                                          $ 1,803,599    $ 6,982,311
                                                                    ===========    ===========

LIABILITIES AND COMMON STOCKHOLDERS'
    EQUITY (DEFICIENCY)
Parent debt                                                         $ 1,873,640    $ 1,892,147
Subsidiary debt                                                         169,050      1,002,882
Accounts payable                                                         44,096         61,789
Subscriber advance payments and deposits                                 25,747         35,718
Accrued interest and other liabilities                                   76,180        192,347
Deferred income taxes                                                     5,290      1,641,567
                                                                    -----------    -----------
     Total liabilities                                                2,194,003      4,826,450

Parent's interest in subsidiary and other minority interests             74,915        167,386

Commitments and contingencies (See Note 7)

Common stockholders' equity (deficiency):

   Common stock, par value $.01 per share:
     New Arahova, 1,000 shares authorized,
       issued and outstanding                                              --             --
     Old Arahova Class A, 400,000,000 shares authorized,
       67,232,335 shares issued and 33,423,167 shares outstanding           672           --
     Old Arahova Class B, 300,000,000 shares authorized,
       42,322,059 shares issued and outstanding                             423           --
     Additional paid-in-capital                                         191,234      3,082,437
     Related party receivables - net                                       --       (1,086,306)
     Other, including 33,809,168  treasury shares                      (143,818)          --
     Accumulated deficit                                               (513,830)        (7,656)
                                                                    -----------    -----------
       Total common stockholders' equity (deficiency)                  (465,319)     1,988,475
                                                                    -----------    -----------
       Total                                                        $ 1,803,599    $ 6,982,311
                                                                    ===========    ===========

                       See notes to condensed consolidated financial statements.





                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                      Old Arahova             New Arahova
                                                         ---------------------------------- ----------------
                                                            Six Months      Four Months       Two Months
                                                              Ended            Ended             Ended
                                                           November 30,    September 30,     November 30,
                                                               1998             1999             1999
                                                         ---------------- ----------------- ----------------

    Revenues                                              $       321,158 $        231,230  $       117,633

    Operating expenses:
         Direct operating and programming                         121,964           92,455           37,712
         Selling, general and administrative                       63,617           47,610           20,087
         Depreciation and amortization                             82,574           59,665           32,383
         Stock compensation                                           621           26,232               --
         Merger and intergration costs                                 --          174,153            3,140
                                                         ---------------- ----------------- ----------------
         Total                                                    268,776          400,115           93,322
                                                         ---------------- ----------------- ----------------

    Operating income (loss)                                        52,382         (168,885)          24,311

    Other (expense) income:
     Interest expense - net                                       (88,589)         (53,929)         (27,689)
     Gain on sale of assets                                         5,225               --               --
     Parent's and other minority interests in income
      of subsidiaries                                              (6,464)          (4,911)          (5,874)
     Other                                                             --              337               --
                                                         ---------------- ----------------- ----------------
         Total                                                   (89,828)         (58,503)         (33,563)

    Loss before income taxes                                     (37,446)        (227,388)          (9,252)
    Income tax benefit (expense)                                  (8,517)          (5,837)           1,596
                                                         ---------------- ----------------- ----------------
    Net loss                                             $       (45,963) $      (233,225)  $       (7,656)
                                                         ================ ================= ================

    Basic and diluted net loss per weighted average
     share of common stock                               $         (0.61) $         (3.07)
                                                         ================ =================

    Weighted average shares of common stock
     outstanding (in thousands)                                    74,892           75,921
                                                         ================ =================








                           See notes to condensed consolidated financial statements.



                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                     Old Arahova              New Arahova
                                                         --------------------------------- -----------------
                                                          Three Months       One Month        Two Months
                                                              Ended            Ended            Ended
                                                          November 30,     September 30,     November 30,
                                                              1998             1999              1999
                                                         ---------------- ---------------- -----------------

    Revenues                                             $       162,754  $        60,461  $        117,633

    Operating expenses:
         Direct operating and programming                         62,096           25,441            37,712
         Selling, general and administrative                      32,238           14,899            20,087
         Depreciation and amortization                            42,965           19,837            32,383
         Stock compensation                                           --           26,232                --
         Merger and integration costs                                 --              742             3,140
                                                         ---------------- ---------------- -----------------
         Total                                                   137,299           87,151            93,322
                                                         ---------------- ---------------- -----------------

    Operating income (loss)                                       25,455          (26,690)           24,311

    Other (expense) income:
     Interest expense - net                                      (44,559)         (13,842)          (27,689)
     Loss on sale of assets                                         (317)              --                --
     Parent's and other minority interests in income
      of subsidiaries                                             (1,972)            (828)           (5,874)
     Other                                                            --               96                --
                                                         ---------------- ---------------- -----------------
         Total                                                   (46,848)         (14,574)          (33,563)

    Loss before income taxes                                     (21,393)         (41,264)           (9,252)
    Income tax benefit (expense)                                  (3,732)          (1,827)            1,596
                                                         ---------------- ---------------- -----------------
    Net loss                                             $       (25,125) $       (43,091) $         (7,656)
                                                         ================ ================ =================

    Basic and diluted net loss per weighted average
     share of common stock                               $         (0.33) $         (0.57)
                                                         ================ ================

    Weighted average shares of common stock
     outstanding (in thousands)                                   75,010           76,023
                                                         ================ ================








                           See notes to condensed consolidated financial statements.



                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                        (Dollars in thousands)

                                                                                 Old Arahova               New Arahova
                                                                       --------------------------------- -----------------
                                                                         Six Months       Four Months       Two Months
                                                                            Ended            Ended            Ended
                                                                        November 30,     September 30,     November 30,
                                                                            1998             1999              1999
                                                                       ---------------- ---------------- -----------------

Cash flows from operating activities:

   Net loss                                                            $       (45,963) $      (233,225) $         (7,656)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                             82,574           59,665            32,383
      Parent's and other minority interests in income of subsidiaries            6,464            4,911             5,874
      Increase(decrease) in deferred taxes                                          --              202            (1,596)
      Gain on sale of assets and other                                          (5,950)              --                --
      Amortization of restricted stock                                              --            6,504                --
      Write-off of employee receivables                                             --            1,437                --
      Acceleration of stock options                                                 --           11,669                --
      Noncash interest expense                                                  28,140           19,647             9,132
      Stock compensation                                                           621           26,232                --
      Changes in operating assets and liabilities, net of
         effect of acquisitions:
         Subscriber receivables                                                (14,506)           2,240            (3,204)
         Prepaid expenses and other assets                                      (3,110)          (5,403)           (1,897)
         Accounts payable and accrued liabilities                                6,818            3,641            45,269
                                                                       ---------------- ---------------- -----------------
           Net cash provided by (used for) operating activities                 55,088         (102,480)           78,305
                                                                       ---------------- ---------------- -----------------

Cash flows used for investing activities:

   Capital expenditures                                                        (51,546)         (52,630)          (23,964)
   Acquisition of other assets                                                  (1,982)         (14,303)               --
   Proceeds from sale of radio stations                                         11,538               --                --
   Amounts invested in and advanced to related parties                              --               --        (1,086,298)
                                                                       ---------------- ---------------- -----------------
           Net cash used for investing activities                              (41,990)         (66,933)       (1,110,262)
                                                                       ---------------- ---------------- -----------------

Cash flows (used for) provided by financing activities:

   Proceeds from debt                                                               --          880,000                --
   Repayments of debt                                                          (27,050)          (1,000)          (49,801)
   Issuance of common stock                                                      4,133            5,468                --
   Purchase of treasury stock                                                   (1,506)          (7,891)               --
                                                                       ---------------- ---------------- -----------------
           Net cash (used for) provided by financing activities                (24,423)         876,577           (49,801)
                                                                       ---------------- ---------------- -----------------

(Decrease) increase in cash and cash equivalents -
   continuing operations                                                       (11,325)         707,164        (1,081,758)

Cash flow of discontinued operations - net                                       4,765               --                --

Cash and cash equivalents, beginning of period                                 285,498          626,155         1,297,417
                                                                       ---------------- ---------------- -----------------

Cash and cash equivalents, end of period                               $       278,938  $     1,333,319  $        215,659
                                                                       ================ ================ =================


                                       See notes to condensed consolidated financial statements.


                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, except per share amounts)

1.  Basis of Presentation, Interim Financial Statements and Merger:

    The accompanying unaudited condensed consolidated financial statements of Arahova Communications, Inc. and subsidiaries ("Arahova" or "the Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger ("the Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999 by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. The Merger Sub is sometimes referred to herein as the "Successor Corporation". The name of the Successor Corporation was changed to Arahova on October 1, 1999. As used herein, "the Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation. The entities for which condensed consolidated financial statements are presented for periods prior to October 1, 1999 are referred to herein as "Old Arahova", and the entities for which condensed consolidated financial statements are presented for periods subsequent to September 30, 1999 are referred to herein as "New Arahova". Due to the October 1, 1999 application of purchase accounting resulting from the acquisition of Old Arahova by Adelphia, the predecessor condensed consolidated financial statements of Old Arahova are not comparable to the successor condensed consolidated financial statements of New Arahova. In addition, Old Arahova previously presented classified balance sheets and statements of cash flows under the direct method. These financial statements have been reclassified to conform with New Arahova's presentation.

    In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Arahova at November 30, 1999 and the results of operations for the three and six months ended November 30, 1998, the one and four months ended September 30, 1999, and the two months ended November 30, 1999 have been included. These condensed consolidated financial statements should be read in conjunction with Century's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended May 31, 1999. Certain reclassifications have been made to prior period balances to conform with the current period's presentation. The results of operations for the periods ended September 30, 1999 and November 30, 1999 listed above are not necessarily indicative of the results to be expected for the period ending May 31, 2000.

    Pursuant to the terms of the Merger Agreement, and subject to the limitations set forth below, each issued and outstanding share of Class A common stock, par value $.01 per share, of Century ("Century Class A common stock") was converted, at the option of the holder, into the right to receive either (1) $44.14 in cash, or (2) 0.77269147 shares of Class A common stock, par value $.01 per share of Adelphia ("Adelphia Class A common stock "). Subject to the limitations set forth below, each issued and outstanding share of Class B common stock, par value $.01 per share, of Century ("Century Class B common stock ") was converted, at the option of the holder, into the right to receive either (1) $48.14 in cash, or (2) 0.84271335 shares of Adelphia Class A common stock.

    The aggregate number of shares of Century's Class A common stock converted into the right to receive cash in the Merger was limited to 20.76% of the number of shares of Century's Class A common stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of the Century's Class A common stock converted into the right to receive shares of Adelphia Class A common stock in the Merger was limited to 79.24% of the number of such shares of Century's Class A common stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of Century's Class B common stock converted into the right to receive cash in the Merger was limited to 24.54% of the number of shares of Century's Class B common stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of Century's Class B common stock converted into the right to receive shares of Adelphia Class A common stock in the Merger was limited to 75.46% of the number of shares of Century's Class B common stock outstanding immediately prior to the effective time of the Merger.

    Century Class A common stockholders made stock elections for an amount of Adelphia Class A common stock exceeding the amount available to such holders. As a result, holders of Century Class A common stock who elected to receive Adelphia Class A common stock received 86.42% of their consideration in Adelphia Class A common stock, or approximately 0.6678 of a share of Adelphia Class A common stock, and 13.58% of their consideration in cash, or approximately $5.99, for each share of Century Class A common stock, without interest. Holders of Century Class A common stock who elected to receive cash received $44.14 per share, without interest.

    Century Class B common stockholders made stock elections for amounts of cash and Adelphia Class A common stock equal to the amounts available to such holders. As a result, holders of Century Class B common stock who elected to receive Adelphia Class A common stock received 0.84271335 of a share of Adelphia Class A common stock for each share of Century Class B common stock, and holders of Century Class B common stock who elected to receive cash received $48.14 per share, without interest.

    Also pursuant to the terms of the Merger Agreement, each outstanding option to purchase shares of Century Class A common stock granted under Century's 1993 Non-Employee Directors' Stock Option Plan, the 1994 Stock Option Plan, and all other similar plans or arrangements (collectively "Option Plans"), whether or not previously exercisable or vested, became fully exercisable and vested. Option holders were given the option to exercise immediately prior to the Merger or to rollover their options into options to acquire Adelphia Class A common stock. Furthermore, all restricted shares of Century Class A common stock issued pursuant to the 1992 Management Equity Incentive Plan became fully vested and ceased to be restricted.

    On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of Century's Class A common stockholders on behalf of himself and all others similarly situated naming Century's Class B common stockholders and all of Century's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted Century's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants and took the defendants' motions to strike and certain defendants' motions to dismiss under consideration.

    At the effective time of the Merger, Adelphia purchased Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Cable Television Joint Venture ("CCJV"), one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash, approximately 1,850,000 shares of Adelphia Class A common stock. This joint venture serves approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens. At November 30, 1999, parent's (Adelphia) interest in CCJV was approximately $133,400 and is included in parent's interest in subsidiary and other minoity interest.

    In addition, Century sold its shares of Class A common stock of Citizens to Dr. Leonard Tow, former Chairman and Chief Executive Officer of Century, at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate sales price was approximately $39,800.

    The Merger has been accounted for using the purchase method of accounting. Accordingly, the preliminary allocation of Adelphia's purchase price to acquire Old Arahova has been reflected in New Arahova's condensed consolidated financial statements as of October 1, 1999. A final allocation of the purchase price will be made upon resolution of pre-acquisition contingencies and completion of final appraisals. The approximate $4,793,388 aggregate purchase price was comprised of the following:


                  Issuance of Adelphia Class A common stock                $           2,705,000
                  Assumption of debt and working capital                               1,711,000
                  Deferred tax asset realized by Adelphia                               (434,612)
                  Cash                                                                   812,000
                                                                           ---------------------
                                                                           $           4,793,388
                                                                           =====================

    The value assigned to the Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the Merger was agreed to and announced on March 5, 1999.

    The following table reflects the opening condensed consolidated balance sheet of New Arahova which includes the effects of the preliminary purchase accounting adjustments resulting from the allocation of Adelphia's purchase prices to acquire Old Arahova and Citizen's 50% interest in CCJV.


                                                                                            New Arahova
                                                                                        --------------------
                                                                                          October 1, 1999
                                                                                        --------------------
ASSETS

Cable systems:
   Property, plant and equipment                                                        $           769,766
   Intangible assets                                                                              5,809,876
                                                                                        --------------------
     Total                                                                                        6,579,642

Cash and cash equivalents                                                                         1,297,417
Investments                                                                                         105,328
Subscriber receivables - net                                                                         26,422
Prepaid expenses and other assets - net                                                              46,772
                                                                                        --------------------
     Total                                                                              $         8,055,581
                                                                                        ====================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Parent debt                                                                             $         1,884,020
Subsidiary debt                                                                                   1,052,955
Accounts payable                                                                                     32,022
Subscriber advance payments and deposits                                                             33,248
Accrued interest and other liabilities                                                              166,224
Deferred income taxes                                                                             1,643,163
                                                                                        --------------------
     Total liabilities                                                                            4,811,632

Parent's interest in subsidiary and other minority interests                                        161,512

Common stockholders' equity:

   Common stock, par value $.01 per share:

     New Arahova, 1,000 shares authorized, issued and outstanding                                        --
     Additional paid-in-capital                                                                   3,082,437
     Other                                                                                               --
     Accumulated deficit                                                                                 --
                                                                                        --------------------
         Total common stockholders' equity                                                        3,082,437
                                                                                        --------------------
         Total                                                                          $         8,055,581
                                                                                        ====================

    As a result of the application of purchase accounting, New Arahova has recorded its assets and liabilities at their preliminary fair values on October 1, 1999. As of November 30, 1999, the allocation of Adelphia's purchase price to acquire Old Arahova had not been finalized. Accordingly, the Company may make additional refinements to the preliminary allocation of Adelphia's purchase prices to acquire Old Arahova and Citizen's interest in CCJV in future periods. Certain of the more significant effects of purchase accounting are described below.

    The $769,766 assigned to New Arahova's property, plant and equipment will be depreciated over useful lives ranging primarily from 5 to 20 years. The $5,809,876 assigned to New Arahova's intangible assets, which are primarily comprised of franchise costs, and will be amortized over useful lives, of primarily 40 years.

2.       Significant Events Subsequent to May 31, 1999:

    On December 7, 1999, Arahova acquired cable systems that served approximately 19,000 basic subscribers at the date of acquisition in Moreno Valley and Riverside County, California and were purchased for an aggregate price of approximately $32,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Arahova effective from the date acquired.

    On December 7, 1999, subsidiaries of Arahova consummated a transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, the Company, Adelphia and AT&T contributed cable systems that served approximately 800,000 basic subscribers. Arahova and Adelphia hold a combined interest of 75% and AT&T holds a 25% interest in the partnership. As part of this transaction, the Company and AT&T exchanged cable systems owned by the Company in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for the Company's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), serving approximately 96,500 basic subscribers. The financial results of the partnership will be included in the consolidated results of operations of Arahova effective from December 7, 1999. Adelphia, the parent of Arahova, will manage the joint venture.

    On December 7, 1999, in connection with the closing of the above described joint venture, a subsidiary of Arahova closed on a $1,000,000 credit facility. The credit facility consists of a $500,000, 8 year reducing revolving credit loan and a $500,000, 8 year term loan. Proceeds from the initial borrowings were used to pay existing indebtedness.

3.  Debt:

    The aggregate fair value assigned in purchase accounting to New Arahova's debt and related interest rate swap was less than the aggregate recorded value at the date of the merger by $2,558. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such excess will be amortized over the respective remaining 1 to 8 year lives of the underlying debt obligations.

    Debt is summarized as follows:

    Parent Debt:


                                                                                Old Arahova      New Arahova
                                                                              ---------------- ----------------
                                                                                  May 31,       November 30,
                                                                                   1999             1999
                                                                              ---------------- ----------------
                    9 1/2% Senior Notes due 2000                              $       150,000  $       153,682
                    9 3/4% Senior Notes due 2002                                      200,000          207,448
                    Senior Discount Notes due 2003                                    316,618          329,076
                    9 1/2% Senior Notes due 2005                                      250,000          258,485
                    8 7/8% Senior Notes due 2007                                      250,000          248,778
                    8 3/4% Senior Notes due 2007                                      225,000          221,695
                    8 3/8% Senior Notes due 2017                                      100,000           96,532
                    8 3/8% Senior Notes due 2007                                      100,000           96,571
                    Senior Discount Notes due 2008                                    282,022          279,880
                                                                              ---------------- ----------------
                             Total parent debt                                $     1,873,640  $     1,892,147
                                                                              ================ ================

    Subsidiary Debt:


                                                                                Old Arahova      New Arahova
                                                                              ---------------- ----------------
                                                                                  May 31,       November 30,
                                                                                   1999             1999
                                                                              ---------------- ----------------
                    Notes to banks                                            $        89,000  $       938,250
                    9.47% Senior Secured Notes due 2002                                80,000           64,632
                    Other debt                                                             50               --
                                                                              ---------------- ----------------
                           Total subsidiary debt                              $       169,050  $     1,002,882
                                                                              ================ ================

    Certain subsidiaries of the Company had credit facilities with $959,750 of available borrowings of which $938,250 was outstanding at November 30, 1999. On December 7, 1999, a subsidiary of the Company entered into a $1,000,000 credit facility. Refer to Note 2 for information regarding this transaction.

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

4.  Stock Compensation:

    During the one month ended September 30, 1999, certain employees of Old Arahova exercised options in a manner that caused Old Arahova to recognize compensation expense for all options outstanding under the Option Plans. This resulted in stock compensation expense of $26,232 during the one month ended September 30, 1999. As discussed in Note 1, any remaining options outstanding at the date of the Merger rolled over into options to acquire Adelphia Class A common stock. New Arahova does not have its own stock compensation plan.

5.  Net Loss Per Weighted Average Share of Common Stock:

    For the three and six months ended November 30, 1998 and the one and four months ended September 30, 1999, diluted net loss per common share is equal to basic net loss per common share because Old Arahova's outstanding options and other potential common shares had an anti-dilutive effect for the periods presented. Subsequent to the Merger, all shares of New Arahova common stock are held by Adelphia. As such, disclosure of net loss per weighted average share of common stock is not required for periods subsequent to the Merger.

6. Supplemental Financial Information:

    Cash payments for interest were $68,269, $48,331 and $14,866 for the six months ended November 30, 1998, the four months ended September 30, 1999 and the two months ended November 30, 1999, respectively. Accumulated depreciation of property, plant and equipment amounted to $520,127 and $12,395 at May 31, 1999 and November 30, 1999, respectively. Accumulated amortization of intangible assets amounted to $395,268 and $18,284 at May 31, 1999 and November 30, 1999, respectively. Interest expense - net includes interest income of $3,526, $6,409 and $10,221 for the three months ended November 30, 1998, the one month ended September 30, 1999 and the two months ended November 30, 1999, respectively, and $7,425, $14,679 and $10,221 for the six months ended November 30, 1998, the four months ended September 30, 1999 and the two months ended November 30, 1999, respectively. Interest income includes interest income from affiliates on related party receivable balances.

7.  Commitments and Contingencies:

    Reference is made to Note 2 and to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

8.  Recent Accounting Pronouncements:

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

9.  Reclassifications:

    Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                (Dollars in thousands, except per share amounts)

Introduction

    On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger ("the Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999 by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. Merger Sub is sometimes referred to herein as the "Successor Corporation". The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein, "the Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation.

    Pursuant to the terms of the Merger Agreement, and subject to the limitations set forth below, each issued and outstanding share of Class A common stock, par value $.01 per share, of Century ("Century Class A common stock") was converted, at the option of the holder, into the right to receive either (1) $44.14 in cash, or (2) 0.77269147 shares of Class A common stock, par value $.01 per share of Adelphia ("Adelphia Class A common stock "). Subject to the limitations set forth below, each issued and outstanding share of Class B common stock, par value $.01 per share, of Century ("Century Class B common stock ") was converted, at the option of the holder, into the right to receive either (1) $48.14 in cash, or (2) 0.84271335 shares of Adelphia Class A common stock.

    The aggregate number of shares of Century's Class A common stock converted into the right to receive cash in the Merger was limited to 20.76% of the number of shares of Century's Class A common stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of the Century's Class A common stock converted into the right to receive shares of Adelphia Class A common stock in the Merger was limited to 79.24% of the number of such shares of Century's Class A common stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of Century's Class B common stock converted into the right to receive cash in the Merger was limited to 24.54% of the number of shares of Century's Class B common stock outstanding immediately prior to the effective time of the Merger. The aggregate number of shares of Century's Class B common stock converted into the right to receive shares of Adelphia Class A common stock in the Merger was limited to 75.46% of the number of shares of Century's Class B common stock outstanding immediately prior to the effective time of the Merger.

    Century Class A common stockholders made stock elections for an amount of Adelphia Class A common stock exceeding the amount available to such holders. As a result, holders of Century Class A common stock who elected to receive Adelphia Class A common stock received 86.42% of their consideration in Adelphia Class A common stock, or approximately 0.6678 of a share of Adelphia Class A common stock, and 13.58% of their consideration in cash, or approximately $5.99, for each share of Century Class A common stock, without interest. Holders of Century Class A common stock who elected to receive cash received $44.14 per share, without interest.

    Century Class B common stockholders made stock elections for amounts of cash and Adelphia Class A common stock equal to the amounts available to such holders. As a result, holders of Century Class B common stock who elected to receive Adelphia Class A common stock received 0.84271335 of a share of

                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                (Dollars in thousands, except per share amounts)

Adelphia Class A common stock for each share of Century Class B common stock, and holders of Century Class B common stock who elected to receive cash received $48.14 per share, without interest.

    Also pursuant to the terms of the Merger Agreement, each outstanding option to purchase shares of Century Class A common stock granted under Century's 1993 Non-Employee Directors' Stock Option Plan, the 1994 Stock Option Plan, and all other similar plans or arrangements (collectively "Option Plans"), whether or not previously exercisable or vested, became fully exercisable and vested. Option holders were given the option to exercise immediately prior to the Merger or to rollover their options into options to acquire Adelphia Class A common stock. Furthermore, all restricted shares of Century Class A common stock issued pursuant to the 1992 Management Equity Incentive Plan became fully vested and ceased to be restricted.

    On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of Century's Class A common stockholders on behalf of himself and all others similarly situated naming Century's Class B common stockholders and all of Century's Directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted Century's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. See Part II Item 1. Legal Proceedings. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants and took the defendants' motions to strike and certain defendants' motions to dismiss under consideration.

    At the effective time of the Merger, Adelphia purchased Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash, approximately 1,850,000 shares of Adelphia Class A common stock and the assumption of indebtedness. This joint venture serves approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens.

    In addition, Century sold its shares of Class A common stock of Citizens Utilities Company to Dr. Leonard Tow, former Chairman and Chief Executive Officer of Century, at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate sales price was approximately $39,800.

Results of Operations

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, year 2000 issues, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."

    The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rental), local and national advertising sales, high speed data services and pay-per-view programming. At November 30, 1998 and 1999, after giving effect to the December 7, 1999 transactions to form a joint venture limited partnership in Los Angelas, CA with AT&T and acquire cable systems serving Moreno Valley and Riverside County, CA, the Company's cable systems served approximately 1,598,503 and 1,624,816 basic subscribers, respectively. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At November 30, 1999, these 50%-owned systems served approximately 336,850 basic subscribers in the aggregate.

Adjusted Arahova Three and Six Months Ended November 30, 1998 and 1999

    As described in Note 1 to the accompanying condensed consolidated financial statements, the Merger occurred on October 1, 1999. Accordingly, the entities for which financial statements are presented for periods prior to October 1, 1999 are referred to herein as Old Arahova, and the entities for which financial statements are presented for periods subsequent to September 30, 1999 are referred to herein as New Arahova. Due to the October 1, 1999 application of the preliminary purchase accounting in connection with the Merger, the predecessor condensed consolidated financial statements of Old Arahova are not comparable to the successor condensed consolidated financial statements of New Arahova.

    Due to the consummation of the Merger, the Company's November 30, 1999 condensed consolidated statement of operations for the three and six months ended November 30, 1999 includes information reflecting the two month period ended November 30, 1999 and the one and four month periods ended September 30, 1999.

    For purposes of the following table and discussion, the operating results of Old Arahova have been combined with the operating results of New Arahova (this combination will be referred to herein as Adjusted Arahova) in order to provide a more meaningful basis for comparing the three and six months ended November 30, 1998 and 1999. Depreciation, amortization and certain other line items included in the operating results of Adjusted Arahova are not necessarily comparable between periods as the two month successor period ended November 30, 1999 includes the effect of the preliminary purchase accounting adjustments related to the Merger. The combining of predecessor and successor accounting periods is not in accordance with generally accepted accounting principles.
See Note 1 to the accompanying condensed consolidated financial statements. The results of Adjusted Arahova for the three and six months ended November 30, 1999 are not necessarily indicative of the results to be expected for Arahova for the period ending May 31, 2000.


    The unaudited results of operations for Adjusted Arahova are as follows:

                                                                            Adjusted Arahova
                                                  -----------------------------------------------------------------------
                                                   Three Months Ended November 30,       Six Months Ended November 30,
                                                  ------------------------------------  ---------------------------------
                                                        1998              1999               1998             1999
                                                  -----------------  -----------------  ----------------  ---------------

    Revenues                                      $         162,754  $        178,094   $        321,158  $      348,863

    Operating expenses:
         Direct operating and programming                    62,096            63,153            121,964         130,167
         Selling, general and administrative                 32,238            34,986             63,617          67,697
         Depreciation and amortization                       42,965            52,220             82,574          92,048
         Stock compensation                                      --            26,232                621          26,232
         Merger and integration costs                            --             3,882                 --         177,293
                                                  -----------------  -----------------  ----------------  ---------------
         Total                                              137,299           180,473            268,776         493,437
                                                  -----------------  -----------------  ----------------  ---------------

    Operating income (loss)                                  25,455            (2,379)            52,382        (144,574)

    Other (expense) income:
     Interest expense - net                                 (44,559)          (41,531)           (88,589)        (81,618)
     (Loss) gain on sale of assets                             (317)               --              5,225              --
     Parent's and other minority interests in
      income of subsidiaries                                 (1,972)           (6,702)            (6,464)        (10,785)
     Other                                                       --                96                 --             337
                                                  -----------------  -----------------  ----------------  ---------------
         Total                                              (46,848)          (48,137)           (89,828)        (92,066)

    Loss before income taxes                                (21,393)          (50,516)           (37,446)       (236,640)
    Income tax expense                                       (3,732)             (231)            (8,517)         (4,241)
                                                  -----------------  -----------------  ----------------  ---------------
    Net loss                                      $         (25,125) $        (50,747)  $        (45,963) $     (241,881)
                                                  =================  =================  ================  ===============

    The following table is derived from the unaudited results of operations for Adjusted Arahova shown above and sets forth the historical percentage relationship to revenues of the components of operating income for the periods indicated.


                                                                            Adjusted Arahova
                                                              ---------------------------------------------
                                                               Three Months Ended       Six Months Ended
                                                                  November 30,            November 30,
                                                              ---------------------   ---------------------
                                                                1998        1999        1998        1999
                                                              ----------  ---------   ---------   ---------
             Revenues                                           100.0%     100.0%      100.0%      100.0%

             Direct operating and programming                    38.2%      35.5%       38.0%       37.3%
             Selling, general and administrative                 19.8%      19.6%       19.8%       19.4%
             Depreciation and amortization                       26.4%      29.3%       25.7%       26.4%
             Stock compensation                                    --       14.7%        0.2%        7.5%
             Merger costs                                          --        2.2%         --        50.8%
                                                              ----------  ---------   ---------   ---------
             Operating income (loss)                             15.6%      (1.3%)      16.3%      (41.4%)
                                                              ==========  =========   =========   =========

    Adjusted Arahova Revenues. Revenues increased approximately 9.4% and 8.6% for the three and six months ended November 30, 1999 compared with the same periods of 1998. The increases are attributable to acquisitions, basic subscriber growth, and cable rate increases.

    Adjusted Arahova Direct Operating and Programming. These expenses, which are mainly basic and premium programming costs and technical expenses increased 1.7% and 6.7% for the three and six months ended November 30, 1999 compared with the same periods of 1998. The increases are primarily due to increased programming costs and incremental costs associated with increased subscribers.

    Adjusted Arahova Selling, General and Administrative. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 8.5% and 6.4% for the three and six months ended November 30, 1999 compared with the same periods of 1998. The increases were due primarily to incremental costs associated with subscriber growth and transition costs associated with the Merger.

    Adjusted Arahova Stock Compensation. In September 1999, certain employees of Old Arahova exercised options in a manner that caused Old Arahova to recognize compensation expense for all options outstanding under the option plans, which resulted in stock compensation expense of $26,232. For further information, see
Note 4 to the accompanying condensed consolidated financial statements.

    Adjusted Arahova Merger Costs. These expenses, which are comprised of compensation, legal and consulting costs, were incurred in conjunction with the merger with Adelphia, which was completed on October 1, 1999.

    Adjusted Arahova Interest Expense - Net. Adjusted Arahova interest expense - net decreased 6.8% and 7.9% for the three and six months ended November 30, 1999 compared with the same periods of 1998. The decreases are primarily due to increased interest income from affiliate borrowings partially offset by incremental debt related to the acquisitions and an increase in the average debt outstanding.

    Adjusted Arahova Gain on Sale of Assets. The gain on sale of assets is due primarily to the following transaction. In June, 1998, the Company sold substantially all of the assets of its two radio stations resulting in a pre-tax gain of $5,506.

Liquidity and Capital Resources

    The Company's internally-generated cash, along with third party financings, primarily the issuance of debt securities to the public, have enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with the issuance of debt securities in the public market and through private institutions as well as internally generated cash flow and the sale of certain business segments. The debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of additional indebtedness.

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

    At November 30, 1999, the Company's total outstanding debt aggregated $2,895,029, which included $1,892,147 of parent debt and $1,002,882 of subsidiary debt. As of November 30, 1999, the Company had an aggregate of $237,158 in unused credit lines and cash and cash equivalents.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at November 30, 1999:


                      Six months ending May 31, 2000                        $       59,500
                      Year ending May 31, 2001                                     328,295
                      Year ending May 31, 2002                                     415,303
                      Year ending May 31, 2003                                     689,768
                      Year ending May 31, 2004                                     235,064

    The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Arahova, or its subsidiaries, of public debt and the negotiation of new or amended credit facilities.

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate risks.

    The cable television and other telecommunication businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunication systems. The Company has made a substantial commitment to the technological development of its systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. The Company plans to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks in order to increase network capacity, digital capability, two-way communication and network reliability. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth will enable the Company to offer additional video programming and data services. A portion of the bandwidth will be allocated to new service offerings such as two-way data, telephony and video-on-demand.

    Capital expenditures for Adjusted Arahova for the six months ended November 30, 1998 and 1999 were $51,546 and $76,594, respectively. The Company estimates that capital expenditures will be in the range of approximately $86,000 to $96,000 from December 1, 1999 through May 31, 2000.

Strategic Partnership

    On December 7, 1999, subsidiaries of Arahova consummated its transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, the Company, Adelphia and AT&T contributed cable systems that served approximately 800,000 basic subscribers. Arahova and Adelphia hold a combined interest of 75% and AT&T holds a 25% interest in the partnership. As part of this transaction, the Company and AT&T exchanged cable systems owned by the Company in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for the Company's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), serving approximately 96,500 basic subscribers. The financial results of the partnership will be included in the consolidated results of operations of Arahova effective from December 7, 1999. Adelphia, the parent of Arahova, will manage the joint venture. In connection with the closing of the joint venture, a subsidiary of Arahova closed on a $1,000,000 credit facility. The credit facility consists of a $500,000, 8 year reducing revolving credit loan and a $500,000, 8 year term loan. Proceeds from initial borrowings were used to pay existing indebtedness.

Merger Related Costs

    The Company had employment agreements primarily with four executive officers including Dr. Leonard Tow, former Chairman and Chief Executive Officer of Century. For purposes of these employment agreements, a "threatened change of control" occurred and such employees had the right to terminate these employment agreements. During the quarter ended August 31, 1999, each of these executive officers exercised his right to terminate his employment agreement but continued working for the Company through the closing of the Merger. Pursuant to the employment agreement, upon such termination, each executive officer was entitled to receive his base salary through the end of the term of his employment agreement, an annual cash bonus for the remainder of the term equal to his most recently awarded cash bonus, continuation of medical, dental, life and disability insurance for the remainder of the term on the same basis as provided while the agreement was in effect and the use of office space for one year. In addition, upon termination, all of his Company stock options vest and became exercisable and the restrictions on all of his shares of restricted stock of the Company lapsed. The total cost to the Company of the termination of the executive employment agreements was approximately $227,400. Approximately $167,200 of these costs were recorded by the Company during the four months ended September 30, 1999 and the remaining $60,200 of these costs, which resulted from the completion of the Merger, were recorded upon completion of the Merger.

    The Company incurred certain other costs upon completion of the Merger. Approximately $77,000 of these costs relate primarily to investment banking, legal and accounting services incurred in relation to the completion of the Merger. The Company also incurred employee severance related costs related to the Merger and the continuance of the employment of key personnel through a period of time after the completion of the Merger. The total cost to the Company of these employee severance related costs was approximately $10,400.

    The Company incurred total incremental compensation, legal and consulting costs of $174,153 during the four months ended September 30, 1999 in connection with the Merger. These costs include approximately $167,200 of costs noted above which were recorded during the four months ended September 30, 1999 in relation to the termination of the executive employment agreements.

Regulatory and Competitive Matters

    The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation of cable programming service tier rates on March 31, 1999.

    Rates for basic services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

    The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Company cannot predict the effect of the 1996 Act or future legislative or rulemaking proceedings or changes to the rate regulations. No assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.

    Cable television companies operate under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

    The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules.

    The Company believes that the provision of video programming or other services by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

    The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

Year 2000

    As of the date of this filing, the Company has not experienced any significant year 2000 problems with its internal systems or equipment, nor has the Company detected any significant year 2000 problems affecting its customers or suppliers.

    The Company used a multi-step approach in conducting its year 2000 project. These steps were all completed prior to December 31, 1999. The steps included inventory, assessment, remediation and testing and contingency planning. The Company also had formal communications with the suppliers with which it has active contracts ("Trading Partners") to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 200 issues.

Year 2000 Costs

    The Company completed the Year 2000 Project in October 1999. The Company spent approximately $3,000 in connection with the Year 2000 Project. The costs of the project and the date on which the Company completed the Year 2000 modifications were based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

Risks

    The failure to address a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the decentralized nature of the Company's operations, there are few systems the failure of which would have a material adverse effect on the Company as a whole. Nonetheless, the Company relies upon an external billing service, utility companies, satellite program service providers, satellite delivery systems, an external payroll service, the United States postal service, the financial service industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties will not suffer a Year 2000 business disruption. The most reasonably likely worse case scenario would involve a failure of the nation's satellite delivery systems and/or widespread prolonged utility outages. If such a scenario occurred and it affected a large portion of the United States for a period exceeding 30 days, the Company's operating results would be negatively impacted. Failures in other systems would not be expected to have an adverse effect on the Company's consolidated financial position. In addition, the Company is in the process of upgrading or replacing certain of its software to comply with Year 2000 readiness. Although the implementation of software may be accompanied with risks of incompatibilities, the Company believes that the risks associated with these incompatibilities will not have a material effect on the Company's operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    No material changes have occurred during the six months ended November 30, 1999 for interest rate swaps. Principal outstanding on variable rate debt increased approximately $849,250 and the fair market value of fixed rate debt over carrying cost declined approximately $6,100 during the six months ended November 30, 1999 compared to May 31, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    On or about March 10, 1999, Robert Lowinger, on behalf of himself and all others similarly situated (the "Plaintiff") commenced an action by filing a Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk against Century, all of its directors, and Adelphia Communications Corporation ("Adelphia"). The Plaintiff, claiming that he owns shares of Class A Common Stock of Century alleges that in connection with the proposed merger of Century with Adelphia, holders of Class B Common Stock of Century (which has superior voting rights to the Class A Common Stock of Century) will receive consideration for their shares that exceeds by $4.00 per share the consideration to be paid to Century's Class A shareholders resulting in the Century's Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of the Century's Class A shares. The Plaintiff claims that the individual defendants breached their fiduciary duties of loyalty, good faith, and due care to Century's Class A shareholders by approving the higher payment to Century's Class B shareholders and that Century and Adelphia aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of Century's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits alleged to have been wrongfully obtained by the defendants, as well as all costs, expenses and attorney's fees. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants and took the defendants' motions to strike and certain defendants' motions to dismiss under consideration.

    The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

Item 2.  Changes in Securities

    See Item 4 below, Note 1 to the Condensed Consolidated FinancialStatements under Item 1, Part I above, and Management's Discussion andAnalysis - Introduction under Item 2, Part I above, for discussions relating to the merger with Adelphia consummated on October 1, 1999, all of which discussions are incorporated herein by reference.

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


The results of the vote were:

         Class A Stock:
                  For:    24,364,881         Against:      19,498             Abstain:    3,891

         Class B Stock:
                  For:   423,220,590         Against:           0             Abstain:        0

Item  5.   Other Information -

    None

Item 6.   Exhibits and Reports on Form 8-K

    Each exhibit identified below is filed as part of this report.

           a)     Exhibits


    Exhibit No.                                      Description

      27.01 Financial Data Schedule (supplied for the information of the Commission)


            b)    Reports on Form 8-K

           Form 8-K's were filed for events dated October 1, 1999 and December 7, 1999, which reported information under items 1, 2 and/or 7 thereof. No financial statements were filed with such Form 8-Ks.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ARAHOVA COMMUNICATIONS, INC.
                                           (Registrant)



Date:  January 14, 2000                    By:   /s/ Timothy J. Rigas
                                               ----------------------
                                               Timothy J. Rigas
                                               Executive Vice President
                                               (authorized officer), Chief
                                               Financial Officer, Chief
                                               Accounting Officer and Treasurer