Form 10-Q
period 2000-02-29
ARAHOVA COMMUNICATIONS INC
filed 2000-04-14
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
----
   1934

                For the quarterly period ended February 29, 2000

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from ______________ to
     _____________

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

               Yes   X                              No ______
                     --

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communications, Inc. consisting of 1,000 shares as of April 13, 2000.


                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                  INDEX

                                                                                                           Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - May 31, 1999 and February 29, 2000...............................      2

     Condensed Consolidated Statements of Operations - Nine Months Ended February 28, 1999,
        Four Months Ended September 30, 1999 and Five Months Ended February 29, 2000..........................      3

     Condensed Consolidated Statements of Operations - Three Months Ended February 28, 1999,
        and Three Months Ended February 29, 2000..............................................................      4

     Condensed Consolidated Statements of Cash Flows - Nine Months Ended February 28, 1999,
        Four Months Ended September 30, 1999 and Five Months Ended  February 29, 2000.........................      5

     Notes to Condensed Consolidated Financial Statements.....................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations...................................................................................     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................     20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................     21

Item 2.  Changes in Securities................................................................................     21

Item 3.  Defaults Upon Senior Securities......................................................................     22

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     22

Item 5.  Other Information....................................................................................     22

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     22

SIGNATURES....................................................................................................     23


                                                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                        (Dollars in thousands)

                                                                       Old Arahova        New Arahova

                                                                     ----------------   ----------------
                                                                         May 31,         February 29,
                                                                          1999               2000
                                                                     ----------------   ----------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:

   Property, plant and equipment                                     $      585,980     $      956,344
   Intangible assets                                                        459,833          6,486,305
                                                                     ----------------   ----------------
     Total                                                                1,045,813          7,442,649

Cash and cash equivalents                                                   626,155            105,004
Investments                                                                  74,899            114,735
Subscriber receivables - net                                                 24,798             32,518
Prepaid expenses and other assets - net                                      31,934             77,911
                                                                     ----------------   ----------------
     Total                                                           $    1,803,599     $    7,772,817
                                                                     ================   ================

LIABILITIES AND COMMON STOCKHOLDERS'
    EQUITY (DEFICIENCY)

Parent debt                                                          $    1,873,640     $    1,847,990
Subsidiary debt                                                             169,050            581,206
Accounts payable                                                             44,096             89,240
Subscriber advance payments and deposits                                     25,747             22,076
Accrued interest and other liabilities                                       76,180            126,558
Deferred income taxes                                                         5,290          1,633,505
                                                                     ----------------   ----------------
     Total liabilities                                                    2,194,003          4,300,575

Minority interests                                                           74,915            600,111

Commitments and contingencies (Note 8)

Common stockholders' equity (deficiency):

   Common stock, par value $.01 per share:
     New Arahova, 1,000 shares authorized,
       issued and outstanding                                                   --                 --
     Old Arahova Class A, 400,000,000 shares authorized,
       67,232,335 shares issued and 33,423,167 shares outstanding               672                --
     Old Arahova Class B, 300,000,000 shares authorized,
       42,322,059 shares issued and outstanding                                 423                --
   Additional paid-in-capital                                               191,234          3,372,538
   Related party receivables - net                                              --            (469,923)
   Other, including 33,809,168  treasury shares at May 31, 1999            (143,818)            (5,952)
   Accumulated deficit                                                     (513,830)           (24,532)
                                                                     ----------------   ----------------
       Total common stockholders' equity (deficiency)                      (465,319)         2,872,131
                                                                     ----------------   ----------------
       Total                                                         $    1,803,599     $    7,772,817
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

                                                                     Old Arahova              New Arahova

                                                        ----------------------------------- ----------------
                                                           Nine Months      Four Months       Five Months
                                                              Ended            Ended             Ended
                                                          February 28,     September 30,     February 29,
                                                              1999              1999             2000
                                                        ----------------- ----------------- ----------------

    Revenues                                            $        485,927  $       231,230   $      334,830

    Operating expenses:
         Direct operating and programming                        188,331           92,455          107,291
         Selling, general and administrative                      96,087           47,610           58,401
         Depreciation and amortization                           125,864           59,665          101,583
         Stock compensation                                           --           26,232               --
         Merger and integration costs                                 --          174,153            5,297
                                                        ----------------- ----------------- ----------------
         Total                                                   410,282          400,115          272,572
                                                        ----------------- ----------------- ----------------

    Operating income (loss)                                       75,645         (168,885)          62,258

    Other (expense) income:
     Interest expense - net                                     (130,593)         (53,929)         (75,442)
     Minority interests in
        income of subsidiaries                                    (9,334)          (4,911)         (12,793)
     Other                                                         5,186              337               --
                                                        ----------------- ----------------- ----------------
         Total                                                  (134,741)         (58,503)         (88,235)

    Loss before income taxes                                     (59,096)        (227,388)         (25,977)
    Income tax benefit (expense)                                  19,104           (5,837)           1,445
                                                        ----------------- ----------------- ----------------

    Net loss from continuing operations                          (39,992)        (233,225)         (24,532)
    Gain on sale of discontinued operations (less
      applicable income taxes of $28,255)                        312,142               --               --
                                                        ----------------- ----------------- ----------------

    Net income (loss)                                            272,150         (233,225)         (24,532)

    Other comprehensive (loss) income - net of income
       taxes                                                     (13,265)          11,511           (5,952)
                                                        ----------------- ----------------- ----------------

    Comprehensive income (loss)                         $        258,885  $      (221,714)  $      (30,484)
                                                        ================= ================= ================

    Basic and diluted net loss from continuing
       operations per share                             $          (0.53) $         (3.07)

    Basic and diluted gain on sale of discontinued
       operations per share                                         4.16               --
                                                        ----------------- -----------------

    Basic and diluted net income (loss) per share       $           3.63  $         (3.07)
                                                        ================= =================

    Basic and diluted weighted average shares of
       common stock outstanding (in thousands)                    74,976           75,921
                                                        ================= =================



                           See notes to condensed consolidated financial statements.



                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                         Old Arahova        New Arahova

                                                                       ----------------   ----------------
                                                                        Three Months       Three Months
                                                                            Ended              Ended
                                                                        February 28,       February 29,
                                                                            1999               2000
                                                                       ----------------   ----------------

    Revenues                                                           $      164,776   $        217,197

    Operating expenses:
         Direct operating and programming                                      66,375             69,579
         Selling, general and administrative                                   31,848             38,314
         Depreciation and amortization                                         43,290             69,200
         Merger and integration costs                                             --               2,157
                                                                       ---------------- ------------------
         Total                                                                141,513            179,250
                                                                       ---------------- ------------------

    Operating income                                                           23,263             37,947

    Other expense:
     Interest expense - net                                                   (42,004)           (47,753)
     minority interests in
        income of subsidiaries                                                 (2,871)            (6,919)
     Other                                                                        (39)                --
                                                                       ---------------- ------------------
         Total                                                                (44,914)           (54,672)

    Loss before income taxes                                                  (21,651)           (16,725)
    Income tax benefit (expense)                                               27,622               (151)
                                                                       ---------------- ------------------

    Net income (loss) from continuing operations                                5,971            (16,876)
    Gain on sale of discontinued operations (less applicable
        income taxes of $28,255)                                              312,142                 --
                                                                       ---------------- ------------------

    Net income (loss)                                                         318,113            (16,876)

    Other comprehensive loss - net of income taxes                             (2,577)            (5,952)
                                                                       ---------------- ------------------

    Comprehensive income (loss)                                        $      315,536    $       (22,828)
                                                                       ================ ==================

    Basic net income from continuing operations per share              $         0.08

    Basic gain on sale of discontinued operations per share                      4.15
                                                                       ----------------

    Basic net income per share                                         $         4.23
                                                                       ================

    Basic weighted average shares of common stock outstanding
       (in thousands)                                                          75,146
                                                                       ================

    Diluted net income from continuing operations per share            $         0.08

    Diluted gain on sale of discontinued operations per share                    4.08
                                                                       ----------------

    Diluted net income per share                                       $         4.16
                                                                       ================

    Diluted weighted average shares of common stock outstanding
       (in thousands)                                                          76,449
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



                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                        (Dollars in thousands)

                                                                                    Old Arahova                New Arahova
                                                                        ----------------------------------- -----------------
                                                                            Nine Months      Four Months       Five Months
                                                                               Ended            Ended             Ended
                                                                            February 28,     September 30,     February 29,
                                                                                1999             1999              2000
                                                                        ----------------- ----------------- -----------------

Cash flows from operating activities:

   Net income (loss)                                                    $        272,150  $       (233,225) $        (24,532)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                              125,864            59,665           101,583
      Parent's and other minority interests in income of subsidiaries              9,334             4,911            12,793
      (Decrease) increase in deferred taxes                                       (1,892)              202            (6,553)
      Gain on sale of discontinued operations                                   (340,397)             --                --
      Other                                                                       (6,008)             --                --
      Amortization of restricted stock                                              --               6,504              --
      Write-off of employee receivables                                             --               1,437              --
      Acceleration of stock options                                                 --              11,669              --
      Noncash interest expense                                                    42,587            19,647            27,868
      Stock compensation                                                            --              26,232              --
      Changes in operating assets and liabilities, net of
         effect of acquisitions:
         Subscriber receivables                                                  (17,072)            2,240            (1,607)
         Prepaid expenses and other assets                                        (3,968)           (5,403)           (6,615)
         Accounts payable and accrued liabilities                                 (5,269)            3,641            41,360
                                                                        ----------------  ----------------  ----------------
           Net cash provided by (used for) operating activities                   75,329          (102,480)          144,297
                                                                        ----------------  ----------------  ----------------

Cash flows used for investing activities:

   Capital expenditures                                                          (79,997)          (52,630)          (78,207)
   Acquisition of cable and other assets                                          (3,461)          (14,303)         (247,315)
   Proceeds from sale of radio stations                                           11,538              --                --
   Proceeds from sale of discontinued operations                                 360,115              --                --
   Amounts invested in and advanced to related parties                              --                --            (469,923)
                                                                        ----------------  ----------------  ----------------

           Net cash provided by (used for) investing activities                  288,195           (66,933)         (795,445)
                                                                        ----------------  ----------------  ----------------

Cash flows (used for) provided by financing activities:

   Proceeds from debt                                                               --             880,000           421,199
   Repayments of debt                                                            (29,050)           (1,000)         (892,249)
   Issuance of common stock                                                        4,930             5,468              --
   Purchase of treasury stock                                                     (1,505)           (7,891)             --
                                                                        ----------------  ----------------  ----------------
           Net cash (used for) provided by financing activities                  (25,625)          876,577          (471,050)
                                                                        ----------------  ----------------  ----------------

Increase (decrease) in cash and cash equivalents - continuing operations         337,899           707,164        (1,122,198)

Cash flow of discontinued operations - net                                         4,765              --                --

Cash and cash equivalents, beginning of period                                   285,498           626,155         1,227,202
                                                                        ----------------  ----------------  ----------------

Cash and cash equivalents, end of period                                $        628,162  $      1,333,319  $        105,004
                                                                        ================  ================  ================


                                       See notes to condensed consolidated financial statements.


                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, except per share amounts)

1.  Basis of Presentation, Interim Financial Statements and Merger:

    The accompanying unaudited condensed consolidated financial statements of Arahova Communications, Inc. and subsidiaries ("Arahova" or "the Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger ("the Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999 by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. The Merger Sub is sometimes referred to herein as the "Successor Corporation". The name of the Successor Corporation was changed to Arahova on October 1, 1999. As used herein, "the Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation. The entities for which condensed consolidated financial statements are presented for periods prior to October 1, 1999 are referred to herein as "Old Arahova", and the entities for which condensed consolidated financial statements are presented for periods subsequent to September 30, 1999 are referred to herein as "New Arahova". Due to the October 1, 1999 application of purchase accounting resulting from the acquisition of Old Arahova by Adelphia, the predecessor condensed consolidated financial statements of Old Arahova are not comparable to the successor condensed consolidated financial statements of New Arahova. In addition, Old Arahova previously presented classified balance sheets and statements of cash flows under the direct method. These financial statements have been reclassified to conform to New Arahova's presentation.

    In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Arahova at February 29, 2000 and the results of operations for the three and nine months ended February 28, 1999, the four months ended September 30, 1999, and the three and five months ended February 29, 2000 have been included. These condensed consolidated financial statements should be read in conjunction with Century's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended May 31, 1999. Certain reclassifications have been made to prior period balances to conform to the current period's presentation. The results of operations for the periods ended September 30, 1999 and February 29, 2000 listed above are not necessarily indicative of the results to be expected for the period ending May 31, 2000.

    On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of Century's Class A common stockholders on behalf of himself and all others similarly situated naming Century's Class B common stockholders and all of Century's directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing alleged breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted Century's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants. On January 13, 2000, the court granted defendants' motions to strike and dismissed the plaintiff's complaint in its entirety for failure to state a claim upon which relief can be granted. The court entered judgment on February 16, 2000. The plaintiff has not filed an appeal in this action within the time provided by local court rules for the filing of an appeal.

    At the effective time of the Merger, Adelphia purchased Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Cable Television Joint Venture ("CCJV"), one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash and approximately 1,850,000 shares of Adelphia Class A common stock. As of October 1, 1999 this joint venture served approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens. On December 15, 1999 Adelphia's interest in CCJV of $133,400 was contributed to Arahova.

    In addition, Century sold its shares of Class A common stock of Citizens to Dr. Leonard Tow, former Chairman and Chief Executive Officer of Century, at the effective time of the Merger at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate sales price was approximately $39,800.

    The Merger has been accounted for using the purchase method of accounting. Accordingly, the preliminary allocation of Adelphia's purchase price to acquire Old Arahova has been reflected in New Arahova's condensed consolidated financial statements as of October 1, 1999, as adjusted through February 29, 2000. A final allocation of the purchase price will be made upon resolution of pre-acquisition contingencies and completion of final appraisals. The approximate $4,950,148 aggregate purchase price was comprised of the following:


                  Issuance of Adelphia Class A common stock                        2,705,000
                  Assumption of debt and working capital                           1,711,000
                  Deferred tax asset realized by Adelphia                           (277,852)
                  Cash                                                               812,000
                                                                           -------------------
                                                                           $       4,950,148
                                                                           ===================

    The value assigned to the Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the Merger was agreed to and announced on March 5, 1999.

    The following table reflects the opening condensed consolidated balance sheet of New Arahova, as adjusted through February 29, 2000, which includes the effects of the preliminary purchase accounting adjustments resulting from the allocation of Adelphia's purchase prices to acquire Old Arahova and Citizen's 50% interest in CCJV.


                                                                                         New Arahova

                                                                                       -----------------
                                                                                        October 1, 1999
                                                                                       -----------------
ASSETS

Cable systems:
   Property, plant and equipment                                                       $        769,766
   Intangible assets                                                                          5,896,025
                                                                                       ----------------
     Total                                                                                    6,665,791

Cash and cash equivalents                                                                     1,227,202
Investments                                                                                     105,328
Subscriber receivables - net                                                                     26,422
Prepaid expenses and other assets - net                                                          46,772
                                                                                       ----------------
     Total                                                                             $      8,071,515
                                                                                       ================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Parent debt                                                                            $      1,820,700
Subsidiary debt                                                                               1,052,955
Accounts payable                                                                                 32,022
Subscriber advance payments and deposits                                                         33,248
Accrued interest and other liabilities                                                           88,767
Deferred income taxes                                                                         1,643,163
                                                                                       ----------------
     Total liabilities                                                                        4,670,855

Parent's interest in subsidiary and other minority interests                                    161,512

Common stockholders' equity:

   Common stock, par value $.01 per share:
    New Arahova, 1,000 shares authorized, issued and outstanding                                   --
    Additional paid-in-capital                                                                3,239,148
                                                                                       ----------------
         Total common stockholders' equity                                                    3,239,148
                                                                                       ----------------
         Total                                                                         $      8,071,515
                                                                                       ================

    As a result of the application of purchase accounting, New Arahova has recorded its assets and liabilities at their preliminary fair values on October 1, 1999. As of February 29, 2000, the allocation of Adelphia's purchase price to acquire Old Arahova had not been finalized. Accordingly, the Company may make additional refinements to the preliminary allocation of Adelphia's purchase prices to acquire Old Arahova and Citizen's 50% interest in CCJV in future periods. Certain of the more significant effects of purchase accounting are described below.

    The $769,766 assigned to New Arahova's property, plant and equipment will be depreciated over useful lives ranging primarily from 5 to 20 years. The $5,896,025 assigned to New Arahova's intangible assets is primarily comprised of franchise costs and will be amortized over useful lives of primarily 40 years.

2.       Significant Events Subsequent to May 31, 1999:

    On December 7, 1999, Arahova acquired cable systems that served approximately 19,000 basic subscribers at the date of acquisition in Moreno Valley and Riverside County, California and were purchased for an aggregate price of approximately $32,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Arahova effective from the date acquired.

    On December 7, 1999, subsidiaries of Arahova consummated a transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, the Company and Adelphia contributed cable systems totaling approximately 525,000 basic subscribers and approximately $744,000 in debt. AT&T contributed cable systems totaling approximately 275,000 subscribers and $213,000 in debt. Arahova and Adelphia hold a combined interest of 75% and AT&T holds a 25% interest in the partnership. The cable systems contributed by Arahova and Adelphia have been recorded at historical cost. The acquisition of the cable systems contributed by AT&T has been accounted for under the purchase method of accounting. The financial results of the cable systems contributed by AT&T are included in the consolidated results of operations of Arahova effective from the date acquired. As part of this transaction, the Company and AT&T exchanged cable systems owned by the Company in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for the Company's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), serving approximately 96,500 basic subscribers. No gain or loss was recognized on this system swap due to the application of purchase accounting in connection with the Merger. Adelphia, the parent of Arahova, manages the joint venture. For pro forma information, see the Company's Current Report on Form 8-K filed on February 22, 2000.

    On December 7, 1999, in connection with the closing of the above described joint venture, a subsidiary of Arahova closed on a $1,000,000 credit facility. The credit facility consists of a $500,000, 8 year reducing revolving credit loan and a $500,000, 8 year term loan. Proceeds from the initial borrowings were used to repay existing indebtedness.

3.  Debt:

    The aggregate fair value assigned in purchase accounting to New Arahova's debt and related interest rate swap was less than the aggregate recorded value at the date of the merger by $65,878. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such excess will be amortized over the respective remaining 1 to 8 year lives of the underlying debt obligations.


    Debt is summarized as follows:

    Parent Debt:

                                                                                 Old Arahova     New Arahova

                                                                              ---------------- ----------------
                                                                                    May 31,       February 29,
                                                                                     1999             2000
                                                                              ---------------- ----------------
                    9 1/2% Senior Notes due 2000                              $       150,000  $       150,000
                    9 3/4% Senior Notes due 2002                                      200,000          201,645
                    Senior Discount Notes due 2003                                    316,618          324,733
                    9 1/2% Senior Notes due 2005                                      250,000          251,150
                    8 7/8% Senior Notes due 2007                                      250,000          242,935
                    8 3/4% Senior Notes due 2007                                      225,000          216,480
                    8 3/8% Senior Notes due 2017                                      100,000           94,140
                    8 3/8% Senior Notes due 2007                                      100,000           94,310
                    Senior Discount Notes due 2008                                    282,022          272,597
                                                                              ---------------- ----------------
                             Total parent debt                                $     1,873,640  $     1,847,990
                                                                              ================ ================

    Subsidiary Debt:

                                                                                 Old Arahova     New Arahova

                                                                              ---------------- ----------------
                                                                                   May 31,        February 29,
                                                                                    1999              2000
                                                                              ---------------- ----------------
                    Notes to banks                                            $        89,000  $       517,000
                    9.47% Senior Secured Notes due 2002                                80,000           64,206
                    Other debt                                                             50               --
                                                                              ---------------- ----------------
                           Total subsidiary debt                              $       169,050  $       581,206
                                                                              ================ ================

    Certain subsidiaries of the Company had credit facilities with $1,067,500 of available borrowings of which $517,000 was outstanding at February 29, 2000.

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

    On April 14, 2000, a subsidiary of Arahova, along with co-borrowers, affiliates and subsidiaries of Adelphia, closed a new $2,250,000 bank credit facility. The bank credit facility consists of both a reducing revolving credit portion and a term loan portion.

4.  Investments:

    As a result of a contract with At Home Corporation ("@Home") to provide @Home high speed internet access on certain systems, Arahova has received a warrant contract to purchase up to 5,260,000 shares of @Home Series A common stock at $5.25 per share. The investment in @Home warrants is classified as an available-for-sale security. During the three and five months ended February 29, 2000, Arahova recognized revenue of $2,520 and $3,626, respectively, related to these warrants. Arahova's investment in @Home warrants of $26,734 at February 29, 2000 includes $9,057 of unrealized loss.

5.  Stock Compensation:

    During the four months ended September 30, 1999, certain employees of Old Arahova exercised options in a manner that caused Old Arahova to recognize compensation expense for all options outstanding under the option plans. This resulted in stock compensation expense of $26,232 during the four months ended September 30, 1999. Any remaining options outstanding at the date of the Merger rolled over into options to acquire Adelphia Class A common stock. New Arahova does not have its own stock compensation plan.

6.  Net Loss Per Weighted Average Share of Common Stock:

    For the nine months ended February 28, 1999 and the four months ended September 30, 1999, diluted net loss per common share is equal to basic net loss per common share because Old Arahova's outstanding options and other potential common shares had an anti-dilutive effect for such periods. Subsequent to the Merger, all shares of New Arahova common stock are held by Adelphia. As such, disclosure of net loss per weighted average share of common stock is not required for periods subsequent to the Merger.

7. Supplemental Financial Information:

    Cash payments for interest were $102,846, $48,331 and $75,284 for the nine months ended February 28, 1999, the four months ended September 30, 1999 and the five months ended February 29, 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $520,127 and $34,936 at May 31, 1999 and February 29, 2000, respectively. Accumulated amortization of intangible assets amounted to $395,268 and $63,989 at May 31, 1999 and February 29, 2000, respectively. Interest expense - net includes interest income of $5,812 and $13,244 for the three months ended February 28, 1999, and the three months ended February 29, 2000, respectively, and $13,237, $14,679 and $23,465 for the nine months ended February 28, 1999, the four months ended September 30, 1999 and the five months ended February 29, 2000, respectively. Interest income includes interest income from affiliates on related party receivables balances.

8.  Commitments and Contingencies:

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

9.  Recent Accounting Pronouncements:

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's condensed consolidated financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

    At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to issues related to EITF 98-3, "Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, the Company will be required to account for cable system swaps as a purchase and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

10.  Reclassifications:

    Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                (Dollars in thousands, except per share amounts)

Introduction

    On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger (the "Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999, by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. Merger Sub is sometimes referred to herein as the "Successor Corporation." The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein, the "Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation.

    On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of Century's Class A common stockholders on behalf of himself and all others similarly situated naming Century's Class B common stockholders and all of Century's directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing alleged breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted Century's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants. On January 13, 2000, the court granted defendants' motions to strike and dismissed Plaintiff's complaint in its entirety for failure to state a claim upon which relief can be granted. The court entered judgment on February 16, 2000. The plaintiff has not filed an appeal in this action within the time provided by local court rules for the filing of an appeal.

    At the effective time of the Merger, Adelphia purchased Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Cable Television Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash and approximately 1,850,000 shares of Adelphia Class A common stock. As of October 1, 1999 this joint venture served approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens. On December 15, 1999, Adelphia's interest in CCJV of $133,400 was contributed to Arahova.

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

    On December 7, 1999, subsidiaries of Arahova consummated a transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, the Company and Adelphia contributed cable systems totaling approximately 525,000 basic subscribers and approximately $744,000 in debt. AT&T contributed cable systems totaling approximately 275,000 subscribers and $213,000 in debt. Arahova and Adelphia hold a combined interest of 75% and AT&T holds a 25% interest in the partnership. The cable systems contributed by Arahova and Adelphia have been recorded at historical

                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                (Dollars in thousands, except per share amounts)

cost. The acquisition of the cable systems contributed by AT&T has been accounted for under the purchase method of accounting. The financial results of the cable systems contributed by AT&T are included in the consolidated results of operations of Arahova effective from the date acquired. As part of this transaction, the Company and AT&T exchanged cable systems owned by the Company in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for the Company's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), serving approximately 96,500 basic subscribers. No gain or loss was recognized on this system swap due to the application of purchase accounting in connection with the Merger. Adelphia, the parent of Arahova, manages the joint venture. For pro forma information, see the Company's Current Report on Form 8-K filed on February 22, 2000.

Results of Operations

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."

    The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rental), local and national advertising sales, high speed data services and pay-per-view programming. At February 28, 1999 and February 29, 2000, the Company's cable systems served approximately 1,338,000 and 1,624,000 basic subscribers, respectively. Certain of the Company's cable systems are owned 50% by the Company and 50% by unaffiliated entities. At February 29, 2000, these 50% -owned systems served approximately 246,000 basic subscribers in the aggregate.

Adjusted Arahova Three and Nine Months Ended February 28, 1999 and February 29, 2000

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

    Due to the consummation of the Merger, the Company's February 29, 2000 condensed consolidated statement of operations for the three and nine months ended February 29, 2000 includes information reflecting the three and five month period ended February 29, 2000 and the four month periods ended September 30, 1999.

    For purposes of the following table and discussion, the operating results of Old Arahova have been combined with the operating results of New Arahova (this combination will be referred to herein as Adjusted Arahova) in order to provide a more meaningful basis for comparing the three and nine months ended February 28, 1999 and February 29, 2000. Depreciation, amortization and certain other line items included in the operating results of Adjusted Arahova are not necessarily comparable between periods as the three and nine month successor period ended February 29, 2000 includes the effect of the preliminary purchase accounting adjustments related to the Merger. The combining of predecessor and successor accounting periods is not in accordance with generally accepted accounting principles. See Note 1 to the accompanying condensed consolidated financial statements. The results of Adjusted Arahova for the three and nine months ended February 29, 2000 are not necessarily indicative of the results to be expected for Arahova for the period ending May 31, 2000.

    The unaudited results of operations for Adjusted Arahova are as follows:


                                                                 Adjusted Arahova

                                            -------------------------------------------------------
                                              Three Months  Three Months   Nine Months  Nine Months
                                                  Ended         Ended         Ended        Ended
                                               February 28,  February 29,  February 28, February 29,
                                                   1999          2000          1999         2000
                                            --------------------------- --------------------------
Revenues                                    $    164,776  $    217,197  $    485,927  $    566,060


Operating expenses:
     Direct operating and programming             66,375        69,579       188,331       199,746
     Selling, general and administrative          31,848        38,314        96,087       106,011
     Depreciation and amortization                43,290        69,200       125,864       161,248
     Stock compensation                             --            --            --          26,232
     Merger and integration costs                   --           2,157          --         179,450
                                            ------------  ------------  ------------  ------------
     Total                                       141,513       179,250       410,282       672,687
                                            ------------  ------------  ------------  ------------

Operating income (loss)                           23,263        37,947        75,645      (106,627)

Other (expense) income:
 Interest expense - net                          (42,004)      (47,753)     (130,593)     (129,371)
 Minority interests in
    income of subsidiaries                        (2,871)       (6,919)       (9,334)      (17,704)
 Other                                               (39)         --           5,186           337
                                            ------------  ------------  ------------  ------------
     Total                                       (44,914)      (54,672)     (134,741)     (146,738)

Loss before income taxes                         (21,651)      (16,725)      (59,096)     (253,365)
Income tax benefit (expense)                      27,622          (151)       19,104        (4,392)
                                            ------------  ------------  ------------  ------------
Net income (loss) from
   continuing operations                    $      5,971  $    (16,876) $    (39,992) $   (257,757)
                                            ============  ============  ============  ============


    The following table is derived from the unaudited results of operations for Adjusted Arahova shown above and sets forth the historical percentage relationship to revenues of the components of operating income for the periods indicated.


                                                                          Adjusted Arahova

                                                  -----------------------------------------------------------------
                                                  Three Months     Three Months      Nine Months      Nine Months
                                                      Ended            Ended            Ended            Ended
                                                  February 28,     February 29,     February 28,     February 28,
                                                      1999             2000             1999             2000
                                                  --------------   --------------   --------------   --------------
             Revenues                                100.0%           100.0%           100.0%           100.0%

             Direct operating and programming         40.3%            32.0%            38.8%            35.3%
             Selling, general and administrative      19.3%            17.6%            19.8%            18.7%
             Depreciation and amortization            26.3%            31.9%            25.9%            28.5%
             Stock compensation                         --               --               --              4.6%
             Merger and integration costs               --              1.0%              --             31.7%
                                                  --------------   --------------   --------------   --------------

             Operating income (loss)                  14.1%            17.5%            15.5%           (18.8%)
                                                  ==============   ==============   ==============   ==============

    Adjusted Arahova Revenues. Revenues increased approximately 31.8% and 16.5% for the three and nine months ended February 29, 2000 compared with the same periods of the prior year. The increases are attributable to acquisitions, basic subscriber growth, and cable rate increases.

    Adjusted Arahova Direct Operating and Programming. These expenses, which are mainly basic and premium programming costs and technical expenses increased 4.8% and 6.1% for the three and nine months ended February 29, 2000 compared with the same periods of the prior year. The increases are primarily due to incremental costs associated with increased subscribers partially offset by lower programming rates and other technical expenses.

    Adjusted Arahova Selling, General and Administrative. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 20.3% and 10.3% for the three and nine months ended February 29, 2000 compared with the same periods of the prior year. The increases were due primarily to incremental costs associated with subscriber growth.

    Adjusted Arahova Stock Compensation. In September 1999, certain employees of Old Arahova exercised options in a manner that caused Old Arahova to recognize compensation expense for all options outstanding under the option plans, which resulted in stock compensation expense of $26,232.

    Adjusted Arahova Merger and Integration Costs. These expenses, which are comprised of compensation, legal and consulting costs, were incurred in conjunction with the merger with Adelphia, which was completed on October 1, 1999.

    Adjusted Arahova Interest Expense - Net. Adjusted Arahova interest expense - net increased 13.7% for the three months ended February 29, 2000 and decreased 0.9% for the nine months ended February 29, 2000 compared with the same periods of the prior year. The increase is primarily due to incremental debt related to the acquisitions, the amortization of debt discount recorded as a result of the Merger, and an increase in the average debt outstanding. The decrease in the nine months ended February 29, 2000 is due to the increase in interest income from affiliate borrowings, partially offset by an increase in the average debt outstanding and the amortization of debt discount recorded as a result of the Merger.

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

    At February 29, 2000, the Company's total outstanding debt aggregated $2,429,196, which included $1,847,990 of parent debt and $581,206 of subsidiary debt. As of February 29, 2000, the Company had an aggregate of $655,504 in unused credit lines and cash and cash equivalents. On April 14, 2000, a subsidiary of Arahova, along with co-borrowers, affiliates and subsidiaries of Adelphia, closed a new $2,250,000 bank credit facility. This bank credit facility consists of both a reducing revolving credit portion and a term loan portion.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at February 29, 2000:


       Three months ending May 31, 2000                      $           --
       Year ending May 31, 2001                                     170,000
       Year ending May 31, 2002                                     231,000
       Year ending May 31, 2003                                     479,000
       Year ending May 31, 2004                                      64,750

    The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Arahova or its subsidiaries, of public debt and the negotiation of new or amended credit facilities.

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

    Capital expenditures for Adjusted Arahova for the nine months ended February 28, 1999 and February 29, 2000 were $79,997 and $130,837, respectively. The Company estimates that capital expenditures will be in the range of approximately $43,000 to $53,000 from March 1, 2000 through May 31, 2000.

Merger Related Costs

    The Company had employment agreements primarily with four executive officers including Dr. Leonard Tow, former Chairman and Chief Executive Officer of Century. For purposes of these employment agreements, a "threatened change of control" occurred and such employees had the right to terminate these employment agreements. During the quarter ended August 31, 1999, each of these executive officers exercised his right to terminate his employment agreement but continued working for the Company through the closing of the Merger. Pursuant to the employment agreement, upon such termination, each executive officer was entitled to receive his base salary through the end of the term of his employment agreement, an annual cash bonus for the remainder of the term equal to his most recently awarded cash bonus, continuation of medical, dental, life and disability insurance for the remainder of the term on the same basis as provided while the agreement was in effect and the use of office space for one year. In addition, upon termination, all of his Company stock options vested and became exercisable and the restrictions on all of his shares of restricted stock of the Company lapsed. The total cost to the Company of the termination of the executive employment agreements was approximately $227,400. Approximately $167,200 of these costs were recorded by the Company during the four months ended September 30, 1999 and the remaining $60,200 of these costs, which resulted from the completion of the Merger, were recorded upon completion of the Merger.

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

    The Company also competes with direct broadcast satellites ("DBS") service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to begin offering local broadcast channels. DBS compainies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    No material changes have occurred during the nine months ended February 29, 2000 for interest rate swaps. Principal outstanding on variable rate debt increased approximately $428,000 and the carrying value of fixed rate debt over fair value was approximately $33,272 at February 29, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of Century's Class A common stockholders on behalf of himself and all others similarly situated naming Century's Class B common stockholders and all of Century's directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing alleged breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted Century's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants. On January 13, 2000, the court granted defendants' motions to strike and dismissed Plaintiff's complaint in its entirety for failure to state a claim upon which relief can be granted. The court entered judgment on February 16, 2000. The plaintiff has not filed an appeal in this action within the time provided by local court rules for the filing of an appeal.

    On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia Communications Corporation ("Adelphia"). In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or
(B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems to a third party but indicated that it was evaluating whether it would also make its own offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties have until May 31, 2000 to take discovery, including depositions, in the action. Arahova and the other defendants have until April 28, 2000 to respond to the Complaint. Arahova's management believes the law suit is without merit and will vigorously defend it, and believes in any event that this matter will not have a material adverse effect on Arahova.

    The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

Item 2.  Changes in Securities

      None.



Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

Item  5.   Other Information

    None.

Item 6.   Exhibits and Reports on Form 8-K

    Each exhibit identified below is filed as part of this report.

           a)     Exhibits


Exhibit No.  Description

   10.01     Agreement of Limited Partnership of Century-TCI California
             Communications, L.P., dated as of December 7, 1999 (Incorporated herein by reference is Exhibit 10.115 to the Form 10-K for Adelphia
             Communications Corporation for the year ended December 31, 1999)
             (File No.0-16014).

   10.02     Credit Agreement dated as of December 3, 1999 among Century-TCI
             California, L.P., Certain Lenders, Societe Generale and Deutsche
             Bank Securities Inc., as Co-Syndication Agents, Salomon Smith
             Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank,
             N.A. as Documentation Agent and Citibank, N.A. as Administrative
             Agent (Incorporated herein by reference is Exhibit 10.116 to the Form 10-K for Adelphia Communications Corporation for the year ended December 31, 1999) (File No. 0-16014).

   27.01 Financial Data Schedule (supplied for the information of the Commission)

            b)    Reports on Form 8-K

           A Form 8-K was filed for the event dated December 7, 1999, which reported information under item 2. A Form 8-K\A was filed for the event dated December 7, 1999, which reported information under item 7. Financial statements were filed with such Form 8-K\A.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ARAHOVA COMMUNICATIONS, INC.
                                                  (Registrant)



Date:  April 14, 2000                     By:   /s/ Timothy J. Rigas
                                              ----------------------
                                                 Timothy J. Rigas
                                          Executive Vice President (authorized
                                          officer), Chief Financial Officer,
                                          Chief Accounting Officer and Treasurer