Form 10-KT
period 1999-12-31
ARAHOVA COMMUNICATIONS INC
filed 2000-08-14
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

X Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from June 1, 1999 to December 31, 1999

                         Commission File Number: 0-16899

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

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No  ____

Documents Incorporated by Reference:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. X .

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communicaitons, Inc., consisting of 1,000 shares as of July 28, 2000.

Arahova meets the conditions set forth in General Instruction I (i) (a) and (b) and is therefore filing in the reduced disclosure format.


                                                     ARAHOVA COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

PART I

   ITEM 1.      BUSINESS                                                                                              3

   ITEM 2.      PROPERTIES                                                                                           18

   ITEM 3.      LEGAL PROCEEDINGS                                                                                    18

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  19


PART II

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                                                                  20

   ITEM 6.      SELECTED FINANCIAL DATA                                                                              20

   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                                                22

   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                            29

   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                          30

   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE                                                                                 54


PART III

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                   54

   ITEM 11.     EXECUTIVE COMPENSATION                                                                               55

   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                       55

   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                       55


PART IV

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                      55


PART I

(Dollars in thousands, except subscriber rates and per share amounts)

ITEM 1.  BUSINESS

Introduction

      On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger (the "Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999, by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia, which files reports with the Securities and Exchange Commission. Merger Sub is sometimes referred to herein as the "Successor Corporation." The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein, the "Company" refers to the predecessor corporation, as well as Arahova, as the successor to the predecessor corporation.

      As of December 31, 1999, the Company operates cable television systems ("systems") with broadband networks that passed in front of approximately 2,915,000 homes and served approximately 1,628,000 basic subscribers, with significant concentrations of basic subscribers in Southern California, Colorado, and Puerto Rico. In addition to traditional analog cable television, the Company offers or intends to offer a wide range of telecommunication services including digital cable television, high-speed data and Internet access, paging and telephony. Adelphia is a leader in the telecommunications industry with cable television and local telephone operations. As of December 31, 1999, Adelphia owned and managed cable television systems, including the Company's systems, with broadband networks that passed in front of approximately 7,903,000 homes and served approximately 5,125,000 basic subscribers.

      Selected financial and other data and consolidated financial statements presented for periods prior to October 1, 1999 are referred to herein as "Old Arahova". Selected financial and other data and consolidated financial statements presented for periods subsequent to October 1, 1999 are referred to herein as "New Arahova". As a result of the application of purchase accounting resulting from Adelphia's October 1, 1999 acquisition of Arahova, the assets and liabilities of New Arahova have been recorded at their estimated fair values on October 1, 1999. The final allocation of Adelphia's purchase price to acquire Arahova is pending the completion of third party valuations.

      On May 25, 2000, the Board of Directors of the Company changed Arahova's fiscal year from May 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the seven months ended December 31, 1999.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Transition Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward-looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the availability and cost of capital, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Transition Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No.333-78027 of Adelphia Communications Corporation, under the heading
"Risk Factors."

    Products and Services

      Video Services

      Systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay systems and satellite earth stations. Signals are then modulated, amplified and distributed primarily through fiber optic and coaxial cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

      Systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.

      In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. Systems also offer pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the Systems with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

      Digital video services are available to the Company's subscribers who lease or purchase a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," the Company can transmit up to 12 channels in the space currently used to transmit just one analog channel. The Company's digital TV subscribers may also receive "multichannel" premium services, such as HBO 1, 2, 3 and 4 from east and west coast satellite feeds, enhanced pay-per-view options with 18 movie channels, up to 40 channels of CD-quality music from Music Choice, and an interactive on-screen program guide to help them navigate the new digital choices.

      The Company also sells advertising to various entities for local and national advertising on certain channels carried by the Company, as well as mailings and other media.

      High-Speed Data Services and Internet Access

      Arahova has begun deployment of Power Link, Adelphia's high-speed data service provided through cable modems. Power Link, which includes residential, institutional, and business service offerings, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line. The Company also has an agreement with At Home Network ("@Home"), a provider of high-speed Internet services via a cable infrastructure, to deliver high-speed Internet services in certain markets covering 1,315,000 homes passed. The agreement with @Home has a term of six years ending May 31, 2004.

      The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High-speed cable data services are now available at speeds far in excess of that which is currently available via a 28.8 kilobit or 56 kilobit per second telephone modem. In addition, using a high-speed cable modem and special ethernet card allows the user to bypass telephone lines, does not require the user to log on, and allows for multiple sessions or connections to multiple services simultaneously.

      The Company also offers high-speed Internet access through the use of one way cable modems, which provide the high-speeds of broadband on the data downstream and utilize a telephone line return path. One way cable modems enable the Company to offer the high-speed data service to the bulk of its customers while completing the system buildout of two-way broadband plant.

      The Company also offers traditional dial up Internet access for those customers who initially prefer this method of Internet access to the higher speeds of our broadband network. This establishes the Company as a full service Internet provider and creates a customer base, which can be upgraded to the high-speed service in the future.

      Other Services

      In 2000, the Company expects to begin offering wireless messaging services to its subscribers through an affiliate, Page Time, Inc., a wholly-owned subsidiary of Adelphia which provides one-way messaging services to Adelphia and its subsidiaries via resale arrangements with existing paging network operators.

      In the fourth quarter of the calendar year 1999, the Company began selling long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as toll-free service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market for long distance and emphasizes the simplicity and savings of one low competitive usage fee available 24 hours a day, 7 days a week, with no monthly fee.

    Operating Strategy

      The Company's cable television operations strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to build on its expertise as a cable television service provider, as well as to become a provider of bundled communications services. It intends to combine its cable television service with high-speed data and Internet access, paging and telephony services.

      The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability. These improvements will enable the Company to continue its introduction of additional services, such as digital video, high-speed data and Internet service and impulse-ordered pay-per-view programming, which expand customer choices and are expected to increase Company revenues.

Recent Development of the Systems

      The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its systems' market areas are a key factor in positioning itself for future growth in basic subscribers.

      In December 1999, Adelphia entered into definitive agreements under which Cablevision Systems Corporation will sell its cable systems in the greater Cleveland metropolitan area to a subsidiary of Arahova for approximately $1,530,000 in cash and Adelphia securities. As of December 31, 1999, these systems served approximately 307,000 basic subscribers. The transaction is subject to customary closing conditions and regulatory approval and is expected to close by the fourth quarter of 2000.

      On April 14, 2000, a subsidiary of Arahova, along with certain other subsidiaries and affiliates of Adelphia, closed on a $2,250,000 bank credit facility. In connection with the closing of the facility, Adelphia contributed cable systems serving approximately 460,000 basic subscribers to a subsidiary of Arahova. For more information on the bank credit facility, refer to Item 7 "Management's Discussion of Financial Condition and Results of Operations - Financing Transactions".

      On July 5, 2000 Adelphia closed its acquisition under which Prestige Communications of NC, Inc. sold its cable systems in Virginia, North Carolina and Maryland to a subsidiary of Arahova for approximately $700,000. These systems serve approximately 120,000 basic subscribers.

      On May 26, 1999, Adelphia announced that it had agreed to swap certain of its cable systems and certain systems and of its wholly owned subsidiaries with Comcast Corporation ("Comcast") in a geographic rationalization of the companies' respective markets. As part of this transaction, Arahova will add approximately 168,000 subscribers in the Los Angeles, CA area and the West Palm/Fort Pierce, FL area. In exchange, Comcast will receive Arahova systems serving approximately 178,000 subscribers in New Jersey, New Mexico and Indiana. All systems involved in the transactions will be valued by agreement between the parties or, following a failure to reach agreement, by independent valuations, with any difference in relative value to be funded with cash or additional cable systems. The system swaps are subject to customary closing conditions and regulatory approvals and are expected to close during the fourth quarter of 2000.

      The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

Financial Information

      The financial data regarding the Company's revenues, results of operations and identifiable assets as of and for each of the four years in the period ended May 31, 1999, the seven months ended December 31, 1998, the four months ended September 30, 1999, and the three months ended December 31, 1999 are set forth in, and incorporated herein by reference to, Item 6 of this Transition Report on Form 10-K.

    Technologies and Capital Improvements

      The Company has made a substantial commitment to the technological development of the systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. The Company continues to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks. This should result in increases in network capacity, digital capability, two-way communication and network reliability.

      The upgraded systems, on average, will include only two active pieces of equipment between the headend and the home. Limiting the number of active pieces of equipment combined with the small number of homes per fiber node reduces the potential for mechanical failure and the number of customers affected by such a failure, all of which provides increased reliability to the customers.

    Subscriber Services and Rates

      The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected.

      Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offers services at monthly prices ranging as follows:


                Service                                       Rate Range

                Basic and Cable Value Television            $ 10.00 - 35.00

                Premium Cable Television                    $  9.00 - 14.00

                Digital Cable Television                    $ 10.00

                High-Speed Internet Access                  $ 35.00 - 55.00

                Dial-up Internet Access                     $ 16.00

                Long Distance                               $ .07 - .08 per minute

      An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate services at any time without charge, but often are charged a fee for reconnection or change of service.

      The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), deregulated basic service rates for systems in communities meeting the Federal Communication Commissions ("FCC") definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems, which could be subject to local rate regulation. The 1992 Cable Act contains a definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999.

      For a discussion of recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

    Franchises

      The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially, all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 1999, the Company held 494 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise. Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority.

      The franchises issued by the governmental authorities are subject to periodic renewal. In renewal hearings, the authorities generally consider, among other things, whether the franchise holder has provided adequate service and complied with the franchise terms. In connection with a renewal, the authority may impose different and more stringent terms, the impact of which cannot be predicted. To date, all of the Company's material franchises have been renewed or extended, at or effective upon their stated expiration, generally on modified terms. Such modified terms have not been materially adverse to the Company.

      The Company believes that all of its material franchises are in good standing. From time to time, the Company notifies the franchising authorities of the Company's intent to seek renewal of the franchise in accordance with the procedures set forth in the 1984 Cable Act. The 1984 Cable Act process requires that the governmental authority consider the franchise holder's renewal proposal on its own merits in light of the franchise holder's past performance and the community's needs and interests, without regard to the presence of competing applications. See "Legislation and Regulation." The 1992 Cable Act alters the administrative process by which operators utilize their 1984 Cable Act franchise renewal rights. Such changes could make it easier in some instances for a franchising authority to deny renewal of a franchise.

    Competition

      Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition has increased. The Company believes that the increase in competition within its communities will continue to occur over the next several years.

      At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals, which constitute a substantial part of basic service, can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals to and from other sources of entertainment such as live sporting events, movie theaters and home video products, including multimedia computers, videotape recorders, digital video disc players and compact disc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming and other services than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

      The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.

      Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment, generally at a cost to the viewer. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home View Copyright Act of 1988, which became effective January 1, 1989 for a six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes for which carriers are required to pay a royalty fee to the Copyright Office. This Act was formally extended through December 31, 1999 and deliberations relative to further extension of this Act are ongoing. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation--Federal Regulation."

      Video programming is now being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology is being used by cable operators to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service.

      Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's Systems. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology, which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

      Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, an SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. The U.S. Copyright Office has concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

      The FCC has authorized an interactive television service which permits non-video transmission of information between an individual's home and entertainment and information service providers. This service provides an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the interactive television services. This service may also be used by the cable television industry.

      The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

      The FCC has recently auctioned a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, LMDS, which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC auctioned this spectrum to the public during 1998 with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers and therefore provide competition for franchised cable systems, is at this time, uncertain. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The 1996 Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity of an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

      Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend, to a great extent, on obtaining and delivering attractive programming. The availability and exclusive use of a sufficient amount of quality programming may, in turn, be affected by developments in regulation or copyright law. See "Legislation and Regulation."

      The cable television industry competes with radio, television, the Internet, and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

Employees

      On July 1, 2000, there were approximately 3,800 full-time employees of the Company, of which 581 employees were covered by collective bargaining agreements at 16 locations. The Company considers its relations with its employees to be good.

Legislation and Regulation

      The Company's existing and anticipated businesses are regulated by the FCC, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the Company's existing and anticipated businesses. The following is a summary of federal laws and regulations affecting the growth and operation of the Company's existing and anticipated businesses and a description of certain state and local laws.

Cable Television/Federal Laws and Regulations

    Cable Communications Policy Act of 1984

      The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

    Cable Television Consumer Protection and Competition Act of 1992

      On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amended the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation also required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation on the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services, (ii) programming access and exclusivity arrangements, (iii) access to cable channels by unaffiliated programming services, (iv) leased access terms and conditions,
(v) horizontal and vertical ownership of cable systems, (vi) customer service requirements, (vii) franchise renewals, (viii) television broadcast signal carriage and retransmission consent, (ix) technical standards, (x) subscriber privacy, (xi) consumer protection issues, (xii) cable equipment compatibility,
(xiii) obscene or indecent programming and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable systems by allowing municipalities to own and operate their own cable systems without having to obtain a franchise, preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision may limit the ability of cable programming suppliers to offer exclusive programming arrangements to cable television companies. A number of provisions in the 1992 Cable Act relating to, among other things, rate regulation, have had a negative impact on the cable industry and the Company's business.

    Telecommunications Act of 1996

      The 1996 Act significantly revised the federal regulatory structure. As it pertains to cable television, the 1996 Act, among other things,: (i) eliminated the regulation of certain nonbasic programming services in 1999, (ii) expanded the definition of effective competition, the existence of which displaces rate regulation, (iii) eliminated the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC has been conducting a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Act.

FCC Regulation

      The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable systems, cross-ownership between cable systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Furthermore, the 1992 Cable Act required the FCC to adopt regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Act requires certain changes to various provisions of these regulations. A brief summary of the most material federal regulations as adopted to date follows.

    Rate Regulation

      The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that has resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. Additionally, the 1992 Cable Act eliminated the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allows the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. The 1996 Act ended FCC regulation of nonbasic tier rates on March 31, 1999.

      The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for future rate increases based on inflation and increases in certain costs. Alternatively, cable operators have the opportunity to make cost-of-service showings, which in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates, which exceed the benchmark level for either basic and/or nonbasic cable services and associated equipment, and refunds could be required. The retroactive refund period for basic cable service rates was limited to one year. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

    Carriage of Broadcast Television Signals

      The 1992 Cable Act contains new mandatory carriage requirements. These new rules allow commercial television broadcast stations, which are "local" to a cable system (i.e., the system is located in the station's area of dominant influence), to elect every three years, whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local, noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of (i) a 50 mile radius from the station's city of license or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," (i.e., commercial satellite-delivered independent stations such as WTBS). The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The statutory must-carry provisions for noncommercial stations became effective on December 4, 1992. Must-carry rules for both commercial and noncommercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. The must-carry requirement for commercial stations went into effect on June 2, 1993, and any stations for which retransmission consent had not been obtained (other than must-carry stations, non-commercial stations and superstations) had to be dropped as of October 6, 1993. The most recent election between must-carry and retransmission consent for local commercial television broadcast stations was on October 1, 1996. A number of stations previously carried by the Company's cable television systems elected retransmission consent. The Company was able to reach agreements with broadcasters who elected retransmission consent and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Company has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators.

    Channel Set-Asides

      The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Company believes that none of the Systems' franchises contain unusually onerous access requirements. The 1984 Cable Act further requires cable systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has revised the existing rate formula in a way which will significantly lower the rates cable operators have been able to charge. It is possible that such leased access will result in competition to services offered by the Company on the other channels of its cable systems.

    Competing Franchises

      Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable systems and permits franchising authorities to operate their own cable systems without franchises.

    Cross-Ownership

      The 1996 Act repealed the 1984 Cable Act's prohibition on LECs providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds channel capacity, up to two-thirds of the channels on an "open video system" must be available to programmers unaffiliated with the LEC.

      The 1996 Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network. The 1996 Act also eliminated the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rules against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

      Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable subscribers which a single cable operator can serve. While the constitutionality of the underlying statute has been upheld, a federal appeal is pending as to the specific cable ownership limits adopted by the FCC. Under those FCC limits, no cable operator can have an attributable interest in cable systems which have more than 30 percent of all cable and other multi-channel video subscribers nationwide. Attributable interests for these purposes include voting interests of five percent or more, officerships, directorships and general partnership interests.

      The FCC has also adopted rules which limit the number of channels on a cable system, which can be occupied by programming in which the cable system's owner has an attributable interest. The limit is 40% of all activated channels.

    Franchise Transfers

      The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

    Technical Requirements

      Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has recently revised such standards and made them applicable to all classes of channels which carry downstream NTSC video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services, and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with these technical standards and signal leakage limits is required. The Company believes that the Systems are in compliance with these standards in all material respects. The 1992 Cable Act requires the FCC to update periodically its technical standards to take into account changes in technology. The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment.

    Pole Attachments

      The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachments Act, state public service commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states (including Massachusetts, Michigan, New Jersey, New York, Ohio and Vermont) and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. The 1996 Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offers telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

    Other Matters

      FCC regulation also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; home wiring; and limitations on advertising contained in nonbroadcast children's programming.

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

      Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. At the request of Congress, the Copyright Office has commenced an inquiry into possible revisions of the compulsory license. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

      Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, ASCAP and BMI are both now required to offer "through to the viewer" licenses to the cable networks which would cover the retransmission of the cable networks' programming by cable systems to their subscribers.

      Copyrighted music performed by cable systems themselves on local origination channels, Public Education Grant ("PEG") channels and in locally inserted advertising and cross promotional announcements must also be licensed. A blanket license was obtained for periods through December 31, 1996 from BMI. A settlement with ASCAP has been made for all periods through December 31, 1999. Cable industry negotiations with both BMI and ASCAP are ongoing for periods subsequent to these settlements.

Cable Television/State and Local Regulation

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

      Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchises against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal.

      Franchises usually call for the payment of fees, often based on a percentage of the system's gross subscriber revenues, to the granting authority. Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. In those communities in which franchise fees are required, the Company currently pays franchise fees ranging up to 5% of gross revenues. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

      Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have, from time to time, reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

      The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

      Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, even to the exclusion of local community regulation. Some of these states regulate jointly and impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. Such proposals and legislation may be preempted by federal statute and/or FCC regulation. To date, the only states in which the Company operates that has enacted such state level regulation are Connecticut, Massachusetts, New York, and New Jersey. The Company cannot predict whether other states in which it currently operates, or in which it may acquire systems, will engage in such regulation in the future.

      The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

Telephony and Telecommunications/Federal Laws and Regulations

      The 1996 Act also alters federal, state and local laws and regulations regarding telecommunications providers and services, including the Company, and creates a favorable environment in which the Company may provide telephone and other telecommunications services and facilities. The following is a summary of the key provisions of the 1996 Act that could materially affect the telecommunications business of the Company.

      The 1996 Act was intended to promote the provision of competitive telephone services and facilities by cable television companies and others. The 1996 Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from local franchising authorities ("LFAs") for such services. An LFA may not order a cable operator or affiliate to discontinue providing telecommunications services or discontinue operating its cable system on the basis that it has failed to obtain a separate franchise or renewal for the provision of telecommunications services. The 1996 Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of the grant of a franchise, franchise renewal, or franchise transfer, except that LFAs may seek "institutional networks" as part of such franchise negotiations.

      The 1996 Act provides that, when cable operators provide telecommunications services, LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way. The LFA must publicly disclose such compensation requirements.

      The Company believes that it qualifies as a connecting carrier under federal law and therefore does not need FCC certification to provide intrastate service. In the event that it is determined that the Company must seek FCC certification, the Company believes that such certification will be granted by the FCC in a timely manner. The Company may be required to file certain tariffs and reports with the FCC.

Interconnection and Other Telecommunications Carrier Obligations

      To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and must not deploy network features and functions that interfere with interoperability. LECs also have a set of separate identified obligations beyond those that apply to new entrants: (i) good faith negotiation with those seeking interconnection, (ii) unbundling, equal access and non-discrimination requirements, (iii) resale of services, including "resale at wholesale rates,"
(iv) notice of changes in the network that would affect interconnection and interoperability and (v) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical.

      Under the 1996 Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Traffic termination charges shall be "mutual and reciprocal." The 1996 Act permits carriers to agree on a "bill and keep" system, but does not require such a system.

      The 1996 Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public service commission ("SPSC") for approval. A SPSC may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter. If the SPSC acts, an aggrieved party's remedy is to file a case in federal district court. The 1996 Act provides for a rural exemption to interconnection requests, but also provides that the exception does not apply where a cable operator makes an interconnection request of a rural LEC within the operator's franchise area.

      The 1996 Act requires that all telecommunications providers (including cable operators that provide telecommunications services) contribute equitably to a Universal Service Fund ("USF"), and the FCC may exempt an interstate carrier or class of carriers if its contribution would be minimal under the USF formula. The 1996 Act allows states to determine which intrastate telecommunications providers contribute to the USF. The 1996 Act prohibits geographic end user rate de-averaging to protect rural subscribers' rates.

FCC Interconnection Order

      In August 1996, the FCC released its First Report and Order, Second Report and Order and memorandum Opinion and Order promulgating rules and regulations to implement Congress' statutory directive concerning the interconnection obligations of all telecommunications carriers, including obligations of CLECs and LECs, and incumbent LEC pricing of interconnection and unbundled elements (the "Local Competition Orders"). The Local Competition Orders adopted a national framework for interconnection, but left to the individual states the task of implementing the FCC's rules. The Local Competition Orders also established rules implementing the 1996 Act requirements that LECs negotiate interconnection agreements, and provide guidelines for review of such agreements by State PUCs.

      In July 1997, the United States Court of Appeals for the Eighth Circuit vacated in part the FCC's local competition rules. That court concluded that the FCC did not have the authority to establish rules to govern the pricing of interconnection, network elements, and resale services provided by incumbent local exchange carriers. In addition, it found certain other FCC rules to be unlawful. On January 25, 1999, the Supreme Court issued an opinion in which it reversed portions of the court of appeals decision. The Supreme Court held that the FCC has authority under the Communications Act to establish rules, including pricing rules, to implement the local competition provisions of the 1996 Act, even with respect to intrastate services. The Supreme Court did not address the merits of the FCC's 1996 pricing rules. In addition, the Supreme Court affirmed several of the other rules which had been promulgated by the FCC, but which had been found unlawful by the court of appeals. These included a rule allowing requesting carriers to select provisions from among different interconnection agreements approved by state commissions (the so-called "pick-and-choose" rule) and a rule allowing requesting carriers to obtain from incumbent local exchange carriers assembled combinations of unbundled network elements (sometimes called unbundled network element platforms). The Supreme Court vacated a FCC rule identifying specific network elements which incumbent local exchange carriers must make available to requesting carriers on the basis that the FCC had failed to consider; (i) whether such network elements were necessary, and (ii) whether the failure to make network elements available would impair the ability of requesting carriers to provide the services they seek to offer. The FCC has indicated that it will conduct further proceedings to comply with the Supreme Court's opinion regarding the availability of network elements. Whether incumbent local exchange carriers will be required to make available combined platforms of network elements will depend on how the FCC implements the "necessary" and "impair" standards governing network element availability in light of the Supreme Court's opinion.

Internet Services/Federal Laws and Regulations

      Transmitting indecent material via the Internet was made criminal by the 1996 Act. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. These provisions have been challenged in federal court. The 1996 Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.

    Forced Internet Access

      Cable operators have begun to offer high-speed Internet access to subscribers. These services are in direct competition with a number of other companies, many of which have substantial resources, such as existing ISPs and local and long distance telephone companies.

      Recently, a number of ISP's have asked local franchising authorities and the FCC to grant them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. Several local franchising authorities and state legislatures have been examining the issue and a few local authorities have required cable operators to provide such access. A U.S. District Court recently ruled that the City of Portland, OR was authorized to require such access. On appeal, the U.S. Court of Appeals for the Ninth Circuit reversed the district court and ruled that a local franchising authority has no authority to impose an open access requirement. Additionally, a federal district court in Richmond, Virginia held that a local franchising authority can not impose an open access requirement. This decision is on appeal. Some cable companies have initiated their own litigation challenging municipal forced access requirements. Congress and the FCC have thus far declined to take action on the issue of ISP's access to broadband cable facilities. If cable operators are subject to this forced access, it could prohibit the Company from entering into agreements or limiting existing agreements with ISPs which could adversely impact our anticipated revenues from high-speed Internet access services. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

ITEM 2.   PROPERTIES

      The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and subscriber house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Subscriber devices consist of decoding converters. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances.

      The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation-Federal Regulation."

      The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas, and owns most of its service vehicles.

      A significant portion of the assets of Arahova's subsidiaries are subject to encumbrances as collateral in connection with the Company's credit arrangements, either directly with a security interest or indirectly through a pledge of the stock in the respective subsidiaries. See Note 2 to the Arahova Consolidated Financial Statements. The Company believes that its properties, both owned and leased, are in good operating condition and are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

         On or about March 10, 1999, Robert Lowinger, on behalf of himself and all others similarly situated (the "Plaintiff") commenced an action by filing a Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk against Century, all of its directors, and Adelphia. The Plaintiff, claiming that he owns shares of Class A Common Stock of Century, alleged that in connection with the proposed merger of Century with Adelphia, holders of Class B Common Stock of Century (which has superior voting rights to the Class A Common Stock of Century) will receive consideration for their shares that exceeds by $4.00 per share the consideration to be paid to Century's Class A shareholders resulting in the Century's Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of the Century's Class A shares. The Plaintiff claimed that the individual defendants breached their fiduciary duties of loyalty, good faith, and due care to Century's Class A shareholders by approving the higher payment to Century's Class B shareholders and that Century and Adelphia aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of Century's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits alleged to have been wrongfully obtained by the defendants, as well as all costs, expenses and attorney's fees. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants. On January 13, 2000, the court granted defendants' motions to strike and dismissed Plaintiff's complaint in its entirety for failure to state a claim upon which relief can be granted. The court entered judgment on February 16, 2000. To the Company's knowledge the Plaintiff has not filed an appeal in this action within the time provided by local court rules for the filing of an appeal.

         Arahova has been sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSO's are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). The Company is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

         Adelphia and certain subsidiaries, including Arahova, are defendants in several putative subscriber class action suits in state courts in Vermont, Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and, in one case, Adelphia was required to refund the late fees (none of which related to Arahova) Adelphia has appealed this decision. All of these actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

      On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova, Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Arahova and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the Company.

      There is no other material pending legal proceeding, other than routine litigation incidental to the business, to which the Company is a part of or which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA
 (Dollars in thousands, except per share amounts)

      As described in Part I, the acquisition of the Company by Adelphia occurred on October 1, 1999. Accordingly, the following tables present selected consolidated financial data derived from the Company's financial statements as of and for the three months ended December 31, 1999 (referred to herein as "New Arahova"). Also included are selected consolidated financial data derived from the Company's consolidated financial statements as of and for the years ended May 31, 1996, 1997, 1998, and 1999, for the seven months ended December 31, 1998 and the four months ended September 30, 1999 (all referred to herein as "Old Arahova"). All of the selected consolidated financial data has been derived from the Company's audited financial statements, except for the unaudited seven months ended December 31, 1998.

      The selected consolidated financial data for the seven months ended December 31, 1998 have been derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such period. This data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Transition Report on Form 10-K.


                                                                      Old Arahova                               New Arahova
                                   --------------------------------------------------------------------------- -------------
                                                                                  Seven Months   Four Months    Three Months
                                                                                      Ended          Ended         Ended
                                                Year Ended May 31,                 December 31,  September 30,  December 31,
                                       1996       1997       1998        1999          1998          1999           1999
                                   ---------- ----------- ---------- ------------ ------------- -------------- --------------
Statement of Operations Data:                                                     (unaudited)

Revenues                           $  456,683 $  570,357  $ 608,341  $  651,142   $  375,680    $    231,230   $   194,335
Direct operating and programming
  expense                             182,288    223,380    226,862     254,977      143,894          92,455        60,937
Selling, general and
  administrative expense               77,591    103,467    131,169     124,652       75,184          47,610        33,373
Depreciation and amortization

  expense                             124,436    159,547    154,029     158,153       98,117          59,665        58,170
Stock compensation                          -          -          -           -            -          26,232             -
Merger and integration costs                -          -          -       7,922            -         174,153         4,167
                                   ----------  ---------  ---------  ----------   ----------     -----------    ----------
Operating income (loss)                72,368     83,963     96,281     105,438       58,485        (168,885)       37,688
Interest expense - net               (139,030)  (153,850)  (164,421)   (171,125)    (103,324)        (53,929)      (43,055)
Minority interests in income of
  subsidiaries                         (2,701)    (7,170)   (11,899)    (11,597)      (6,745)         (4,911)      (10,169)
Other                                    (550)      (171)     1,533       5,725        5,227             337             -
                                   ----------  ---------  ---------  ----------   ----------     -----------    ----------
Loss before income taxes,
  discontinued operations and
  extraordinary item                  (69,913)   (77,228)   (78,506)    (71,559)     (46,357)       (227,388)      (15,536)
Income tax benefit (expense)           22,730     23,363        624      13,453       (7,096)         (5,837)        3,365
                                   ----------  ---------  ---------  ----------   ----------     -----------    ----------
Loss before discontinued

  operations and extraordinary item   (47,183)   (53,865)   (77,882)    (58,106)     (53,453)       (233,225)      (12,171)
Loss from discontinued operations     (54,934)   (80,428)   (43,089)          -            -               -             -
Gain on sale of discontinued
  operations (less income taxes
  of $25739)                                -          -          -     314,290            -               -             -
Extraordinary loss on early
  retirement of debt, net of income
  tax benefit of $5,379                     -     (7,582)         -           -            -               -             -

                                   ----------  ---------  ---------  ----------   ----------     -----------    ----------
Net (loss) income                    (102,117)  (141,875)  (120,971)    256,184      (53,453)       (233,225)      (12,171)
Dividend requirements applicable
  to preferred stock                   (4,256)    (4,850)    (5,225)          -            -               -             -
                                   ----------  ---------  ---------  ----------   ----------     -----------    ----------
Net (loss) income applicable to
  common stockholders              $ (106,373) $(146,725) $(126,196) $  256,184   $  (53,453)    $  (233,225)   $  (12,171)
                                   ==========  =========  =========  ==========   ==========     ===========    ==========



Net (loss) income per common share:

     (basic and diluted)
  Loss from continuing operations
     before extraordinary item     $    (1.44) $   (0.78) $   (1.11)  $   (0.77)  $    (0.72)    $     (3.07)
  Loss from discontinued

     operations                             -      (1.08)     (0.58)          -            -               -
  Gain on sale of discontinued
     operations                             -          -          -        4.18            -               -
  Extraordinary loss on early
     retirement of debt                     -      (0.10)         -           -            -               -
                                   ----------  ---------  ---------  ----------   ----------     -----------
Net (loss) income per comon share  $    (1.44) $   (1.96) $   (1.69)  $    3.41   $    (0.72)    $     (3.07)
                                   ==========  =========  =========  ==========   ==========     ===========



                                 ============================================================= ==============
                                                         Old Arahova                            New Arahova
                                                           May 31,                              December 31,
                                 ----------------------------------------------------------------------------
                                        1996           1997          1998            1999          1999
                                  -------------- -------------- ------------- ---------------- ------------
        Balance Sheet Data:
             Total assets         $   2,234,909  $   2,154,231  $   1,515,182 $    1,803,599   $ 7,821,257
             Total debt               2,096,695      2,201,992      2,029,102      2,042,690     2,414,435
             Cash and cash
              equivalents               164,592        151,947        285,498        626,155       128,028
             Investments                 53,069         45,118         52,451         74,899       122,400

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
           (Dollars in thousands)

    Introduction

      On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger (the "Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999, by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. Merger Sub is sometimes referred to herein as the "Successor Corporation." The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein, the "Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation. Adelphia is a leader in the telecommunications industry with cable television and local telephone operations.

      As of December 31, 1999, the Company operates cable television systems ("systems") with broadband networks that passed in front of approximately 2,915,000 homes and served approximately 1,628,000 basic subscribers, with significant concentrations of basic subscribers in Southern California, Colorado, and Puerto Rico. In addition to traditional analog cable television, the Company offers or intends to offer a wide range of telecommunication services including digital cable television, high-speed data and Internet access, paging and telephony. As of December 31, 1999, Adelphia owned and managed cable television systems with broadband networks that passed in front of approximately 7,903,000 homes and served approximately 5,125,000 basic subscribers.

      Selected financial and other data and consolidated financial statements presented for periods prior to October 1, 1999 are referred to herein as "Old Arahova". Selected financial and other data and consolidated financial statements presented for periods subsequent to October 1, 1999 are referred to herein as "New Arahova". As a result of the application of purchase accounting resulting from Adelphia's October 1, 1999 acquisition of Arahova, the assets and liabilities of New Arahova have been recorded at their estimated fair values on October 1, 1999. The final allocation of Adelphia's purchase price to acquire Arahova is pending the completion of third party valuations.

      Please refer to the discussion of the Private Securities Litigation Reform Act of 1995, which is incorporated herein by reference to Item 1, "Business-Introduction".

    Results of Operations

General

      On May 25, 2000, the Board of Directors of Arahova changed its fiscal year from May 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the seven months ended December 31, 1999.

      For purposes of the following table and discussion, the operating results for the four months ended September 30, 1999 of Old Arahova have been combined with the operating results for the three months ended December 31, 1999 of New Arahova in order to provide a more meaningful basis for comparing the seven months ended December 31, 1998 and 1999. The combined results of Old Arahova and New Arahova will be referred to as "Adjusted Arahova" in the table below and discussion that follows. The following table sets forth the historical percentage relationship of revenues to operating income. Depreciation, amortization and certain other line items included in the operating results of Adjusted Arahova are not necessarily comparable between periods as the three month New Arahova period ended December 31, 1999 includes the effects of the preliminary purchase accounting adjustments related to Adelphia's acquisition of Arahova. The combining of Old Arahova and New Arahova accounting periods is not in accordance with generally accepted accounting principles. See Note 1 to the accompanying consolidated financial statements.


                                                 Old Arahova                               Adjusted Arahova
                                          ---------------------------               -------------------------------
                                              Year Ended May 31,                    Seven Months Ended December 31,
                                              1998           1999                        1998            1999
                                         ------------  -------------               ---------------  --------------

Revenues                                    100.0%          100.0%                      100.0%          100.0%

Operating Expenses:
     Direct operating and programming        37.3%           39.2%                       38.3%           36.0%
     Selling, general and

      administrative                         21.6%           19.1%                       20.0%           19.0%
     Depreciation and amortization           25.3%           24.3%                       26.1%           27.7%
     Merger and integration costs              -              1.2%                         -             41.9%
     Stock compensation                        -               -                           -              6.2%
                                          ------------    -----------               ---------------  --------------
Operating income (loss)                      15.8%           16.2%                       15.6%          (30.8)%
                                          ============  =============               ===============  ==============

      Comparison of the Seven Months Ended December 31, 1998 and 1999

      Adjusted Arahova Revenues. Revenues increased approximately 13.3% for the seven months ended December 31, 1999 compared with the same period of the prior year. The increase is attributable to the contribution of subscribers by AT&T into the Century-TCI joint venture, effective December 7, 1999, which is a consolidated subsidiary of Arahova. Additionally, subscriber rate increases were implemented in substantially all of the systems during the seven months ended December 31, 1999. Advertising revenues and revenues derived from other strategic service offerings such as paging, high speed data services and long distance services also had a positive impact on revenues for the seven months ended December 31, 1999.

      Adjusted Arahova Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 6.6% for the seven months ended December 31, 1999, compared with the same period of the prior year. The increase was due primarily to incremental costs associated with increased subscribers partially offset by lower programming rates and other technical expenses.

      Adjusted Arahova Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 7.7% for the seven months ended December 31, 1999, compared with the same period of the prior year. The increase was primarily due to incremental costs associated with acquisitions and subscriber growth.

      Adjusted Arahova Depreciation and Amortization. Depreciation and amortization increased 20.1% for the seven month period ended December 31, 1999, compared with the same period of the prior year. The increase is primarily due to increased depreciation and amortization related to purchase accounting resulting from the merger with Adelphia.

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

      Adjusted Arahova Interest Expense - net. Interest expense - net decreased approximately 6.1% for the seven months ended December 31, 1999, compared with the same period of the prior year. This decrease is due to the increase in interest income from affiliate borrowings, partially offset by an increase in the average debt outstanding and the amortization of debt discount recorded as a result of the merger with Adelphia.

      Comparison of the Years Ended May 31, 1998 and 1999

      Old Arahova Revenues. Revenues increased approximately 7.0% for the year ended May 31, 1999 compared with the prior year. The increase is primarily attributable to subscriber rate increases and acquisitions.

      Old Arahova Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 12.4% for the year ended May 31, 1999 compared with the prior year. The increase was due primarily to increased programming costs, incremental costs associated with increased subscribers and new services.

      Old Arahova Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, decreased 5.0% for the year ended May 31, 1999 compared with prior year due to marketing subsidies received from third parties.

      Old Arahova Depreciation and Amortization. Depreciation and amortization increased 2.7% for the year ended May 31, 1999 compared with the prior year. The increase was due primarily to increased capital expenditures made during the past several years.

      Old Arahova Interest Expense - net. Interest expense - net increased 4.1% for the year ended May 31, 1999, compared with the prior year, principally as a result of increased average borrowings and higher interest rates. For the year ended May 31, 1999, the average debt outstanding was approximately $2,034,000 or $163,000 above the average outstanding debt balance of $1,871,000 during the ended May 31, 1998. This increase was partially offset by an increase in interest income due to increased cash balances resulting from the sale of discontinued operations.

Liquidity and Capital Resources

      Cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the years ended May 31, 1998 and 1999 and the seven months ended December 31, 1999, the Company committed substantial capital resources for these purposes. These expenditures were funded through long-term borrowings and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

      For information regarding significant events and financings subsequent to December 31, 1999, see Note 10 to Arahova's consolidated financial statements.

Capital Expenditures

      Capital expenditures for the years ended May 31, 1998 and 1999 (Old Arahova), and the seven months ended December 31, 1998 and 1999 (Adjusted Arahova) were approximately $113,000, $122,000, $60,000 and $106,000 respectively. The increases were primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the year ending December 31, 2000 will be in a range of approximately $290,000 to $320,000.

Financing Activities

      The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of financing from Adelphia and other external sources. During the years ended May 31, 1998 and 1999, and the seven months ended December 31, 1999, the Company generally funded its acquisitions, working capital requirements, and capital expenditures through issuance of public debt securities and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings by refinancing the principal with the issuance of debt securities in the public market and through private institutions and the sale of certain business segments. Interest primarily has been paid out of internally generated cash flow. The debt instruments to which the Company and its subsidiaries are a party impose certain restrictions on levels of additional indebtedness.

      Certain of Arahova's wholly or majority-owned subsidiaries have their own senior credit agreements with banks. Typically, borrowings under these agreements are collateralized by the stock of the borrowing subsidiary and its subsidiaries and are guaranteed by such subsidiary's subsidiaries. At December 31, 1999, an aggregate of $581,496 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Arahova and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. See Note 2 to Arahova's consolidated financial statements. Management believes the Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements.

      At December 31, 1999, Arahova's subsidiaries had an aggregate of approximately $551,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $128,028 in cash and cash equivalents at December 31, 1999 which combined with the Company's unused credit lines with banks aggregated to $679,028. Based upon the results of operations of subsidiaries for the quarter ended December 31, 1999, approximately $501,000 of available assets could have been transferred to Arahova at December 31, 1999, under the most restrictive covenants of the subsidiaries' credit agreements. The subsidiaries also have the ability to sell, dividend or distribute certain assets to other Arahova subsidiaries or Adelphia, which would have the net effect of increasing availability. The Company's scheduled maturities of debt are currently $170,000 for the year ending December 31, 2000, which the Company expects to repay with proceeds from existing liquidity. In April 2000, certain subsidiaries and affiliates of Adelphia, including a subsidiary of Arahova, entered into a new $2,250,000 bank credit facility consisting of both a reducing revolving credit portion and a term loan portion.

      At December 31, 1999, the Company's total outstanding debt aggregated $2,414,435, which included $1,832,939 of parent debt and $581,496 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of Arahova: bank defined alternate base rate plus 0% to 1.0%; or London Interbank Offering Rate ("LIBOR") plus .75% to 2.0%. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.06% at December 31, 1999. Approximately 78.6% of the Company's total indebtedness was at fixed interest rates as of December 31, 1999 after giving effect to the applicable interest rate swap agreement, as described below.

      Arahova enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt, which is indexed to LIBOR. Arahova is exposed to market risk in the event of nonperformance by the banks. The Company does not expect any such nonperformance. At December 31, 1999, Arahova would have had to pay approximately $638 to settle its interest rate swap agreement representing the excess of carrying value over fair value of this agreement.

Financing Transactions

      On December 7, 1999, a majority-owned joint venture of Arahova closed on a $1,000,000 credit facility. The credit facility consists of a $500,000, 8 year reducing revolving credit loan and a $500,000, 8 year term loan. Proceeds from the initial borrowings were used to pay existing indebtedness.

      On April 14, 2000, a subsidiary of Arahova, and certain other subsidiaries and affiliates of Adelphia closed on a $2,250,000 bank credit facility (the "Facility"). The Facility consists of a $1,500,000, 8 3/4 year reducing revolving credit loan and a $750,000, 9 year term loan. Interest is charged at variable rates and commitment fees range from .25% to .375% per annum on the average unborrowed portion.

      The Facility is secured by a first priority pledge of the capital stock of the restricted borrowers and their restricted subsidiaries, subordination of management fees and guarantees by the restricted borrowers and their and its restricted subsidiaries. Under the terms of the credit facility, Arahova has optional principal reductions on the $750,000 term loan and mandatory principal reductions on all amounts outstanding under the Facility beginning in July 2003. The Facility also requires Arahova to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios and interest coverage. Arahova's ability to access funds under the Facility is dependent upon the level of borrowings of restricted and unrestricted borrowers as defined in the Facility.

      As of June 30, 2000, cash and available liquidity under Arahova's credit facilities was approximately $ 1,900,000. For other financing and acquisition transactions occurring subsequent to December 31, 1999 refer to "Business - Recent Developments of the Systems".

Acquisitions

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

      On December 7, 1999, subsidiaries of Arahova consummated a transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, Adelphia, Arahova and AT&T contributed cable systems that served approximately 800,000 basic subscribers. On December 15, 1999, Adelphia's interest in the joint venture was contributed to Arahova. At December 31, 1999, Arahova holds an interest of 75% and AT&T holds an interest of 25% in the partnership. The cable systems contributed by Arahova and Adelphia have been recorded at historical cost. The acquisition of the cable systems contributed by AT&T has been accounted for under the purchase method of accounting. The financial results of the cable systems contributed by AT&T are included in the consolidated results of operations of Arahova effective from the date acquired. As part of this transaction, Arahova and AT&T exchanged cable systems owned by Arahova in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for Arahova's northern California cable systems (San Pablo, Benicia, Fairfield and Rohnert Park, California), which serve approximately 96,500 basic subscribers. No gain or loss resulted from this system swap due to the Company's application of purchase accounting in connection with the Adelphia merger.

Resources

      The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its indentures and its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

      The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

      Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other telecommunications companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, SFAS No. 138 was issued which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management of the Company has not completed its evaluation of the impact of SFAS Nos. 133 and 138 on the Company's consolidated financial statements. The Company will be required to adopt SFAS No. 133 effective January 1, 2001.

      At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to issues related to EITF 98-3, "Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, Arahova will be required to account for cable system swaps as a purchase and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

Inflation

      In the two fiscal years ended May 31, 1998 and 1999, and the seven months ended December 31, 1999, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 1999, after giving effect to interest rate hedging agreements, approximately $517,000 of the Company's total debt was subject to floating interest rates.

Regulatory and Competitive Matters

      The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The 1996 Act ended FCC regulation of cable programming service tier rates on March 31, 1999.

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

      The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Arahova cannot predict the effect of the 1996 Act or future rulemaking proceedings or changes to the rate regulations.

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

      The 1996 Act repealed the prohibition on local competitive telephone exchange carriers ("CLECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statue states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company has been granted permission to convert its video dialtone authorization in Dover Township, New Jersey to an OVS authorization.

      The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

      The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. At this time, any impact of DBS competition on the Company's future results is not known or estimable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (Dollars in thousands)

      The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into a receive-fixed interest rate swap agreement to effectively convert a portion of its fixed-rate debt to variable-rate debt to reduce the risk of incurring higher interest costs in periods of falling interest rates. The Company does not enter into any interest rate protection agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the counterparties. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1999.


                                               Expected Maturity

                            --------------------------------------------------------                           Fair
                              2000       2001        2002       2003        2004     Thereafter     Total      Value
                           ---------- ----------- ---------- ----------- ---------- ----------- ----------- ----------------
Debt:
Fixed Rate                 $ 170,000  $  20,000   $ 220,000  $ 444,000   $       -  $ 1,530,000 $ 2,384,000 $ 1,938,335
   Average Interest Rate       9.04%      9.02%       8.96%      8.96%       8.96%        8.88%           -           -

Variable Rate                      -      3,500      15,000     46,833      81,667      370,000     517,000     517,000
   Average Interest Rate       8.13%      8.65%       8.76%      8.83%       8.87%        8.95%

Interst Rate Swap:

Fixed to Variable Swap             -          -      35,000          -           -            -      35,000        (638)
Average Pay Rate                   -          -       5.86%          -           -            -           -           -
Average Receive Rate               -          -       7.08%          -           -            -           -           -


      Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect at December 31, 1999. The average pay rate on the fixed to variable swap is estimated by using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1999.

      Old Arahova's primary exposure to market risks at May 31, 1999 related to the decline in market values of the Company's available-for-sale investments. Additionally, the Company has minimal exposure to market risks in regard to interest rate fluctuations on its variable rate debt and in relation to its interest rate hedge agreement related to certain of the Company's fixed rate debt. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

      At May 31, 1999, approximately 96% of the Company's debt was fixed rate. Holding all other factors constant, a 10% increase in interest rates would have an immaterial effect on net income (loss). The sensitivity analysis is limited in that it is based on balances outstanding at May 31, 1999 and does not provide for changes in borrowing that may occur. The carrying value of the Company's available-for-sale investments at May 31, 1999 represented approximately 4% of the Company's total assets. A 10% decline in the market value of all available-for-sale investments owned at May 31, 1999 would have had an insignificant impact on the Company's assets and no impact on net income (loss) as the unrealized gain is deferred until the investments are sold.

      At December 31, 1999, approximately 79% of the Company's debt was fixed rate. Holding all other factors constant, a 10% increase in interest rates would increase net loss by approximately $4,000 annually. The sensitivity analysis is limited in that it is based on balances outstanding at December 31, 1999 and does not provide for changes in borrowing that may occur.

      Readers are cautioned that forward-looking statements contained herein concerning market risks should be read in conjunction with the Company's disclosures in Business - Introduction, regarding the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and related notes thereto and independent auditors' report follow.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   Page

   Independent Auditors' Report                                                                                      31

   Consolidated Balance Sheets, May 31, 1999 And December 31, 1999                                                   32

   Consolidated Statements of Operations, Years Ended May 31, 1998 and 1999, Four Months Ended
         September 30, 1999 and Three Months Ended December 31, 1999                                                 33

   Consolidated Statements of Common Stockholders' Equity (Deficiency), Years Ended May 31, 1998 and 1999,
         Four Months Ended September 30, 1999 and Three Months Ended December 31, 1999                               34

   Consolidated Statements of Cash Flows, Years Ended May 31, 1998 and 1999, Four Months Ended
         September 30, 1999 and Three Months Ended December 31, 1999                                                 36

   Notes To Consolidated Financial Statements                                                                        37

                          INDEPENDENT AUDITORS' REPORT

Arahova Communications, Inc.:


      We have audited the accompanying consolidated balance sheets of Arahova Communications, Inc. and subsidiaries as of May 31, 1999 and December 31, 1999, and the related consolidated statements of operations, of common stockholders' equity (deficiency), and of cash flows for the years ended May 31, 1998 and 1999, the four months ended September 30, 1999 and the three months ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arahova Communications, Inc. and subsidiaries at May 31, 1999 and December 31, 1999, and the results of their operations and their cash flows for the years ended May 31, 1998 and 1999, the four months ended September 30, 1999 and the three months ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



Pittsburgh, Pennsylvania

March 29, 2000  (August 7, 2000 as to Note 10)


                                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands, except per share amounts)


                                                                         Old Arahova              New Arahova
                                                                     ---------------------   ----------------------
                                                                           May 31,               December 31,
                                                                             1999                    1999
                                                                     ---------------------   ----------------------
ASSETS:

Cable systems, at cost, net of accumulated depreciation and amortization:

   Property, plant and equipment                                     $           585,980     $            948,583
   Intangible assets                                                             459,833                6,511,329
                                                                     ---------------------   ----------------------
     Total                                                                     1,045,813                7,459,912

Cash and cash equivalents                                                        626,155                  128,028
Investments                                                                       74,899                  122,400
Subscriber receivables - net                                                      24,798                   38,675
Prepaid expenses and other assets - net                                           31,934                   72,242
                                                                     ---------------------   ----------------------
     Total                                                           $         1,803,599     $          7,821,257
                                                                     =====================   ======================

LIABILITIES AND COMMON STOCKHOLDERS'
    EQUITY (DEFICIENCY):
Parent debt                                                          $         1,873,640     $          1,832,939
Subsidiary debt                                                                  169,050                  581,496
Accounts payable                                                                  44,096                   88,800
Subscriber advance payments and deposits                                          25,747                   23,982
Accrued interest and other liabilities                                            76,180                  145,009
Deferred income taxes                                                              5,290                1,634,690
                                                                     ---------------------   ----------------------
     Total liabilities                                                         2,194,003                4,306,916

Minority interests                                                                74,915                  597,486

Commitments and contingencies (Note 4)

Common stockholders' equity (deficiency):

   Common stock, par value $.01 per share:
     New Arahova, 1,000 shares authorized,
       Issued and outstanding                                                          -                        -
     Old Arahova Class A, 400,000,000 shares authorized,
       67,232,335 shares issued and 33,423,167 shares outstanding                    672                        -
     Old Arahova Class B, 300,000,000 shares authorized,
       42,322,059 shares issued and outstanding                                      423                        -
    Additional paid-in-capital                                                   191,234                3,372,538
   Related party receivables - net                                                     -                 (442,120)
    Other, including 33,809,168  treasury shares at May 31, 1999                (143,818)                  (1,392)
    Accumulated deficit                                                         (513,830)                 (12,171)
                                                                     ---------------------   ----------------------
       Total common stockholders' equity (deficiency)                           (465,319)               2,916,855
                                                                     ---------------------   ----------------------
       Total                                                         $         1,803,599     $          7,821,257
                                                                     =====================   ======================






                                            See notes to consolidated financial statements.



                                     ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share amounts)

                                                                         Old Arahova                      New Arahova
                                                         ---------------------------------------------- -----------------

                                                                                          Four Months      Three Months

                                                               Year Ended May 31,            Ended            Ended
                                                                  Year Ended             September 30,     December 31,
                                                               1998           1999            1999             1999
                                                         -------------- -------------- ---------------- -----------------
Revenues                                                 $    608,341   $    651,142   $      231,230   $       194,335
                                                         -------------- -------------- ---------------- -----------------
Operating expenses:
   Direct operating and programming                           226,862        254,977           92,455            60,937
   Selling, general and administrative                        131,169        124,652           47,610            33,373
   Depreciation and amortization                              154,029        158,153           59,665            58,170
   Stock compensation                                               -              -           26,232                 -
   Merger and integration costs                                     -          7,922          174,153             4,167
                                                         -------------- -------------- ---------------- -----------------
       Total                                                  512,060        545,704          400,115           156,647
                                                         -------------- -------------- ---------------- -----------------

Operating income (loss)                                        96,281        105,438         (168,885)           37,688

Other (expense) income:
   Interest expense - net                                    (164,421)      (171,125)         (53,929)          (43,055)
   Minority interests in income of subsidiaries               (11,899)       (11,597)          (4,911)          (10,169)
   Other                                                        1,533          5,725              337                 -
                                                         -------------- -------------- ---------------- -----------------
       Total                                                 (174,787)      (176,997)         (58,503)          (53,224)

Loss before income taxes                                      (78,506)       (71,559)        (227,388)          (15,536)
Income tax benefit (expense)                                      624         13,453           (5,837)            3,365
                                                         -------------- -------------- ---------------- -----------------

Net loss from continuing operations                           (77,882)       (58,106)        (233,225)          (12,171)
Loss on discontinued operations (net of income tax
   benefit of $13,597 and minority interest in
losses

   of $21,193)                                                (43,089)             -                -                 -
Gain on sale of discontinued operations (less
    applicable income taxes of $25,739)                             -        314,290                -                 -
                                                         -------------- -------------- ---------------- -----------------

Net (loss) income                                            (120,971)       256,184         (233,225)          (12,171)

Dividend requirements applicable to preferred stock            (5,225)             -                -                 -
                                                         -------------- -------------- ---------------- -----------------
Net (loss) income applicable to common stockholders          (126,196)       256,184         (233,225)          (12,171)
Other comprehensive income (loss) -
   net of income taxes                                          7,333         (3,308)          11,511            (1,392)
                                                         -------------- -------------- ---------------- -----------------

Comprehensive (loss) income                              $   (118,863)   $   252,876   $     (221,714)  $       (13,563)
                                                         ============== ============== ================ =================

Basic and diluted net loss from continuing
    operations per share                                 $      (1.11)  $       (.77)  $        (3.07)

Basic and diluted gain on sale of discontinued
   operations per share                                             -           4.18                -

Basic and diluted loss from discontinued
   operations                                                    (.58)             -                -

                                                         -------------- -------------- ----------------
Basic and diluted net (loss) income per share            $      (1.69)  $       3.41   $        (3.07)
                                                         ============== ============== ================

Basic and diluted weighted average shares of
   common stock outstanding (in thousands)                     74,770         75,088           75,921
                                                         ============== ============== ================


                                   See notes to consolidated financial statements.



                            ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
                                               (Dollars in thousands)

          Old Arahova                                                                                              Total Common
                                                             Additional                            Related Party   Stockholders'
                                          Common Stock        Paid-in    Accumulated                Receivables       Equity
                                      Class A      Class B    Capital      Deficit      Other         - Net        (Deficiency)
                                   ------------- ---------- ----------- ------------ ------------- ------------- ----------------
Balances at June 1, 1997           $     627     $    451   $  179,840  $ (649,043)  $ (130,518)   $       -     $     (598,643)

Shares issued in connection with
  employee incentive plans                 6            -        4,278           -          255            -              4,539

Class A shares purchased by
  the Company                              -            -            -           -      (12,576)           -            (12,576)

Class B shares converted to
  Class A shares                          24          (24)           -           -            -            -                  -

Subsidiary preferred stock

  dividends                                -            -       (5,225)          -            -            -             (5,225)

Net unrealized gain on
  available-for-sale securities            -            -            -           -        7,333            -              7,333

Foreign currency translation
  transferred to discontinued

  operations                               -            -            -           -          291            -                291

Net loss                                   -            -            -    (120,971)           -            -           (120,971)
                                   ---------     --------   ----------  ----------   ----------    ---------      -------------

Balances at May 31, 1998                 657          427      178,893    (770,014)    (135,215)           -           (725,252)
                                   ---------     --------   ----------  ----------   ----------    ---------      -------------

Shares issued in connection with
  employee incentive plans                11            -       12,341           -       (3,790)           -              8,562

Class A shares purchased by the
  Company from employees                   -            -            -           -       (1,505)           -             (1,505)

Class B shares converted to Class
  A shares                                 4           (4)           -           -            -            -                  -

Net unrealized loss on
  available-for-sale securities            -            -            -           -       (3,308)           -             (3,308)

Net income                                 -            -            -     256,184            -            -            256,184
                                   ---------     --------   ----------  ----------   ----------    ---------      -------------
Balances at May 31, 1999                 672          423      191,234    (513,830)    (143,818)           -           (465,319)
                                   ---------     --------   ----------  ----------   ----------    ---------      -------------

Shares issued in connection with
  employee incentive plans                 8            -        5,460           -        6,504            -             11,972

Class A Shares purchased by the
  Company from employees                   -            -            -           -       (7,891)           -             (7,891)

Acceleration of stock options              -            -       37,901           -            -            -             37,901

Net unrealized gain on
  available-for-sale securities            -            -            -           -       11,511            -             11,511

Net loss                                   -            -            -    (233,225)           -            -           (233,225)
                                   ---------     --------   ----------  ----------   ----------    ---------      -------------
Balances at September 30, 1999     $     680     $    423   $  234,595  $ (747,055)  $ (133,694)   $       -     $     (645,051)
                                   =========     ========   ==========  ==========   ==========    ========      ==============


                                            See notes to consolidated financial statements.



          New Arahova

                                                                                                   Related       Total Common
                                                           Additional                               Party        Stockholders'
                                     Common Stock           Paid-in    Accumulated               Receivables        Equity
                                   Class A     Class B      Capital      Deficit      Other         -Net         (Deficiency)
                                 ----------- ---------- ------------- ------------ ----------- --------------- ----------------
Excess of purchase price of
   acquired assests and
   liabilites over predecessor
   owners' net book value        $    (680)  $    (423) $ 3,004,553   $   747,055  $  133,694  $          -    $     3,884,199
                                 ---------   ---------  -----------   -----------  ----------  ------------    ---------------

Balances at October 1, 1999              -           -    3,239,148             -           -             -          3,239,148

Net unrealized loss on
   available-for-sale securities         -           -            -             -      (1,392)            -             (1,392)

Capital contribution from                -           -      133,390             -           -             -            133,390
Adelphia

Advances to affiliates - net             -           -            -             -           -      (442,120)          (442,120)

Net loss                                 -           -            -       (12,171)          -             -            (12,171)
                                 ---------   ---------  -----------   -----------  ----------  ------------    ---------------

Balances at December 31, 1999    $       -   $       -  $ 3,372,538   $   (12,171) $   (1,392) $   (442,120)   $     2,916,855
                                 =========   =========  ===========   ===========  ==========  ============    ===============






























                                            See notes to consolidated financial statements.



                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                                       Old Arahova                    New Arahova
                                                                ---------------------------------------------------- --------------
                                                                                                     Four Months     Three Months
                                                                                                        Ended            Ended

                                                                         Year Ended May 31,          September 30,    December 31,
                                                                        1998             1999            1999             1999
                                                                  ----------------- -------------- ----------------- --------------
Cash flows from operating activities:

   Net (loss) income                                              $    (120,971)    $   256,184    $   (233,225)     $    (12,171)
   Adjustments to reconcile net (loss) income to net cash
      Provided by (used for) operating activities:

      Depreciation                                                       93,926         101,370          41,731            17,971
      Amortization                                                       60,103          56,783          17,934            40,199
      Minority interests in income of subsidiaries                       11,899          11,597           4,911            10,169
      (Decrease) increase in deferred taxes                              (4,812)            121             202            (8,473)
      Gain on sale of discontinued operations                                          (340,029)              -                 -
      Other                                                                   -          (7,237)              -                 -
      Amortization of restricted stock                                        -               -           6,504                 -
      Write-off of employee receivables                                       -               -           1,437                 -
      Acceleration of stock options                                           -               -          37,901                 -
      Noncash interest expense                                           39,138          57,393          19,647            13,107
         Loss from discontinued operations - net                         43,089               -               -                 -
      Changes in operating assets and liabilities, net of
         effect of acquisitions:
         Subscriber receivables                                           5,189            (866)          2,240            (7,764)
         Prepaid expenses and other assets                                5,437            (268)         (5,403)           12,659
         Accounts payable and accrued liabilities                        26,626         (11,315)          3,641            61,278
                                                                  -------------     -----------    ------------      ------------
           Net cash provided by (used for) operating activities         159,624         123,733       (102,480)           126,975
                                                                  -------------     -----------    ------------      ------------

Cash flows (used for) provided by investing activities:

   Capital expenditures                                                (113,222)       (121,523)        (52,630)          (53,481)
   Acquisition of cable and other assets                                (74,282)         (7,978)        (14,303)         (247,315)
   Proceeds from sale of radio stations                                       -          11,538               -                 -
   Proceeds from sale of discontinued operations                              -         360,115               -                 -
   Amounts invested in and advanced to related parties                        -               -               -          (442,120)
                                                                  -------------     -----------    ------------      ------------
           Net cash (used for) provided by investing activities        (187,504)        242,152         (66,933)         (742,916)
                                                                  -------------     -----------    ------------      ------------

Cash flows provided by (used for) financing activities:

   Proceeds from debt                                                   813,659               -         880,000           471,000
   Repayments of debt                                                  (575,550)        (37,050)         (1,000)         (942,050)
    Costs assciated with debt financings                                (18,307)              -               -           (12,183)
   Issuance of common stock                                               2,951           8,562           5,468                 -
   Purchase of treasury stock                                           (12,576)         (1,505)         (7,891)                -
                                                                  -------------     -----------    ------------      ------------
           Net cash provided by (used for) financing activities         210,177         (29,993)        876,577          (483,233)
                                                                  -------------     -----------    ------------      ------------

Increase (decrease) in cash and cash equivalents - continuing
operations                                                              182,297         335,892         707,164        (1,099,174)

Cash flow of discontinued operations - net                              (48,746)          4,765               -                 -

Cash and cash equivalents, beginning of period                          151,947         285,498         626,155         1,227,202
                                                                  -------------     -----------    ------------      ------------
Cash and cash equivalents, end of period                          $     285,498     $   626,155    $  1,333,319      $    128,028
                                                                  =============     ===========    ============      ============
Supplemental disclosure of cash flow activity -
   cash payments for interest                                     $     129,148     $   135,290    $     48,331      $     40,852
                                                                  =============     ===========    ============      ============



                                            See notes to consolidated financial statements.


                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

1.  The Company and Summary of Significant Accounting Policies:

    The Company and Basis of Presentation

      On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger (the "Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999, by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. Merger Sub is sometimes referred to herein as the "Successor Corporation." The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein, the "Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation. The Company operates cable television systems with significant concentrations of subscribers in Southern California, Colorado, and Puerto Rico.

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

      On May 25, 2000, the Board of Directors of the Company changed Arahova's fiscal year from May 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the seven months ended December 31, 1999.

      The consolidated financial statements include the accounts of Arahova and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Consolidated financial statements for periods prior to October 1, 1999, are referred to herein as "Old Arahova", whereas periods subsequent to October 1, 1999 are referred to herein as "New Arahova". Due to the October 1, 1999 application of purchase accounting resulting from the acquisition of Old Arahova by Adelphia, the predecessor consolidated financial statements of Old Arahova are not comparable to the successor consolidated financial statements of New Arahova. In addition, Old Arahova previously presented classified balance sheets and statements of cash flows under the direct method. These financial statements have been reclassified to conform to New Arahova's presentation.

      At the effective time of the Merger, Adelphia purchased Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Cable Television Joint Venture ("CCJV"), one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash and approximately 1,850,000 shares of Adelphia Class A common stock. As of October 1, 1999 this joint venture served approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens. On December 15, 1999, Adelphia's interest in CCJV of $133,390 was contributed to Arahova.

      The Merger has been accounted for using the purchase method of accounting. Accordingly, the preliminary allocation of Adelphia's purchase price to acquire Old Arahova has been reflected in New Arahova's consolidated financial statements as of October 1, 1999, as adjusted through December 31, 1999. A final allocation of the purchase price will be made upon resolution of pre-acquisition contingencies and completion of final valuations. The approximate $4,950,148 aggregate purchase price was comprised of the following:


                   Issuance of Adelphia Class A common stock              $     2,705,000
                   Assumption of debt and working capital                       1,711,000
                   Deferred tax asset realized by Adelphia                       (277,852)
                   Cash                                                           812,000
                                                                          -----------------
                                                                          $     4,950,148
                                                                          =================

      The value assigned to the Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the Merger was agreed to and announced on March 5, 1999.

      The following table reflects the opening condensed consolidated balance sheet of New Arahova, as adjusted through December 31, 1999, which includes the effects of the preliminary purchase accounting adjustments resulting from the allocation of Adelphia's purchase prices to acquire Old Arahova and Citizen's 50% interest in CCJV.


                                                                                            New Arahova

                                                                                        --------------------
                                                                                          October 1, 1999
                                                                                        --------------------
ASSETS

Cable systems:
   Property, plant and equipment                                                        $          769,766
   Intangible assets                                                                             5,896,025
                                                                                        --------------------
     Total                                                                                       6,665,791

Cash and cash equivalents                                                                        1,227,202
Investments                                                                                        105,328
Subscriber receivables - net                                                                        26,422
Prepaid expenses and other assets - net                                                             46,772
                                                                                        --------------------
     Total                                                                              $        8,071,515
                                                                                        ====================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Parent debt                                                                             $        1,820,700
Subsidiary debt                                                                                  1,052,955
Accounts payable                                                                                    32,022
Subscriber advance payments and deposits                                                            33,248
Accrued interest and other liabilities                                                              88,767
Deferred income taxes                                                                            1,643,163
                                                                                        --------------------
     Total liabilities                                                                           4,670,855

Parent's interest in subsidiary and other minority interests                                       161,512

Common stockholders' equity:

   Common stock, par value $.01 per share:

     New Arahova, 1,000 shares authorized, issued and outstanding                                        -
    Additional paid-in-capital                                                                   3,239,148
                                                                                        --------------------
         Total common stockholders' equity                                                       3,239,148
                                                                                        --------------------
         Total                                                                          $        8,071,515
                                                                                        ====================

      As a result of the application of purchase accounting, New Arahova has recorded its assets and liabilities at their preliminary fair values on October 1, 1999. As of December 31, 1999, the allocation of Adelphia's purchase price to acquire Old Arahova had not been finalized. Accordingly, the Company may make additional refinements to the preliminary allocation of Adelphia's purchase prices to acquire Old Arahova and Citizen's 50% interest in CCJV in future periods. Certain of the more significant effects of purchase accounting are described below.

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

      On December 7, 1999, subsidiaries of Arahova consummated a transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, Adelphia, Arahova and AT&T contributed cable systems that served approximately 800,000 basic subscribers. On December 15, 1999, Adelphia's interest in the joint venture was contributed to Arahova. At December 31, 1999, Arahova holds an interest of 75% and AT&T holds an interest of 25% in the partnership. The cable systems contributed by Arahova and Adelphia have been recorded at historical cost. The acquisition of the cable systems contributed by AT&T has been accounted for under the purchase method of accounting. The financial results of the cable systems contributed by AT&T are included in the consolidated results of operations of Arahova effective from the date acquired. As part of this transaction, Arahova and AT&T exchanged cable systems owned by Arahova in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for Arahova's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), which serve approximately 96,500 basic subscribers. No gain or loss resulted from this system swap due to the Company's application of purchase accounting in connection with the Adelphia merger.

      The following unaudited financial information assumes that the acquisitions that were consummated during the period ended December 31, 1999 had occurred on June 1, 1998.


                                                                    Four Months      Three Months
                                                    Year Ended         Ended             Ended
                                                      May 31,      September 30,     December 31,
                                                       1999             1999             1999
                                                   --------------  ---------------   --------------
       Revenues                                    $     782,332   $      278,217    $     217,551
       Net loss                                           98,804          250,323           15,418

      The above financial information excludes the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of $314,290 in the year ended May 31, 1999.

    Subscriber Revenues

     Subscriber revenues are recognized in the month in which the service is provided.

   Subscriber Receivables

      An allowance for doubtful accounts of $3,311 and $3,573 is recorded as a reduction of subscriber receivables at May 31, 1999 and December 31, 1999, respectively.

      Property, Plant and Equipment

      Property, plant and equipment are comprised of the following:


                                                        Old Arahova        New Arahova

                                                      -----------------  -----------------
                                                          May 31,          December 31,
                                                            1999               1999
                                                      -----------------  -----------------
Operating plant and equipment                         $       991,389    $       825,101
Real estate and improvements                                   39,398             67,071
Support equipment                                              59,769             25,657
Construction in progress                                        6,320             48,725
                                                      -----------------  -----------------
                                                            1,096,876            966,554
Accumulated depreciation                                    (510,896)           (17,971)
                                                      -----------------  -----------------
                                                      $       585,980    $       948,583
                                                      =================  =================

      Depreciation for Old Arahova was computed on a straight-line basis using estimated useful lives of 8 to 15 years for operating plant and equipment and 3 to 25 years for support equipment and real estate and improvements. New Arahova's depreciation is computed on a straight-line basis using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate and improvements. Additions to property, plant and equipment are recorded at cost, which includes amounts for material, applicable labor and overhead, and interest.

    Intangible Assets

     Intangible assets, at cost, net of accumulated amortization, are comprised of the following:


                             Old Arahova New Arahova

                                                    -----------------  ----------------
                                                        May 31,         December 31,
                                                          1999              1999
                                                    -----------------  ----------------
Purchased franchises                                $       298,675         5,036,828
Goodwill                                                    161,158    $    1,474,501
                                                    -----------------  ----------------
                                                    $       459,833    $    6,511,329
                                                    =================  ================

      A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over 40 years for New Arahova and over periods ranging from 10 to 40 years for Old Arahova. Accumulated amortization of intangible assets amounted to $395,268 and $38,941 at May 31, 1999 and December 31, 1999, respectively.

   Other Assets

      The unamortized amount of deferred debt financing costs included in prepaid expenses and other assets was $27,057 and $36,207 at May 31, 1999 and December 31, 1999, respectively. Such costs are amortized over the term of the related debt.

    Asset Impairments

      Arahova periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

    Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    Investments

      Arahova owns approximately 114,000 shares of United GlobalCom, Inc. ("UCOMA"), formerly United International Holdings, Inc. ("UIH"), Series B convertible preferred stock as a result of the transactions described in Note 3. Each share of this stock is convertible into approximately 21 shares of UIH Class A common stock, at a conversion price of $10.625 per share. This equity instrument was recorded at its fair value of $87,433 on October 1, 1999 in connection with purchase accounting.

      As a result of a contract between Arahova and At Home Corporation ("@Home") to provide @Home high speed internet access on certain systems, Arahova has a warrant contract to purchase up to 5,260,000 shares of @Home Series A common stock at $5.25 per share. Deferred revenue is recorded for the fair value of the warrants when earned with corresponding revenue recognized over the remaining life of the contract, which expires in May 2004. The investment in @Home warrants is classified as an available-for-sale security. During the three months ended December 31,1999, New Arahova recognized revenue of approximately $1,500 related to these warrants. No revenue was previously recognized by Old Arahova. New Arahova's investment in @Home warrants of $34,366 at December 31, 1999 includes $2,354 of unrealized loss.

    Debt and Other Financial Instruments

      Net settlement amounts under the interest rate swap agreement are recorded as adjustments to interest expense during the period incurred. Discounts on debt are amortized to earnings as an adjustment to interest expense over the respective remaining lives of the underlying debt obligations. The aggregate amount by which fair value assigned in purchase accounting to debt exceeded or was less than carrying value at the acquisition date is being amortized to interest expense over the respective remaining lives of the underlying debt obligations.

    Franchise Expense

      The typical term of the Company's franchise agreements upon renewal is 10 years. Franchise fees range from 3% to 5% of subscriber revenue and are expensed currently.

    Basic and Diluted Net Loss Per Weighted Average Share of Common Stock

      For the years ended May 31, 1998 and 1999 and the four months ended September 30, 1999, diluted net loss per common share is equal to basic net loss per common share because Old Arahova's outstanding options and other potential common shares had an anti-dilutive effect for the periods presented. Subsequent to the Merger, all shares of New Arahova common stock are held by Adelphia. As such, disclosure of net loss per weighted average share of common stock is not required for periods subsequent to the Merger.

    Interest Expense - Net

      Interest expense - net includes interest income of $8,187, $20,678, $14,679, and $14,175 for the years ended May 31, 1998 and 1999, the four months ended September 30, 1999 and the three months ended December 31, 1999, respectively. For the three months ended December 31, 1999, interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements, related to short term borrowings by such affiliates (Note 9).

    Merger and Integration Costs

      The Company had employment agreements primarily with four executive officers including Dr. Leonard Tow, former Chairman and Chief Executive Officer of the Company. The terms of these employment agreements expire on June 30, 2003, except that Dr. Tow's agreement continues for an additional five-year advisory period. Each of these employment agreements was terminable by the executive officer upon a "change of control" or a "threatened change of control" of the Company. One of the events that is considered to be a threatened change of control under each employment agreement is the acquisition by any person of securities of the Company such that the person files or is required to make a filing pursuant to Regulation 13D under the Securities Exchange Act of 1934, as amended. As a result of entering into the Merger Agreement, such an event occurred and, therefore, for purposes of these employment agreements, a "threatened change of control" occurred. During the quarter ended August 31, 1999, each of these executive officers exercised his right to terminate his employment agreement but continued working for the Company through the closing of the Merger.

      Pursuant to the employment agreement, upon such termination, each executive officer is entitled to receive his base salary through the end of the term of his employment agreement, an annual cash bonus for the remainder of the term equal to his most recently awarded cash bonus, continuation of medical, dental, life and disability insurance for the remainder of the term on the same basis as provided while the agreement was in effect and the use of office space for one year. In addition, upon termination, all of his Company stock options vest and become exercisable and the restrictions on all of his shares of restricted stock of the Company lapse. The total cost to the Company of the termination of the executive employment agreements was approximately $227,400. Approximately $167,200 of these costs were recorded by the Company during the four months ended September 30, 1999. The remaining $60,200 of these costs, which resulted from the completion of the Merger, were recorded as an adjustment to Adelphia's purchase price upon completion of the Merger.

      The Company also incurred employee severance related costs related to the Merger and the continuance of the employment of key personnel through the completion of the Merger. The total cost to the Company of these employee severance related costs was approximately $7,000. These additional Merger related costs were recorded by the Company upon completion of the Merger. The Company also incurred certain other Merger related costs subsequent to September 30, 1999. Approximately $77,000 of these costs relate primarily to investment banking, legal and accounting services incurred in relation to the completion of the Merger and were recorded as an adjustment to Adelphia's purchase price.

      The Company incurred total incremental compensation, legal and consulting costs of $174,153 and $4,167 during the four months ended September 30, 1999 and the three months ended December 31, 1999, respectively, in connection with the Merger.

    Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Comprehensive Income (Loss)

      Comprehensive income (loss) is required to be presented when a company has items of other comprehensive income (loss) during the periods presented. Other comprehensive income (loss) consisted primarily of net unrealized gains on available-for-sale securities for all periods presented. Items of other comprehensive income (loss) are excluded from net loss and are included in arriving at comprehensive income (loss).

    Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, SFAS No. 138 was issued which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management of the Company has not completed its evaluation of the impact of SFAS Nos. 133 and 138 on the Company's consolidated financial statements. The Company will be required to adopt SFAS No. 133 effective January 1, 2001.

      At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to issues related to EITF 98-3, "Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, Arahova will be required to account for cable system swaps as a purchase and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

    Reclassifications

      Certain May 31, 1998 and 1999 amounts have been reclassified to conform with the December 31, 1999 presentation.

2.     Debt:

      Parent Debt

      Interest on parent debt, excluding zero coupon and discount bonds, is due semi-annually. The parent debt is effectively subordinated to all notes to banks and may not be redeemed prior to maturity. The parent debt agreements contain restrictions on, among other things, the incurrence of indebtedness, mergers and sales of assets, certain restricted payments, investments in affiliates and certain other affiliate transactions. The agreements also require maintenance of certain financial ratios.

      The following table summarizes the parent debt:


                                                       Old               New
                                                     Arahova           Arahova
                                                   -------------   -----------------
                                                          Outstanding as of

     Interest        Issue           Amount          May 31,         December 31,      Maturity
       Rate           Date           Issued            1999            1999 (a)          Date
  ------------------------------ --------------- ---------------  ------------------ -------------
         9.500%       08/14/92   $     150,000   $     150,000    $        148,773      08/15/00
         9.750%       02/15/92         200,000         200,000             201,172      02/15/02
    Zero coupon       04/01/93         444,000         316,618             318,235      03/15/03
         9.500%       03/06/95         250,000         250,000             250,853      03/01/05
         8.875%       01/17/97         250,000         250,000             242,542      01/15/07
         8.750%       09/23/97         225,000         225,000             216,105      10/01/07
         8.375%       11/07/97         100,000         100,000              94,048      11/15/17
         8.375%       12/04/97         100,000         100,000              94,106      12/15/07
       Discount       01/08/98         605,000         282,022             267,105      01/15/08
          notes
                                                 ---------------  ------------------
                                                 $   1,873,640    $      1,832,939
                                                 ===============  ==================



     Subsidiary Debt

                                                                         Old               New
                                                                       Arahova           Arahova
                                                                   ----------------  -----------------
                                                                      May 31,         December 31,
                                                                        1999            1999 (a)
                                                                   ----------------  -----------------
                   Notes to banks                                  $       89,000    $       517,000
                   9.47% Senior Secured Notes due 2002                     80,000             64,496
                   Other debt                                                  50                  -
                                                                   ----------------  -----------------
                           Total subsidiary debt                   $      169,050    $       581,496
                                                                   ================  =================

    (a) Amounts outstanding include discounts or premiums recorded as a result of purchase accounting, as applicable.


    Notes to Banks and Other Institutions

      At December 31, 1999, certain subsidiaries of the Company had credit facilities with $551,000 of available borrowings, subject to the subsidiaries achieving certain levels of operating performance, which expire through December 31, 2007. Arahova pays commitment fees of up to 0.375% of unused principal.

      Notes to banks and institutions mature at various dates through 2007. Bank debt interest rates are based upon one or more of the following rates at the option of Arahova: bank defined alternate base rate plus 0% to 1.0%; or London Interbank Offering Rate ("LIBOR") plus .75% to 2.0%. At December 31, 1999, the weighted average interest rate on notes payable to banks and institutions was 8.06%.

      Borrowings under most of these credit arrangements are collateralized by a pledge of the stock of the borrowing subsidiary and its subsidiaries and are guaranteed by such subsidiary's subsidiaries. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Arahova and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. At December 31, 1999, approximately $483,000 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1999. The subsidiaries are permitted to pay management fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

    Maturities of Debt

      The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next five years based on amounts outstanding at December 31, 1999:


                           Year ending December 31:
                                       2000                            $       170,000
                                       2001                                     23,500
                                       2002                                    235,000
                                       2003                                    490,833
                                       2004                                     81,667


       Arahova intends to fund its requirements for maturities of debt through borrowings under new and existing credit arrangements and internally generated funds. Changing conditions in the financial markets may have an impact on how Arahova will refinance its debt in the future.

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

3.       Sale of Business Segments:

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

    Australian Operations

       During the year ended May 31, 1999, the Company sold to UIH Asia/Pacific Communications Inc. ("UAP"), a unit of UCOMA, the Company's 25% ownership interest in XYZ Entertainment Pty. Limited ("XYZ") for approximately $24,600. Approximately 95% of the sales price was paid in the form of UIH Series B Convertible Preferred Stock ("UIH Convertible Stock") which is convertible at any time into approximately 21 shares of UIH Class A Common Stock for each share of UIH Convertible Stock, at a conversion price of $10.625 per share.

       In fiscal 1999, East Coast Pay Television Pty. Limited ("ECT") sold substantially all of its operating assets to Austar Entertainment Pty Ltd. ("Austar"), a wholly owned subsidiary of UAP, for approximately $6,100 in the form of UIH Convertible Stock. ECT finalized the shutdown of its operations, including the liquidation of its current liabilities. On December 16, 1998, the creditors of ECT (including the Company) entered into an Intercreditor Agreement pursuant to which substantially all of the remaining assets of ECT were distributed among them and the Company received 5,652 units of UIH Convertible Stock, of which 1,156 units were transferred to the ECT minority interest shareholders. The Company recorded a pre-tax gain of approximately $18,000 as a result of the sale of its Australian business segment during the year ended May 31, 1999.

       Operating results of Centennial and the Australian Operations for the year ended May 31, 1998 are shown separately within the accompanying consolidated statements of operations under the caption "Loss from Discontinued Operations". The operating results of Centennial and the Australian Operations for the year ended May 31, 1998 consist of the following:


Centennial Cellular Corp.:

Revenue                                         $      301,626
Expenses                                              (314,927)
                                                ----------------
    Operating loss                                     (13,301)
Income from equity investments                          13,069
Interest expense                                       (45,155)
Gain on sale of assets                                       5
Income tax benefit                                      13,597
Minority interest in income of subsidiaries               (162)
                                                ----------------
    Net loss (a)                                $      (31,947)
                                                ================

Australian Operations:

Revenue                                        $        35,257
Expenses                                               (54,672)
                                               -----------------
    Operating loss                                     (19,415)
Interest expense                                       (10,547)
Other loss                                              (2,373)
                                               -----------------
    Net loss (a)                               $       (32,335)
                                               =================

      (a) Prior to minority interest share of losses.

4.   Commitments and Contingencies:

      Arahova rents office and studio space, tower sites, vehicles and space on utility poles under leases with terms, which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $8,572, $8,793, $4,684 and $2,946 for the years ended May 31, 1998 and 1999, the four months ended September 30, 1999 and the three months ended December 31, 1999, respectively.

      In connection with certain obligations under franchise agreements, Arahova obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Arahova has fulfilled all of its obligations such that no payments under surety bonds have been required.

      The cable television industry and Arahova are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry the FCC adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, or, in the alternative, a cost of service showing, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

      The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Telecommunications Act of 1996 (the "1996 Act") deregulated the rates for cable programming services on March 31, 1999. Adelphia cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation.

      On or about March 10, 1999, Robert Lowinger, on behalf of himself and all others similarly situated (the "Plaintiff") commenced an action by filing a Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk against Century, all of its directors, and Adelphia. The Plaintiff, claiming that he owns shares of Class A Common Stock of Century, alleged that in connection with the proposed merger of Century with Adelphia, holders of Class B Common Stock of Century (which has superior voting rights to the Class A Common Stock of Century) will receive consideration for their shares that exceeds by $4.00 per share the consideration to be paid to Century's Class A shareholders resulting in the Century's Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of the Century's Class A shares. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants. On January 13, 2000, the court granted defendants' motions to strike and dismissed Plaintiff's complaint in its entirety for failure to state a claim upon which relief can be granted. The court entered judgment on February 16, 2000. To the Company's knowledge, the Plaintiff has not filed an appeal in this action within the time provided by local court rules for the filing of an appeal.

      On May 26, 1999, Adelphia announced that it had agreed to swap certain of its cable systems and certain systems and of its wholly owned subsidiaries with Comcast Corporation ("Comcast") in a geographic rationalization of the companies' respective markets. As part of this transaction, Arahova will add approximately 168,000 subscribers in the Los Angeles, CA area and the West Palm/Fort Pierce, FL area. In exchange, Comcast will receive Arahova systems serving approximately 178,000 subscribers in New Jersey, New Mexico and Indiana. All systems involved in the transactions will be valued by agreement between the parties or, following a failure to reach agreement, by independent valuations, with any difference in relative value to be funded with cash or additional cable systems. The system swaps are subject to customary closing conditions and regulatory approvals and are expected to close during the fourth quarter of 2000.

      In December 1999, Adelphia entered into definitive agreements under which Cablevision Systems Corporation will sell its cable systems in the greater Cleveland metropolitan area to a subsidiary of Arahova for approximately $1,530,000 in cash and Adelphia securities. As of December 31, 1999, these systems served approximately 307,000 basic subscribers. The transaction is subject to customary closing conditions and regulatory approval and is expected to close by the fourth quarter of 2000.

         Arahova has been sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSO's are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). The Company is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

      Adelphia and certain subsidiaries, including Arahova, are defendants in several putative subscriber class action suits in state courts in Vermont, Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and, in one case, Adelphia was required to refund the late fees (none of which related to Arahova). Adelphia has appealed this decision. All of these actions are being defended vigorously. The outcome of these matters and the resulting impact on Arahova cannot be predicted at this time.

      Except as described in Note 10, there are no other material pending legal proceedings, other than routine litigation incidental to the business, to which Arahova is a part of or which any of its property is subject.

5.  Common Stockholders' Equity (Deficiency):

    Common Stock

      The voting rights with respect to the two classes of Old Arahova common stock were as follows: Class A shares entitled the holder to one vote per share, Class B shares entitled the holder to ten votes per share and were convertible into shares of Class A Common Stock on a one-for-one basis. Arahova is restricted from paying cash dividends on its common stock by its credit agreements.

    Treasury Stock

      During fiscal 1998, the Company purchased 1,959,000 shares of its Class A Common Stock in the open market. These shares were accounted for as treasury shares. The carrying amount of treasury stock included in "Other" in the consolidated statements of common stockholders' equity (deficiency) as of May 31, 1997, 1998, and 1999 was $140,121, $152,697, and $154,202, respectively.

6.  Employee Benefit Plans:

      Old Arahova sponsored stock option plans permitting the issuance of incentive stock options, restricted stock and non-qualified options. In connection with the Merger (Note 1), all outstanding options, whether or not previously excerciscable or vested, became fully excerciseable and vested. Option holders were given the option to exercise immediately prior to the Merger or to rollover their options into options to acquire Adelphia Class A common stock. Old Arahova incurred stock compensation expense of $26,232 related to these plans during the four months ended September 30, 1999. At May 31, 1999, there were 849,920 unvested options outstanding under the option plans.

      A summary of the status of the Company's stock options as of May 31, 1998 and 1999, September 30, 1999, and December 31, 1999 and changes during the periods then ended is presented below:


                                                                                         Weighted
                                                                                         Average
                                                                         Stock           Exercise
                                                                        Options            Price

                                                                      -------------  ----------------
                 Outstanding at May 31, 1997                            3,457,050    $         6.66
                 Granted                                                   10,000              6.44
                 Exercised                                               (340,836)             6.34
                 Canceled                                                (242,415)             6.66
                                                                      -------------
                 Outstanding at May 31, 1998                            2,883,799              6.70
                 Granted                                                  118,000             18.85
                 Exercised                                               (816,098)             6.39
                 Canceled                                                 (59,003)             9.75
                                                                      -------------
                 Outstanding at May 31, 1999                            2,126,698              7.41
                 Exercised                                               (782,033)             6.66
                 Canceled                                                (909,866)             6.66
                                                                      -------------
                 Outstanding at September 30, 1999                        434,799              9.08
                 Converted to Adelphia options Outstanding               (434,799)                -
                                                                      -------------
                 Outstanding at December 31, 1999                               -
                                                                      =============

      The number of the Company's options which were exercisable at May 31, 1998 and 1999 and September 30, 1999 were 1,598,650, 1,276,878 and 434,799 respectively. The weighted average exercise prices of such options were $6.62, $6.83 and $9.08 at May 31, 1998, 1999 and September 30, 1999, respectively.

      The estimated fair value of the Company's options granted during fiscal 1998 was immaterial. The fair value of options granted during fiscal 1999 was $6.96 per share.

Employee Stock Purchase Plan

      In 1985, the Company adopted the 1985 Employee Stock Purchase Plan, as amended. Under the Plan, eligible employees (which generally includes all full-time employees of the Company) could subscribe for shares of Class A Common Stock at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock on the first day or last day of the purchase period, whichever was lower. Payment of the purchase price of the shares was made in installments through payroll deductions, with no right of prepayment. The Company reserved 1,125,767 shares of Class A Common Stock for issuance under the Plan. The Amended Purchase Plan was administered by the Compensation Committee. As of September 30, 1999, no shares of Class A Common Stock were subscribed for under the Plan.

Equity Incentive Plan

      The Company's 1992 Equity Incentive Plan (the "Equity Plan") permitted the issuance of up to 1,613,945 shares of the Company's Class A Common Stock for high levels of performance and productivity by officers and other management employees of the Company. The Equity Plan was administered by the Company's Board of Directors. The Plan authorized the Board of Directors to grant stock based awards that included, but were not limited to, restricted stock, performance shares and deferred stock. The Board of Directors determined the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant. These stock based awards vested over the options' respective vesting periods. Recipients were not required to provide consideration to the Company other than rendering service. Under SFAS 123, compensation cost was recognized over the vesting period of the shares granted based upon the market value of the restricted stock at the date of grant. The restricted stock awards were recorded at the market value of the Company's stock on the date of grant. Initially, the total market value of the restricted shares was treated as unearned compensation and was charged to expense over the options' respective vesting periods.

      During the fiscal years ended May 31, 1998 and 1999, the Company granted 170,000 shares and 270,000 shares, respectively, of restricted stock with weighted average fair values at the date of grant of $6.87 and $19.21 per share, respectively. Through May 31, 1999, the Company had granted 1,238,027 shares of restricted stock to 20 officers and employees of the Company. No shares of restricted stock were granted after May 31, 1999. As of September 30, 1999, no shares of restricted stock were outstanding. As a result of the termination of certain executive employment agreements, substantially all restricted shares became fully vested. These shares ceased to be restricted upon completion of the Merger.

      The Company also granted 25,000 shares of the Company's Class B Common Stock during the fiscal year ended May 31, 1998 with a fair value of $5.50 at the date of grant (based upon the fair value of the Company's Class A Common Stock on that date) to one executive of the Company. These shares were subject to substantially the same restrictions as set forth in the Equity Plan.

      The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost was recognized with respect to their stock option, and stock purchase plans during the fiscal years ended May 31, 1998 and 1999. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's consolidated net (loss) income and consolidated net (loss) income per common share for the fiscal years ended May 31, 1998 and 1999 would have been increased to the pro forma amounts indicated below:


                                                                                Old Arahova

                                                                     -------------------------------
                                                                             Year Ended May 31,
                                                                     -------------------------------
                                                                           1998             1999
                                                                     --------------- ---------------
Consolidated net income (loss) applicable to common shares: As reported:

    Loss from continuing operations                                   $    (83,107)   $    (58,106)
    Loss from discontinued operations                                      (43,089)              -
    Gain on sale of discontinued operations                                      -         314,290
                                                                     --------------- ---------------
    Net (loss) income                                                 $   (126,196)   $    256,184
                                                                     =============== ===============

Pro forma:
     Loss from continuing operations                                  $    (84,540)   $    (59,764)
     Loss from discontinued operations                                     (43,089)              -
     Gain on sale of discontinued operations                                     -         314,290
                                                                     --------------- ---------------
Net (loss) income                                                     $   (127,629)   $    254,526
                                                                     =============== ===============

Consolidated net income (loss) per common share - basic & diluted As reported:

    Loss from continuing operations                                   $      (1.11)   $       (.77)
    Loss from discontinued operations                                         (.58)              -
    Gain on sale of discontinued operations                                      -            4.18
                                                                     --------------- ---------------
    Net (loss) income                                                 $      (1.69)   $       3.41
                                                                     =============== ===============

Pro forma:
     Loss from continuing operations                                  $      (1.13)   $       (.79)
     Loss from discontinued operations                                        (.58)              -
     Gain on sale of discontinued operations                                     -            4.18
                                                                     --------------- ---------------
     Net (loss) income                                                $      (1.71)   $       3.39
                                                                     =============== ===============

      The fair values of options granted during the fiscal year ended May 31, 1999 were estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used:


                 Expected dividend yield                                           0%
                 Expected volatility                                           46.12%
                 Risk free interest rate                                        5.75%
                 Expected lives of option grants                              3 years

      Pro forma compensation cost related to shares purchased under the Company's Employee Stock Purchase Plan was measured based on the discount from market value.

      Old Arahova sponsored 401(k) retirement plans covering substantially all employees of its wholly owned cable subsidiaries. Total expense under the plans amounted to $1,367 and $1,437 for the years ended May 31, 1998 and 1999, respectively, and $630 for the four months ended September 30, 1999.

      New Arahova participates in an Adelphia savings plan (401(k)) and an Adelphia stock incentive plan. The 401(k) savings plan provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. New Arahova matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During the three months ended December 31, 1999, no significant matching contributions were made by New Arahova. The stock incentive plan rewards full time employees with compensation bonuses based on Adelphia Class A common stock performance. During the three months ended December 31, 1999, no significant costs associated with this plan were allocated to the Company.

7.  Taxes on Income:

      Old Arahova and its corporate subsidiaries filed federal income tax returns, which included their share of the subsidiary partnerships and joint venture partnership results of operations. Subsequent to October 1, 1999, New Arahova is included in Adelphia's consolidated federal income tax returns. For New Arahova's financial reporting purposes, current and deferred income tax assets and liabilities are computed on a separate company basis. In making the computation of federal income taxes, current expense and net operating losses are adjusted for the effects of filing a consolidated income tax return. At December 31, 1999, New Arahova and its corporate subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $442,000 expiring through 2018. Depreciation and amortization expense differs for tax and financial statement purposes due to the use of prescribed periods rather than useful lives for tax purposes and also as a result of differences between tax basis and book basis of certain acquisitions.

      The tax effects of significant items comprising Arahova's net deferred tax liability are as follows:


                                                                             Old            New
                                                                           Arahova        Arahova
                                                                         ------------- --------------
                                                                           May 31,     December 31,
                                                                             1999          1999
                                                                         ------------- --------------
      Deferred tax liabilities:
        Differences between book and tax basis of
         property, plant and equipment and intangible assets             $    99,805   $  1,837,007
                                                                         ------------- --------------

      Deferred tax assets:
        Tax credits and other assets                                               -         14,616
        Operating loss carryforwards                                         184,099        199,027
                                                                         ------------- --------------
                                                                             184,099        213,643
        Valuation allowance                                                  (89,584)       (11,326)
                                                                         ------------- --------------

            Subtotal                                                          94,515        202,317
                                                                         ------------- --------------

        Net deferred tax liability                                       $     5,290   $  1,634,690
                                                                         ============= ==============

      For the year ended May 31, 1999, Old Arahova reduced its valuation allowance applied against its deferred tax assets by approximately $104,042 as a result of the sale of Centennial and the Australian Operations. The net change in the valuation allowance from operations for the four months ended September 30, 1999 an increase of $16,144. For the three months ended December 31, 1999, there was no change in the valuation allowance. There was a decrease in the valuation allowance of $94,402 due to the Merger on October 1, 1999.

      Income tax benefit (expense) is as follows:


                                                         Old Arahova                     New Arahova
                                       ---------------------------------------------  -----------------
                                           Year          Year          Four Months     Three Months
                                           Ended         Ended            Ended            Ended
                                          May 31,       May 31,       September 30,     December 31,
                                           1998          1999             1999              1999
                                       ------------ --------------- ---------------- ------------------
                    Current            $    (7,984) $     (12,165) $        (5,635)  $         (6,175)
                    Deferred                22,205           (121)            (202)             9,540
                                       --------------------------------------------- ------------------

                          Total        $    14,221  $     (12,286) $        (5,837)  $          3,365
                                       ============================================= ==================


      Income tax benefit (expense) is included in the Company's financial statements as follows:


                                                       Old Arahova                     New Arahova
                                        -------------------------------------------- ----------------
                                            Year         Year        Four Months       Three Months
                                            Ended        Ended          Ended             Ended
                                            May 31,      May 31,     September 30,     December 31,
                                             1998         1999           1999              1999
                                        ------------ ------------- ----------------- ----------------
               Continuing operations    $       624  $    13,453   $      (5,837)    $        3,365
               Discontinued operations       13,597      (25,739)              -                  -
                                        ------------ ------------- ----------------  ----------------

                       Total            $    14,221  $   (12,286)  $      (5,837)    $        3,365
                                        ============ ============= ================  ================

      A reconciliation of the statutory federal income tax rate and Arahova's effective income tax rate for continuing operations is as follows:


                                                                   Old Arahova                  New Arahova

                                                      ---------------------------------------  ---------------
                                                         Year        Year      Four Months      Three Months
                                                         Ended       Ended        Ended            Ended
                                                        May 31,     May 31,   September 30,     December 31,
                                                         1998        1999          1999             1999
                                                      ------------ -------------- ------------ ---------------
          Statutory federal income tax rate                  35%         35%            35%             35%
          Change in federal valuation allowance             (39%)        (8%)           (7%)             -
          State taxes, net of federal benefit                 6%          2%            (2%)             7%
          Non deductible compensation

              and merger and integration costs                 -         (7%)          (26%)             -
          Goodwill                                           (2%)        (2%)           (1%)           (20%)
          Other                                               1%         (1%)           (2%)             -
                                                      ------------ -------------- ------------ ---------------
          Effective income tax benefit (expense) rate         1%         19%            (3%)            22%
                                                      ============ ============== ============ ===============

8.   Disclosures about Fair Value of Financial Instruments:

      Included in Arahova's financial instrument portfolio are cash, investments in marketable securities, fixed and variable rate debt, and an interest rate swap. The fair value of variable rate debt and investments in marketable securities approximate their fair values at May 31 and December 31, 1999. The fair value of the fixed rate debt at May 31, 1999 and December 31, 1999 was $1,971,213 and $1,938,335, respectively. At May 31, 1999 and December 31, 1999, the fair value of such fixed rate debt exceeded the carrying value by $37,573 and $40,900, respectively. At December 31, 1999, Arahova would have been required to pay approximately $638 to settle its interest rate swap agreement, representing the excess of carrying cost over fair value of this agreement. The fair values of the debt and interest rate swap were based upon quoted market prices of similar instruments or on rates available to Arahova for instruments of similar remaining maturities.

 9.   Related Party Transactions:

      Old Arahova purchased workers compensation and general liability insurance from Sentry Insurance (a holder of approximately 1% of Old Arahova Class B common stock until June 1998) and its affiliated companies. The Company paid a total of $4,665 and $4,112, for such insurance for the fiscal years ended May 31, 1998 and 1999, respectively.

      Leavy Rosensweig & Hyman of which David Z. Rosensweig is a member, served as General Counsel to Old Arahova. Mr. Rosensweig was also a director and secretary of Old Arahova. Old Arahova paid approximately $1,165 and $1,743 to Leavy Rosensweig & Hyman for the fiscal years ended May 31, 1998 and 1999, respectively.

      At the effective time of the Merger, Century sold its shares of Class A common stock of Citizens to Dr. Leonard Tow, former Chairman and Chief Executive Officer of Century at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate sales price was approximately $39,800.

      New Arahova periodically receives funds from and advances funds to Adelphia. Arahova charged $13,278 of interest to Adelphia on such receivables for the three months ended December 31, 1999.

10.       Subsequent Events:

      On April 14, 2000, a subsidiary of Arahova, along with certain other subsidiaries and affiliates of Adelphia, closed on a $2,250,000 bank credit facility. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9-year term loan. Proceeds from the facility will be used to complete the Prestige and Cablevision Cleveland acquisitions described herein. Generally, coborrowers which are comprised of affiliates and subsidiaries of Arahova cross guarantee indebtedness under this facility. In connection with the closing of the facility, Adelphia contributed cable systems, at historical cost, serving approximately 460,000 basic subscribers to a subsidiary of Arahova. Arahova's ability to access funds under the credit facility is dependent upon the level of borrowings of restricted and unrestricted borrowers as defined in the credit facility.

      On July 5, 2000, Adelphia closed its acquisition under which Prestige Communications of NC, Inc. ("Prestige") sold its cable systems in Virginia, North Carolina and Maryland to a subsidiary of Arahova for approximately $700,000. These systems serve approximately 120,000 basic subscribers.

      On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova, Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Arahova and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the Company.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

            None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive Officers of the Registrant

      The directors and executive officers of Arahova are:


Name                         Age       Position
John J. Rigas                75        Chairman and Director of Arahova Communications, Inc.
Michael J. Rigas             46        Executive Vice President and Director of Arahova Communications, Inc.
Timothy J. Rigas             44        Executive Vice President, Treasurer and Director of Arahova Communications, Inc.
James P. Rigas               42        Executive Vice President and Director of Arahova Communications, Inc.

      John J. Rigas is the founder, Chairman, President and Chief Executive Officer of Adelphia and is President of its subsidiaries. He is also Chairman and director of Adelphia Business Solutions. Mr. Rigas has served as President or general partner of most of the constituent entities which become wholly owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by member of the John J. Rigas family or entities controlled by them ("the Rigas Family"). Mr. Rigas has owned and operated cable television system since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bancorp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

      John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as director and executive officer of the Company.

      Michael J. Rigas is an Executive Vice President, Operations and Secretary of Adelphia and is Vice President of its subsidiaries. He is also Vice Chairman, Secretary and a director of Adelphia Business Solutions. Since 1981, Mr. Rigas has served as Senior Vice President, Vice President, general partner or other office of the constituent entities which become wholly owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas family. From 1979 to 1981, he worked for Webster, Chamberlain and Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his J.D. degree from Harvard Law School in 1979.

      Timothy J. Rigas is Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of Adelphia and its subsidiaries. He is also Vice Chairman, Chief Financial Officer, Treasurer and a director of Adelphia Business Solutions. Since 1979, Mr. Rigas services as Senior Vice President, Vice President, general partner or other officer of the constituent entities which become wholly owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operation companies acquired by the Company which were wholly or partially owned by members of the Rigas family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

      James P. Rigas is Executive Vice President, Strategic Planning of Adelphia and is Vice President of its subsidiaries. He also serves as Vice Chairman, President, Chief Executive Officer, Chief Operating Officer and a director of Adelphia Business Solutions. Since February 1986, Mr. Rigas has served as a Senior Vice President, Vice President or other officer of the constituent entities which become wholly owned subsidiaries of the Company which were wholly or partially owned by members of the Rigas Family. Among his business activities, Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a J.D. degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

ITEM 11.  EXECUTIVE COMPENSATION

      Arahova has no employment contracts in effect with its named executive officers in Item 10 of this Form 10-K, including any compensatory plans or arrangements resulting from the resignation, retirement or other termination of such executive officers. Each of the executive officers named in Item 10 is an executive officer of Adelphia and are compensated by Adelphia in accordance with the decisions and policies of the Board of Directors of Adelphia and the Compensation Committee of the Board of Directors of Adelphia.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Financial statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required. (a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required in Item 8 are listed in the index in Item 8 of this Transition Report on Form 10-K.

(2) Financial statement schedules:
         The following are included in this Report:
                Schedule I  -- Condensed Financial Information of the Registrant
                Schedule II -- Valuation and Qualifying Accounts

(3) Exhibits

Exhibit

Number                                   Description

2.1 Agreement and Plan of Merger, dated as of March 5, 1999, by and among the Company, Adelphia Communications Corporation and Adelphia Acquisition Subsidiary, Inc. as amended by the First Amendment to the Agreement and Plan of Merger, dated as of July 12, 1999 and the Second Amendment to the Agreement and Plan of Merger, dated as of July 29, 1999. (File No. 0-16899)

3.1 Certificate of Incorporation of the Company (filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999 and incorporated herein by reference. (File No. 0-16899)

3.2 By-laws of the Company, as amended (filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999, and incorporated herein by reference. (File No. 0-16899)

4.1 Indenture, dated as of November 15, 1988, by and between the Company and the Bank of Montreal Trust Company as Trustee (filed as Exhibit 4(l) to Amendment No. 7 to the Company's Registration Statement on Form S-1 (File No. 33-21394) under the Securities Act of 1933, as amended (the "1988 Form S-1"); said 1988 Form S-1 having been filed with the Commission on April 22, 1988 and incorporated herein by reference, and said Amendment No. 7 to the 1988 Form S-1 having been filed with the Commission on November 10, 1988 and incorporated herein by reference). (File No. 0-16899)

4.2 Indenture, dated as of October 15, 1991, by and between the Company and the Bank of Montreal Trust Company, as Trustee (filed as Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-33787) under the Securities Act of 1933, as amended (the "1991 Form S-3"); said 1991 Form S-3 having been filed with the Commission on August 31, 1990 and incorporated herein by reference, and said Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference). (File No. 0-16899)

4.3 First Supplemental Indenture, dated as of October 15, 1991, by and between the Company and the Bank of Montreal Trust Company, as Trustee (filed as Exhibit 7(2) to the Company's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference). (File No. 0-16899)

4.4 Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4.3 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-33787) under the Securities Act of 1933, as amended (the "1991 Form S-3"); said 1991 Form S-3 having been filed with the Commission on March 9, 1990 and incorporated herein by reference, and said Amendment No. 2 to the 1991 Form S-3 having been filed with the Commission on March 1, 1991 and incorporated herein by reference). (File No. 0-16899)

4.5 First Supplemental Indenture, dated as of February 15, 1992, by and between the Company and the Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference). (File No. 0-16899)

4.6 Second Supplemental Indenture, dated as of August 15, 1992, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(u) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference). (File No. 0-16899)

4.7 Third Supplemental Indenture, dated as of April 1, 1993, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(v) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated herein by reference). (File No. 0-16899)

4.8 Fourth Supplemental Indenture, dated as of March 6, 1995, by and between the Company and Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4(w) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference). (File No. 0-16899)

4.9 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between the Company and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

4.10 Sixth Supplemental Indenture, dated as of September 29, 1997, between the Company and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference). (File No. 0-16899)

4.11 Seventh Supplemental Indenture dated as of November 13, 1997 between the Company and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference). (File No. 0-16899)

4.12 Eighth Supplemental Indenture dated as of December 10, 1997 between the Company and First Trust of California, National Association, as trustee (filed as Exhibit 4.13 to the Company's Form 10-K for the year ended May 31, 1999 and incorporated herein by reference). (File No. 0-16899)

4.13 Ninth Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. ("Arahova") and U.S. Bank Trust National Association (the "Trustee"), successor trustee to Bank of America National Trust and Savings Association, to the Indenture, dated as of February 15, 1992 between Century Communications Corp. and the Trustee (Incorporated herein by reference is Exhibit 4.01 to Form 10-Q for Arahova for the quarter ended November 30, 1999.) (File No. 0-16899).

4.14 Indenture, dated as of January 15, 1998 between the Company and First Trust of California, National Association, as Trustee (filed as Exhibit 4 to the Company's Registration Statement on Form S-4 (File No. 333-47161) under the Securities Act of 1933, as amended (the "1998 Form S-4"); said 1998 Form S-4 having been filed with the Commission on March 2, 1998 and incorporated herein by reference). (File No. 0-16899)

4.15 First Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. and U.S. Bank Trust National Association (the "Trustee"), to the Indenture, dated as of January 15, 1998 between Century Communications Corp. and the Trustee (Incorporated herein by reference is Exhibit 4.02 to Form 10-Q for Arahova for the quarter ended November 30, 1999.) (File No. 0-16899).

*10.1 Employment Agreement, dated as of January 1, 1997, between the Company and Scott N. Schneider (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

*10.2 Employment Agreement, dated as of January 1, 1997, between the Company and Michael G. Harris (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

*10.3 Employment Agreement, dated as of January 1, 1997, between the Company and Frank Tow (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.4 Lease, dated July 15, 1987, between Locust Avenue Associates and Century-Texas (filed as Exhibit 10(h) to the 1988 Form S-1 and incorporated herein by reference). (File No. 0-16899)

10.5 Agreement for lease dated as of January 1, 1997 by and between Locust Avenue Associates Limited Partnership and Century Texas (filed as
         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

*10.6    Century 1992 Management Equity Incentive Plan (filed as
         Exhibit 10(x)(1) to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference). (File No. 0-16899)

*10.7    1993 Non-Employee Directors' Stock Option Plan of the Company (filed as
         Exhibit 10(v)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference). (File No. 0-16899)

*10.8 1994 Stock Option Plan of the Company (filed as Exhibit 10(v)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference). (File No. 0-16899)

10.9 Interest Rate Swap Agreement, dated as of July 18, 1986, between Citibank, N.A. and Century-Texas (filed as Exhibit 10(v) to Amendment No. 5 to the 1988 Form S-1 and incorporated herein by reference). (File No. 0-16899)

10.10 Amendment No. 1 to Management Agreement and Joint Venture Agreement (Century ML Venture), dated September 21, 1987, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as
         Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference). (File No. 0-16899)

10.11 Management Agreement and Joint Venture Agreement (Century-ML Radio Venture), dated as of February 15, 1989, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference). (File No. 0-16899)

10.12 Plan and Agreement of Merger, dated August 2, 1991, by and among Century Cellular Holding Corp., Century Cellular Corp., Citizens Utilities Company and Citizens Cellular Corp., together with exhibits, including Management Agreement, Conflicts/Non-Compete Agreement, Stock Transfer Agreement and Registration Rights Agreement (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference). (File No. 0-16899)

10.13 Credit Agreement dated as of April 15, 1997 among Citizens Century Cable Television Venture, Bank of America, National Trust and Savings Association, as Syndication Agent, and Societe General, as Agent, Corestates Bank, N.A., The First National Bank of Boston, LTCB Trust Company, and PNC Bank, National Association, as Co-Agents, and each of the bank parties thereto (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.14 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Domision (Texas), Inc. Syndication Agent, filed as Exhibit 10.01 to Adelphia Communication Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000. (File No. 0-16014)

*10.15 Employment Agreement, dated as of January 1, 1997, between the Company and Bernard P. Gallagher (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference). (File No. 0-16899)

*10.16 Modification Agreement, dated as of June 1, 1998, between the Company and Scott N. Schneider (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

*10.17 Modification Agreement, dated as of June 1, 1998, between the Company and Bernard P. Gallagher (filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

*10.18 Modification Agreement, dated as of June 1, 1998, between the Company and Michael G. Harris (filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

*10.19 Modification Agreement, dated as of June 1, 1998, between the Company and Frank Tow (filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

*10.20 Employment Agreement, dated as of July 1, 1997, between the Company and Leonard Tow (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.21 Agreement and Plan of Merger, dated as of July 2, 1998, between Centennial Cellular Corp. and CCW Acquisition Corp (filed as Exhibit
         10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.22 Stockholder Agreement, dated as of July 2, 1998, between CCW Acquisition Corp. and Century Communications Corp (filed as Exhibit
         10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.23 Agreement of Limited Partnership of Century-TCI California Communications, LP., dated as of December 7, 1999 (incorporated herein by reference is Exhibit 10.115 to the Form 10-K for Adelphia Communications Corporation for the year ended December 31, 1999). (File No. 0-16014)

10.24 Credit Agreement dated as of December 3, 1999 among Century-TCI California, L.P., Certain Lenders, Societe Generale and Deutsche Bank Securities, Inc., as Co-Syndication Agents, Salomon Smith Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank, N.A. as Documentation Agent and Citibank, N.A. as Administrative Agent (incorporated herein by reference is Exhibit 10.116 to the Form 10-K for Adelphia Communications Corporation for the year ended December 31,
         1999). (File No. 0-16014)

27.1   Financial Data Schedule.

* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

         The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant or its Subsidiaries not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b)      The Registrant filed Form 8-Ks on October 15, 1999, (Items 1, 2 and
         7), December 22, 1999, (Items 2 and 7), February 22, 2000, (Item 7, including financial statements), and June 6, 2000 (Item 8).

(c) The Company hereby files as exhibits to this Transition Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedules to this Transition Report on Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.


                                             SCHEDULE I (Page 1 of 3)
                                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                       Condensed Information as to the Financial Position of the Registrant
                                                December 31, 1999
                                              (Dollars in thousands)

ASSETS:

Investment in and net advances to cable television
  subsidiaries and related parties                                                                 $    5,205,427
Cash and cash equivalents
                                                                                                              408

Other assets - net

                                                                                                           23,448

                                                                                                     --------------
          Total                                                                                    $    5,229,283
                                                                                                   ================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Parent debt                                                                                        $    1,832,939
Accrued interest and other liabilities                                                                     37,369
                                                                                                   ----------------
          Total liabilities                                                                             1,870,308

Stockholders' equity - see consolidated financial
  statements included herein for details                                                                3,358,975*
                                                                                                     --------------
          Total                                                                                    $    5,229,283
                                                                                                   ================


*Excludes $442,120 of related party receivables - net shown in consolidated balance sheet.



                                             SCHEDULE I (Page 2 of 3)
                                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Condensed Information as to the Operations of the Registrant
                                       Three Months Ended December 31, 1999
                                              (Dollars in thousands)

INCOME:

Income from parent                                                                               $         13,278
                                                                                                 ------------------

EXPENSES:

Amortization                                                                                                  866
Interest expense                                                                                           31,933
                                                                                                 ------------------
          Total                                                                                            32,799
                                                                                                 ------------------

Loss before equity in net income of subsidiaries                                                          (19,521)

Equity in net income of subsidiaries                                                                        7,350
                                                                                                 ------------------
Net loss                                                                                          $       (12,171)
                                                                                                 ==================



























                                              SCHEDULE I (Page 3 of 3)
                                   ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                            Condensed Information as to the Cash Flows of the Registrant
                                        Three Months Ended December 31, 1999
                                               (Dollars in thousands)

Cash flows from operating activities:

  Net loss                                                                                          $       (12,171)
    Adjustments to reconcile net loss to net cash provided by operating activities:

        Equity in net income of subsidiaries                                                                 (7,350)
        Amortization                                                                                            866
        Noncash interest expense                                                                             12,238
        Change in operating assets and liabilities:
           Accrued interest and other liabilities                                                            10,967
                                                                                                     ----------------
Net cash provided by operating activities                                                                     4,550
                                                                                                     ----------------
Cash flows from investing activities:

  Investments in and advances to subsidiaries and related parties - net                                      (4,550)
                                                                                                     ----------------

Increase in cash and cash equivalents                                                                             -
                                                                                                     ----------------
Cash and cash equivalents, beginning of period                                                                  408
                                                                                                     ----------------

Cash and cash equivalents, end of period                                                           $            408
                                                                                                     ================
Supplemental disclosure of cash flow activity -
  Cash payments for interest                                                                       $          8,732
                                                                                                     ================




                                                        SCHEDULE II
                                       ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                                   (Dollars in thousands)

                                                 Balance at      Charged to                                        Balance
                                                  Beginning       Costs and     Deductions-                        at End
                                                  of Period       Expenses      Write-Offs     Acquisitions       of Period
                                               --------------  --------------  --------------  --------------  --------------
Three Months Ended December 31, 1999

Allowance for doubtful accounts                $      2,260    $      3,194    $     (1,881)   $         -     $      3,573
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    105,728    $          -    $          -    $   (94,402)    $     11,326
                                               ==============  ==============  ==============  ==============  ==============

                                                       SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARAHOVA COMMUNICATIONS, INC.

August 11, 2000                           By: /s/ Timothy J. Rigas
                                          Timothy J. Rigas, Executive Vice
                                          President, Chief Financial Officer,
                                          Chief Accounting Officer, and
                                          Treasurer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 11, 2000                               /s/ John J. Rigas
                                              John J. Rigas,
                                              Director

August 11, 2000                               /s/ Timothy J. Rigas
                                              Timothy J. Rigas, Executive Vice
                                              President, Chief Financial
                                              Officer, Chief Accounting Officer,
                                              and Treasurer


August 11, 2000                               /s/ Michael J. Rigas
                                              Michael J. Rigas,
                                              Director


August 11, 2000                               /s/ James P. Rigas
                                              James P. Rigas,
                                              Director