Form 10-Q
period 2000-06-30
ARAHOVA COMMUNICATIONS INC
filed 2000-08-14
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ___________

                         Commission File Number: 0-16899


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

              Yes   X                              No ______
                    --

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communications, Inc. consisting of 1,000 shares as of August 14, 2000.


                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - December 31, 1999 and
        June 30, 2000...................................................................................            3
       Condensed Consolidated Statements of Operations - Three and Six Months Ended
        June 30, 1999 and 2000..........................................................................            4
       Condensed Consolidated Statements of Cash Flows - Six Months Ended
        June 30, 1999 and 2000..........................................................................            5
       Notes to Condensed Consolidated Financial Statements.............................................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................            16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................            17

Item 2.  Changes in Securities and Use of Proceeds.....................................................            18

Item 3.  Defaults Upon Senior Securities...............................................................            18

Item 4.  Submission of Matters to a Vote of Security Holders...........................................            18

Item 5.  Other Information.............................................................................            18

Item 6.  Exhibits and Reports on Form 8-K..............................................................            18


SIGNATURES.............................................................................................            19


                                               PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                       (Dollars in thousands)

                                                                                       December 31,          June 30,
                                                                                           1999                2000
                                                                                    ----------------    -----------------
ASSETS:

Cable systems, at cost, net of accumulated depreciation and amortization:

   Property, plant and equipment                                                    $      948,583      $     1,240,762
   Intangible assets                                                                     6,511,329            7,209,717
                                                                                    ----------------    -----------------
     Total cable systems                                                                 7,459,912            8,450,479

Cash and cash equivalents                                                                  128,028              109,542
Investments                                                                                122,400              145,509
Subscriber receivables - net                                                                38,675               47,834
Prepaid expenses and other assets - net                                                     72,242              103,600
                                                                                    ----------------    -----------------
     Total                                                                          $    7,821,257      $     8,856,964
                                                                                    ================    =================

LIABILITIES AND COMMON STOCKHOLDERS'

    EQUITY:

Parent debt                                                                         $    1,832,939      $     1,869,970
Subsidiary debt                                                                            581,496            1,686,712
Accounts payable                                                                            88,800               82,655
Subscriber advance payments and deposits                                                    23,982               25,783
Accrued interest and other liabilities                                                     145,009              206,890
Deferred income taxes                                                                    1,634,690            1,622,154
                                                                                    ----------------    -----------------
     Total liabilities                                                                   4,306,916            5,494,164

Minority interests                                                                         597,486              600,561

Commitments and contingencies (Note 7)

Common stockholders' equity:

   Common stock, par value $.01 per share:

     1,000 shares authorized, issued and outstanding                                             -                    -
    Additional paid-in-capital                                                           3,372,538            3,312,351
   Related party receivables - net                                                        (442,120)            (487,304)
    Other                                                                                   (1,392)             (22,584)
    Accumulated deficit                                                                    (12,171)             (40,224)
                                                                                    ----------------    -----------------
     Total common stockholders' equity                                                   2,916,855            2,762,239
                                                                                    ----------------    -----------------
     Total                                                                          $    7,821,257      $     8,856,964
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



                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                  Old            New              Old            New
                                                                Arahova        Arahova          Arahova        Arahova
                                                            --------------- --------------  --------------- --------------
                                                                  Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                  1999            2000            1999            2000
                                                            --------------- --------------  --------------- --------------

Revenues                                                     $    168,011    $   274,847    $     332,845   $    486,541

Operating expenses:
  Direct operating and programming                                 66,660         95,874          133,483        163,146
  Selling, general and administrative                              28,954         50,002           61,176         84,727
  Depreciation and amortization                                    31,621         82,884           73,582        152,292
  Merger and integration costs                                      8,140            690            8,140          1,820
                                                            --------------- --------------    -------------   ------------
          Total                                                   135,375        229,450          276,381        401,985
                                                            --------------- --------------  --------------- --------------

Operating income                                                   32,636         45,397           56,464         84,556

Other (expense) income:
  Interest expense - net                                          (40,674)       (68,085)         (81,266)      (118,206)
  Minority interest in (income) loss of subsidiaries               (2,263)         4,769           (5,133)          (457)
  Other                                                               536              -              536              -
                                                            --------------- --------------  --------------- --------------
          Total                                                   (42,401)       (63,316)         (85,863)      (118,663)
                                                            --------------- --------------  --------------- --------------

Loss before income taxes                                           (9,765)       (17,919)         (29,399)       (34,107)
Income tax (expense) benefit                                       (5,498)         3,225           19,582          6,054
                                                            --------------- --------------  --------------- --------------

Net loss from continuing operations                               (15,263)       (14,694)          (9,817)       (28,053)
Gain on sale of discontinued operations (less
  applicable income taxes of $25,739)                               2,109              -          314,290              -
                                                            --------------- --------------  --------------- --------------

Net (loss) income                                                 (13,154)       (14,694)         304,473        (28,053)

Other comprehensive income (loss) - net of income taxes             9,957        (16,195)           7,380        (21,192)
                                                            --------------- --------------  --------------- --------------

Comprehensive (loss) income                                  $     (3,197)   $   (30,889)    $    311,853    $   (49,245)
                                                            =============== ==============  =============== ==============

Basic and diluted net loss from continuing operations
   per share                                                 $      (0.17)                   $      (0.13)

Basic and diluted gain on sale of discontinued operations
   per share                                                            -                            4.19
                                                            ---------------                 ---------------

Basic and diluted net (loss) income per share                $      (0.17)                   $       4.06
                                                            ===============                 ===============

Basic and diluted weighted average shares of common
  stock outstanding (in thousands)                                 75,423                          75,018
                                                            ===============                 ===============


                                See notes to condensed consolidated financial statements.



                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                        (Dollars in thousands)

                                                                                       Old Arahova        New Arahova
                                                                                    ----------------   ----------------
                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                           1999               2000
                                                                                    ----------------   ----------------
Cash flows from operating activities:

  Net income (loss)                                                                 $      304,403     $      (28,053)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                       73,582            152,292
        Minority interest in income of subsidiaries                                          5,133                457
        Deferred income taxes                                                                  120            (12,536)
        Gain on sale of discontinued operations                                           (340,029)                 -
        Non-cash interest expense                                                           29,253             36,181
        Changes in operating assets and liabilities, net of effects of acquisitions:
           Subscriber receivables                                                           13,640               (947)
           Prepaid expenses and other assets                                                  (693)           (23,634)
           Accounts payable and accrued liabilities                                        (18,754)           (25,860)
                                                                                    ----------------   ----------------
Net cash provided by operating activities                                                   66,655             97,900
                                                                                    ----------------   ----------------

Cash flows from investing activities:

  Acquisitions                                                                              (4,003)                 -
  Expenditures for property, plant and equipment                                           (69,978)          (106,348)
  Proceeds from sale of discontinued operations                                            360,115                  -
  Amounts advanced to related parties                                                            -         (1,106,147)
                                                                                    ----------------   ----------------
Net cash provided by (used for) investing activities                                       286,134         (1,212,495)
                                                                                    ----------------   ----------------

Cash flows from financing activities:

  Proceeds from debt                                                                             -          1,500,000
  Repayments of debt                                                                       (10,000)          (406,219)
  Costs associated with financings                                                               -            (13,791)
  Contribution of cash by parent                                                                 -             16,119
  Issuance of common stock                                                                   4,429                  -
                                                                                    ----------------   ----------------
Net cash (used for) provided by financing activities                                        (5,571)         1,096,109
                                                                                    ----------------   ----------------

Increase (decrease) in cash and cash equivalents                                           347,218            (18,486)

Cash and cash equivalents, beginning of period                                             278,938            128,028
                                                                                    ----------------   ----------------

Cash and cash equivalents, end of period                                            $      626,156     $      109,542
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



1.  Basis of Presentation, Interim Financial Statements and Merger:

    The accompanying unaudited condensed consolidated financial statements of Arahova Communications, Inc. and subsidiaries ("Arahova" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger ("the Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999 by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. The Merger Sub is sometimes referred to herein as the "Successor Corporation". The name of the Successor Corporation was changed to Arahova on October 1, 1999. As used herein, "the Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation. The entities for which condensed consolidated financial statements are presented for periods prior to October 1, 1999 are referred to herein as "Old Arahova", and the entities for which condensed consolidated financial statements are presented for periods subsequent to September 30, 1999 are referred to herein as "New Arahova". Due to the October 1, 1999 application of purchase accounting resulting from the acquisition of Old Arahova by Adelphia, the predecessor condensed consolidated financial statements of Old Arahova are not comparable to the successor condensed consolidated financial statements of New Arahova. In addition, Old Arahova previously presented classified balance sheets and statements of cash flows under the direct method. These financial statements have been reclassified to conform to New Arahova's presentation.

    In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Arahova at June 30, 2000 and the results of operations for the three and six months ended June 30, 1999 and 2000 have been included. These condensed consolidated financial statements should be read in conjunction with Arahova's consolidated financial statements included in its Transition Report on Form 10-K for the seven months ended December 31, 1999. Certain reclassifications have been made to prior period balances to conform to the current period's presentation. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2.       Significant Events Subsequent to December 31, 1999:

    On April 14, 2000, Adelphia closed on a $2,250,000 credit facility on behalf of certain subsidiaries and affiliates. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan. For more information on financing transactions, refer to Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

    In connection with the closing of the April 14, 2000 credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova. Financial results of the contributed systems are included in the consolidated results of Arahova effective from the date of contribution.


    Arahova recorded the contribution of theses cable systems and related assets and liabilities at historical cost as follows:

                           Cable systems, net                              $    1,020,498
                           Other assets                                            31,947
                           Debt                                                     3,408
                           Affiliate payables                                   1,063,781
                           Other liabilities                                       45,443
                           Net deficit                                             60,187

    On July 5, 2000, Adelphia closed its acquisition under which Prestige Communications of NC, Inc. sold its cable systems in Virginia, North Carolina and Maryland to a subsidiary of Arahova for approximately $700,000. These systems serve approximately 118,250 basic subscribers. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Arahova effective from the date acquired.

    In December 1999, Adelphia entered into definitive agreements under which Cablevision Systems Corporation will sell its cable systems in the greater Cleveland Metropolitan area to a subsidiary of Arahova for approximately $1,530,000 in cash and Adelphia securities. As of June 30, 2000, these systems served approximately 307,000 basic subscribers. The transaction is subject to customary closing conditions and regulatory approval and is expected to close by the fourth quarter of 2000.

    Arahova completed certain acquisitions during the three months ended December 31, 1999. Reference is made to Note 1 to the consolidated financial statements contained in the Transition Report on Form 10-K for the seven months ended December 31, 1999 for additional information regarding these acquisitions.

    The following unaudited financial information assumes that the acquisitions that were consummated during the three month period ended December 31, 1999 had occurred on January 1, 1999.


                                                                Three Months      Six Months
                                                                   Ended            Ended
                                                                  June 30,         June 30,
                                                                    1999             1999
                                                             ---------------- -----------------

                          Revenues                            $      202,087   $      399,099
                          Net loss                                   (22,979)         (32,547)

    The above financial information excludes the gain on the sale, net of income taxes, of discontinued operations of Centennial Cellular and the Australian operations of Old Arahova of approximately $314,000 during the six months ended June 30, 1999.

3.  Debt:


    Debt is summarized as follows:

    Parent Debt:

                                                                                December 31,       June 30,
                                                                                    1999             2000
                                                                              ---------------- ----------------
                    9 1/2% Senior Notes due 2000                              $      148,773   $      150,000
                    9 3/4% Senior Notes due 2002                                     201,172          201,431
                    Senior Discount Notes due 2003                                   318,235          335,879
                    9 1/2% Senior Notes due 2005                                     250,853          251,070
                    8 7/8% Senior Notes due 2007                                     242,542          243,283
                    8 3/4% Senior Notes due 2007                                     216,105          216,864
                    8 3/8% Senior Notes due 2017                                      94,048           94,252
                    8 3/8% Senior Notes due 2007                                      94,106           94,558
                    Senior Discount Notes due 2008                                   267,105          282,633
                                                                              ---------------- ----------------
                             Total parent debt                                $    1,832,939   $    1,869,970
                                                                              ================ ================

    Subsidiary Debt:

                                                                                December 31,       June 30,
                                                                                    1999             2000
                                                                              ---------------- ----------------
                    Notes to banks                                            $      517,000   $    1,611,000
                    9.47% Senior Secured Notes due 2002                               64,496           63,645
                    Other debt                                                             -           12,067
                                                                              ---------------- ----------------
                           Total subsidiary debt                              $      581,496   $    1,686,712
                                                                              ================ ================


4.  Net Loss Per Weighted Average Share of Common Stock:

    For the six months ended June 30, 1999, diluted net loss per common share is equal to basic net loss per common share because Old Arahova's outstanding options and other potential common shares had an anti-dilutive effect for such periods. Subsequent to the Merger, all shares of New Arahova common stock are held by Adelphia. As such, disclosure of net loss per weighted average share of common stock is not required for periods subsequent to the Merger.

5. Supplemental Financial Information:

    Cash payments for interest were $67,583 and $76,387 for the six months ended June 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $17,971 and $258,066 at December 31, 1999 and June 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $38,941 and $202,007 at December 31, 1999 and June 30, 2000, respectively. Adelphia's contribution of cable systems to Arahova on April 14, 2000, included accumulated depreciation of property, plant and equipment totaling $174,551 and accumulated amortization of intangible assets totaling $77,452. Arahova financed the acquisition of approximately $12,000 in property, plant and equipment through capital leases in the six months ended June 30, 2000.

    Interest expense - net includes interest income of $7,374 and $15,591 for the three months ended June 30, 1999 and 2000, respectively, and $14,464 and $28,388 for the six months ended June 30, 1999 and 2000, respectively. Interest income includes interest income from affiliates of $12,360 and $20,943 on related party receivables balances for the three and six months ended June 30, 2000, respectively.

6.       Income Taxes:

    Income tax benefit for the three and six months ended June 30, 2000 was substantially comprised of deferred tax. The Company sold Centennial and the Company's Australian Operations in the quarter ended March 31, 1999, resulting in a pre-tax gain of approximately $340,000. Consequently, in the six months ended June 30, 1999, the Company was able to recognize a tax benefit from the losses incurred from continuing operations prior to the sale.

7.  Commitments and Contingencies:

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

8.  Reclassifications:

    Certain prior period amounts have been reclassified to conform with current period presentation.

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

    The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rental), local and national advertising sales, digital and high speed data services and pay-per-view programming. At June 30, 1999 and 2000, the Company's cable systems served approximately 1,333,000 and 2,072,000 basic subscribers, respectively.

    In connection with the closing of the April 14, 2000 credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova. Arahova has recorded the contribution of these cable systems and related assets and liabilities at historical cost with the financial results included in the consolidated results of Arahova effective from the date of the contribution.

Results of Operations

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For further information regarding those risks and uncertainties and their potential impact on the Company, see the Adelphia prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors." The Company does not undertake to update any forward-looking statements in this report or with respect to matters described herein.

Three and Six Months Ended June 30, 1999 and 2000

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

    For purposes of the following table and discussion, depreciation and amortization and certain other line items included in the operating results of New Arahova are not necessarily comparable to the operating results of Old Arahova, due to the effect of the preliminary purchase accounting adjustments related to the merger of Century into Adelphia.

    The following table is derived from the unaudited results of operations for Arahova and sets forth the historical percentage relationship to revenues of the components of operating income for the periods indicated.


                                                            Old            New           Old           New
                                                          Arahova        Arahova       Arahova       Arahova
                                                         ---------     ----------    ----------    ----------
                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                         ------------------------    ------------------------
                                                            1999          2000          1999          2000
                                                         ---------     ----------    ----------    ----------

             Revenues                                      100.0%        100.0%        100.0%        100.0%

             Expenses:
              Direct operating and programming              39.7%         34.9%         40.1%         33.5%
              Selling, general and administrative           17.2%         18.2%         18.4%         17.4%
              Depreciation and amortization                 18.8%         30.1%         22.1%         31.3%
              Merger and integration costs                   4.9%          0.3%          2.4%          0.4%
                                                         ---------     ----------    ----------    ----------
             Operating income                               19.4%         16.5%         17.0%         17.4%
                                                         =========     ==========    ==========    ==========

    Revenues. Revenues increased approximately 63.6% and 46.2% for the three and six months ended June 30, 2000 compared with the same periods of the prior year, respectively. The increases are primarily attributable to the effects of the contribution of cable systems by Adelphia on April 14, 2000, acquisitions and basic subscriber growth.

    Direct Operating and Programming. These expenses, which are mainly basic and premium programming costs and technical expenses, increased 43.8% and 22.2% for the three and six months ended June 30, 2000 compared with the same periods of the prior year, respectively. The increases are primarily due to the effects of the contribution of cable systems by Adelphia on April 14, 2000 and incremental costs associated with increased subscribers, partially offset by lower programming rates and other technical expenses.

    Selling, General and Administrative. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 72.7% and 38.5% for the three and six months ended June 30, 2000 compared with the same periods of the prior year, respectively. The increases are due primarily to the effects of the contribution of cable systems by Adelphia on April 14, 2000, acquisitions and the roll-out of new services.

    Merger and Integration Costs. These expenses, which are comprised of compensation, legal and consulting costs, were incurred in conjunction with the merger with Adelphia, which was completed on October 1, 1999.

    Interest Expense - Net. Interest expense - net increased 67.4% and 45.5% for the three and six months ended June 30, 2000 compared with the same periods of the prior year, respectively. The increase is primarily due to the effects of the contribution of cable systems by Adelphia on April 14, 2000, incremental debt related to acquisitions, the amortization of debt discount recorded as a result of the Merger, and an increase in the average debt outstanding.

Liquidity and Capital Resources

    The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunication systems. The Company has made a substantial commitment to the technological development of its systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. The Company's internally-generated cash, along with third party financings, have enabled it to fund its working capital requirements, capital expenditures for property, plant and equipment, acquisitions, investments and debt service. The Company has funded the principal obligations on its long-term borrowings by refinancing the principal with the issuance of new loans and debt securities in the public market and through private institutions as well as internally generated cash flow and the sale of certain business segments. The debt instruments to which the Company and its subsidiaries are a party impose restrictions on the incurrence of additional indebtedness.

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

On April 14, 2000, Adelphia closed on a new $2,250,000 bank credit facility on behalf of certain subsidiaries and affiliates. This bank credit facility consists of both a reducing revolving credit portion and a term loan portion. A portion of the proceeds from the facility were used to complete the July 5, 2000 acquisition of Prestige Communications of NC, Inc. In connection with the closing of this credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova.

    At June 30, 2000, the Company's total outstanding debt aggregated $3,556,682, which included $1,869,970 of parent debt and $1,686,712 of subsidiary debt. As of June 30, 2000, the Company had approximately $1,900,000 in unused credit lines, cash and cash equivalents and receivables from certain affiliates, all of which was also available to affiliates. The Company's weighted average interest rate on subsidiary debt was approximately 8.77% at June 30, 2000.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at June 30, 2000:


                      Six months ending December 31, 2000                   $      170,000
                      Year ending December 31, 2001                                 23,500
                      Year ending December 31, 2002                                235,000
                      Year ending December 31, 2003                                470,500
                      Year ending December 31, 2004                                 14,200

    The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Arahova, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in Arahova's and its subsidiaries' indentures and credit agreements, including covenants under which the ability to incur indebtedness is, in part, a function of applicable ratios of total debt to cash flow.

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

    Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

    Capital expenditures for the six months ended June 30, 1999 and 2000 were $69,978 and $106,348, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company estimates that capital expenditures will be in the range of approximately $180,000 to $215,000 from July 1, 2000 through December 31, 2000.

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

    The 1996 Act repealed the prohibition on local telephone exchange companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company ("NJBTC") was granted permission to convert is video dialtone authorization in Dover Township, New Jersey to an OVS authorization. NJBTC terminated its OVS operation in Dover Township, New Jersey at the end of 1998. Recently, RCN Telecom Services, Inc. has been granted permission to convert its video dialtone authorization in the Philadelphia region to an OVS authorization.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
              (Dollars in thousands)

    The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into a receive-fixed interest rate swap agreement to effectively convert a portion of its fixed-rate debt to variable-rate debt to reduce the risk of incurring higher interest costs in periods of falling interest rates. The Company does not enter into any interest rate protection agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the counterparties. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of June 30, 2000.


                                               Expected Maturity

                            -------------------------------------------------------                             Fair
                               2000       2001        2002       2003       2004    Thereafter     Total        Value
                            ---------- ---------- ---------- ----------- ---------- ----------- ----------- -------------
Debt:

Fixed Rate                  $170,000   $ 20,000   $ 220,000  $ 444,000   $      -   $ 1,530,000 $ 2,384,000 $ 1,883,845
   Average Interest Rate       9.05%      9.04%       8.97%      8.97%                    8.89%           -           -

Variable Rate                      -      3,500      15,000     26,459     14,166     1,551,875   1,611,000   1,611,000
   Average Interest Rate       7.92%      7.92%       7.94%      7.95%      7.99%         7.99%           -           -

Interest Rate Swap:

Fixed to Variable Swap             -          -      35,000          -          -             -      35,000        (730)
Average Pay Rate                   -          -       6.74%          -          -             -           -           -
Average Receive Rate               -          -       7.20%          -          -             -           -           -


    Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at June 30, 2000, plus the borrowing margin in effect at June 30, 2000. The average pay rate on the fixed to variable swap is estimated by using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at June 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In November 1999, Arahova was sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSO's are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). The Company is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

         Adelphia and certain subsidiaries, including Arahova, are defendants in several putative subscriber class action suits in state courts in Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and are being defended vigorously. The outcome of these matters cannot be predicted at this time. In May 2000, Adelphia settled similar litigation in the state courts of Vermont. The settlement of this matter did not have a material adverse effect.

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

Item 2.  Changes in Securities and Use of Proceeds

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

           a)     Exhibits

   Exhibit No.                Description

   27.01 Financial Data Schedule (supplied for the information of the Commission)


           b)     Reports on Form 8-K

           A Form 8-K was filed for the event dated May 25, 2000, which reported information under item 8.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARAHOVA COMMUNICATIONS, INC.
                                                (Registrant)



Date:  August 14, 2000                   By:   /s/ Timothy J. Rigas
                                             ----------------------
                                               Timothy J. Rigas
                                               Executive Vice President
                                               (authorized officer), Chief
                                               Financial Officer, Chief
                                               Accounting Officer and Treasurer