Form 10-Q
period 2000-09-30
ARAHOVA COMMUNICATIONS INC
filed 2000-11-14
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

                For the quarterly period ended September 30, 2000

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

         Yes   X                              No ______
              ---

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communications, Inc. consisting of 1,000 shares as of November 14, 2000.


                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and
        September 30, 2000.............................................................................           3

       Condensed Consolidated Statements of Operations - Three and Nine Months Ended
        September 30, 1999 and 2000....................................................................           4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1999 and 2000....................................................................           5

       Notes to Condensed Consolidated Financial Statements............................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................          10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................          15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................          16

Item 6.  Exhibits and Reports on Form 8-K..............................................................          17

SIGNATURES.............................................................................................          18

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to construct, expand and upgrade its networks, reliance on vendors, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the Adelphia prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.


                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                 (Dollars in thousands)


                                                                                        December 31,      September 30,
                                                                                            1999               2000
                                                                                    ------------------  -----------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:
   Property, plant and equipment                                                    $        948,583    $     1,499,893
   Intangible assets                                                                       6,511,329          7,728,597
                                                                                    ------------------  -----------------
     Total cable systems                                                                   7,459,912          9,228,490

Cash and cash equivalents                                                                    128,028            106,355
Investments                                                                                  122,400            143,759
Subscriber receivables - net                                                                  38,675             48,871
Prepaid expenses and other assets - net                                                       72,242            109,601
                                                                                    ------------------  -----------------

     Total                                                                          $      7,821,257    $     9,637,076
                                                                                    ==================  =================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Parent debt                                                                         $      1,832,939    $     1,735,743
Subsidiary debt                                                                              581,496          1,483,629
Accounts payable                                                                              88,800            110,737
Subscriber advance payments and deposits                                                      23,982             12,402
Accrued interest and other liabilities                                                       145,009            240,115
Due to affiliates - net                                                                           --            639,003
Deferred income taxes                                                                      1,634,690          1,605,621
                                                                                    ------------------  -----------------
     Total liabilities                                                                     4,306,916          5,827,250

Minority interests                                                                           597,486            604,519

Commitments and contingencies (Note 7)

Common stockholders' equity
  Common stock, par value $.01 per share:
    1,000 shares authorized, issued and outstanding                                               --                 --
  Additional paid-in-capital                                                               3,372,538          3,312,351
  Related party receivables - net                                                           (442,120)                --
  Accumulated other comprehensive loss                                                        (1,392)           (37,770)
  Accumulated deficit                                                                        (12,171)           (69,274)
                                                                                    ------------------  -----------------
     Total common stockholders' equity                                                     2,916,855          3,205,307
                                                                                    ------------------  -----------------

     Total                                                                          $      7,821,257    $     9,637,076
                                                                                    ==================  =================




                      See the accompanying notes to condensed consolidated financial statements.


                                      ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                    (Dollars in thousands, except per share amounts)

                                                                 Old            New              Old            New
                                                               Arahova        Arahova          Arahova        Arahova
                                                            --------------- --------------  --------------- --------------
                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 1999            2000            1999            2000
                                                            --------------- --------------  --------------- --------------

Revenues                                                     $    173,840    $   286,715     $    506,685    $   773,256

Operating expenses:
  Direct operating and programming                                 70,055         95,828          203,538        258,974
  Selling, general and administrative                              35,889         53,465           97,065        138,192
  Depreciation and amortization                                    46,119         87,245          119,701        239,537
  Stock compensation                                               26,232             --           26,232             --
  Merger and integration costs                                    173,935             --          182,075          1,820
                                                            --------------- --------------  --------------- --------------
          Total                                                   352,230        236,538          628,611        638,523
                                                            --------------- --------------  --------------- --------------

Operating (loss) income                                          (178,390)        50,177         (121,926)       134,733

Other (expense) income:
  Interest expense - net                                          (40,463)       (78,234)        (121,730)      (196,440)
  Minority interest in income of subsidiaries                      (4,630)        (3,958)          (9,764)        (4,415)
  Other                                                               368             --              828             --
                                                            --------------- --------------  --------------- --------------
          Total                                                   (44,725)       (82,192)        (130,666)      (200,855)
                                                            --------------- --------------  --------------- --------------

Loss before income taxes                                         (223,115)       (32,015)        (252,592)       (66,122)
Income tax (expense) benefit                                       (4,869)         2,965           14,712          9,019
                                                            --------------- --------------  --------------- --------------

Net loss from continuing operations                              (227,984)       (29,050)        (237,880)       (57,103)
Gain on sale of discontinued operations (less
  applicable income taxes of $25,739)                                  --             --          314,295             --
                                                            --------------- --------------  --------------- --------------

Net (loss) income                                                (227,984)       (29,050)          76,415        (57,103)

Other comprehensive income (loss) - net of income taxes            10,247        (15,186)          17,627        (36,378)
                                                            --------------- --------------  --------------- --------------

Comprehensive (loss) income                                  $   (217,737)   $   (44,236)    $     94,042    $   (93,481)
                                                            =============== ==============  =============== ==============

Basic and diluted net loss from continuing operations
   per share                                                 $      (3.01)                   $      (3.16)

Basic and diluted gain on sale of discontinued operations
   per share                                                           --                            4.17
                                                            ---------------                 ---------------

Basic and diluted net (loss) income per share                $      (3.01)                   $       1.01
                                                            ===============                 ===============

Basic and diluted weighted average shares of common
  stock outstanding (in thousands)                                 75,832                          75,289
                                                            ===============                 ===============




                       See the accompanying notes to condensed consolidated financial statements.


                                    ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                      Old Arahova        New Arahova
                                                                                    ----------------   ----------------
                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                          1999               2000
                                                                                    ----------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                                                 $       76,415     $      (57,103)
    Adjustments to reconcile net income (loss) to net cash (used for)
      provided by operating activities:
        Depreciation and amortization                                                      119,701            239,537
        Minority interest in income of subsidiaries                                          9,764              4,415
        Deferred income taxes                                                                  322            (20,869)
        Gain on sale of discontinued operations                                           (340,034)                --
        Non-cash interest expense                                                           48,900             51,534
        Amortization of restricted stock                                                     6,504                 --
        Write-off of employee receivables                                                    1,437                 --
        Acceleration of stock options                                                       11,669                 --
        Stock compensation                                                                  26,232                 --
        Changes in operating assets and liabilities, net of effects of acquisitions:
           Subscriber receivables                                                           15,880               (457)
           Prepaid expenses and other assets                                                (9,165)           (51,077)
           Accounts payable and accrued liabilities                                        (15,113)             1,572


                                                                                    ----------------   ----------------
Net cash (used for) provided by operating activities                                       (47,488)           167,552
                                                                                    ----------------   ----------------

Cash flows from investing activities:
  Acquisitions                                                                             (18,306)          (698,223)
  Expenditures for property, plant and equipment                                          (110,945)          (250,754)
  Proceeds from sale of discontinued operations                                            360,115                 --
  Amounts advanced from related parties                                                         --             20,160
                                                                                    ----------------   ----------------
Net cash provided by (used for) investing activities                                       230,864           (928,817)
                                                                                    ----------------   ----------------

Cash flows from financing activities:
  Proceeds from debt                                                                       880,000          2,434,999
  Repayments of debt                                                                       (11,000)        (1,693,881)
  Costs associated with financings                                                              --            (17,645)
  Contribution of cash by parent                                                                --             16,119
  Issuance of common stock                                                                   9,897                 --
  Payments to acquire treasury stock                                                        (7,891)                --
                                                                                    ----------------   ----------------
Net cash provided by financing activities                                                  871,006            739,592
                                                                                    ----------------   ----------------

Increase (decrease) in cash and cash equivalents                                         1,054,382            (21,673)

Cash and cash equivalents, beginning of period                                             278,938            128,028
                                                                                    ----------------   ----------------

Cash and cash equivalents, end of period                                            $    1,333,320     $      106,355
                                                                                    ================   ================




                     See the accompanying notes to condensed consolidated financial statements.

                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, except per share amounts)


1.  Company and Basis of Presentation

    On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger ("the Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999 by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. The Merger Sub is sometimes referred to herein as the "Successor Corporation". The name of the Successor Corporation was changed to Arahova Communications, Inc. and subsidiaries ("Arahova" or the "Company") on October 1, 1999. As used herein, "the Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation. The entities for which condensed consolidated financial statements are presented for periods prior to October 1, 1999 are referred to herein as "Old Arahova", and the entities for which condensed consolidated financial statements are presented for periods subsequent to September 30, 1999 are referred to herein as "New Arahova". Due to the October 1, 1999 application of purchase accounting resulting from the acquisition of Old Arahova by Adelphia, the predecessor condensed consolidated financial statements of Old Arahova are not comparable to the successor condensed consolidated financial statements of New Arahova. In addition, Old Arahova previously presented classified balance sheets and statements of cash flows under the direct method. These financial statements have been reclassified to conform to New Arahova's presentation.

    The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rental), local and national advertising sales, digital and high speed data services and pay-per-view programming.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Transition Report on Form 10-K of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Transition Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

    Certain reclassifications have been made to prior period balances to conform to the current period's presentation.

2.  Significant Events Subsequent to December 31, 1999

    On April 14, 2000, Adelphia closed on a $2,250,000 credit facility through certain subsidiaries and affiliates. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan.

    In connection with the closing of the April 14, 2000 credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova. Financial results of the contributed systems are included in the consolidated results of Arahova from the date of contribution.

    Arahova recorded the contribution of these cable systems and related assets and liabilities at historical cost as follows:

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


    In July 2000, Adelphia closed its acquisition under which Prestige Communications of NC, Inc. sold its cable systems in Virginia, North Carolina and Maryland to a subsidiary of Arahova for approximately $700,000. These systems serve approximately 118,250 basic subscribers. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of Arahova effective from the date acquired.

    On September 28, 2000, Adelphia closed on an incremental $500,000 9 1/4 year term loan through certain subsidiaries and affiliates of Adelphia and Arahova. The new term loan will form an additional tranche of the facility that closed on April 14, 2000, bringing the total amount of that facility to $2,750,000. For more information on financing transactions, refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

    In November 2000, Adelphia and Arahova acquired cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. These systems served approximately 310,000 subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 10,800,000 shares of its Class A common stock and Arahova paid cash of approximately $990,000. Simultaneous with the acquisition, Adelphia contributed the systems purchased with its common stock to Arahova. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Arahova effective from the date acquired.

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

                                          Three Months     Nine Months
                                              Ended            Ended
                                          September 30,    September 30,
                                              1999             1999
                                       ----------------------------------
    Revenues                           $       209,725  $       608,823
    Net loss                                  (234,683)        (267,196)


    The above financial information excludes the gain on the sale, net of income taxes, of discontinued operations of Centennial Cellular and the Australian operations of Old Arahova of approximately $314,000 during the nine months ended September 30, 1999.

3.  Debt

    Debt is summarized as follows:

         Parent Debt:

                                                                                December 31,     September 30,
                                                                                    1999             2000
                                                                             ----------------- -----------------
                    9 1/2% Senior Notes due 2000                             $       148,773   $            --
                    9 3/4% Senior Notes due 2002                                     201,172           201,218
                    Senior Discount Notes due 2003                                   318,235           345,334
                    9 1/2% Senior Notes due 2005                                     250,853           251,010
                    8 7/8% Senior Notes due 2007                                     242,542           243,544
                    8 3/4% Senior Notes due 2007                                     216,105           217,152
                    8 3/8% Senior Notes due 2017                                      94,048            94,336
                    8 3/8% Senior Notes due 2007                                      94,106            94,744
                    Senior Discount Notes due 2008                                   267,105           288,405
                                                                             ----------------- -----------------
                             Total parent debt                               $     1,832,939   $     1,735,743
                                                                             ================= =================

         Subsidiary Debt:
                                                                                December 31,     September 30,
                                                                                    1999              2000
                                                                             ----------------- -----------------
                    Notes to banks                                           $       517,000   $     1,409,000
                    9.47% Senior Secured Notes due 2002                               64,496            63,225
                    Other debt                                                            --            11,404
                                                                             ----------------- -----------------
                             Total subsidiary debt                           $       581,496   $     1,483,629
                                                                             ================= =================

4.  Net Loss Per Weighted Average Share of Common Stock

    For the nine months ended September 30, 1999, diluted net loss per common share is equal to basic net loss per common share because Old Arahova's outstanding options and other potential common shares had an anti-dilutive effect for such periods. Subsequent to the Merger, all shares of New Arahova common stock are held by Adelphia. As such, disclosure of net loss per weighted average share of common stock is not required for periods subsequent to the Merger.

5. Supplemental Financial Information

    Cash payments for interest were $104,453 and $172,646 for the nine months ended September 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $17,971 and $288,933 at December 31, 1999 and September 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $38,941 and $255,485 at December 31, 1999 and September 30, 2000, respectively. Adelphia's contribution of cable systems to Arahova included accumulated depreciation of property, plant and equipment totaling $174,551 and accumulated amortization of intangible assets totaling $77,452.

    Interest expense - net includes interest income of $12,251 and $7,833 for the three months ended September 30, 1999 and 2000, respectively, and $26,716 and $36,221 for the nine months ended September 30, 1999 and 2000, respectively. Interest income includes interest income from affiliates of $5,025 and $25,968 on related party receivables balances for the three and nine months ended September 30, 2000, respectively.

6.  Income Taxes

    Income tax benefit for the three and nine months ended September 30, 2000 was primarily comprised of deferred tax. The Company sold Centennial Cellular Corp. and its Australian operations in the quarter ended March 31, 1999, resulting in a pre-tax gain of approximately $340,000. Consequently, in the nine months ended September 30, 1999, the Company was able to recognize a tax benefit from the losses incurred from continuing operations prior to the sale.

7.  Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

8.  Recent Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations. In conjunction with preparing for the implementation of this standard, the Company has determined that our derivative instruments are primarily in the form of interest rate protection instruments such as interest rate swaps, caps and collars and common stock purchase warrants. The Company does not expect adoption of this statement to have a significant effect on its consolidated results of operations or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

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

    The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rental), local and national advertising sales, digital and high speed data services and pay-per-view programming. As of September 30, 2000, the Company owned systems with broadband networks that served approximately 2,192,000 basic subscribers.

    In connection with the closing of the April 14, 2000 credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova. Arahova has recorded the contribution of these cable systems and related assets and liabilities at historical cost with the financial results included in the consolidated results of Arahova from the date of contribution.

Results of Operations

Three and Nine Months Ended September 30, 1999 and 2000

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

    For purposes of the following table and discussion, depreciation and amortization and certain other line items included in the operating results of New Arahova are not necessarily comparable to the operating results of Old Arahova, due to the effect of the preliminary purchase accounting adjustments related to the Merger.

    The following table is derived from the unaudited results of operations for Arahova and sets forth the historical percentage relationship to revenues of the components of operating income for the periods indicated.

                                                           Old            New           Old           New
                                                         Arahova        Arahova       Arahova       Arahova
                                                        ----------     ----------    ----------    ----------
                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                        -------------------------    ------------------------
                                                           1999           2000          1999          2000
                                                        ----------     ----------    ----------    ----------

             Revenues                                     100.0%         100.0%        100.0%        100.0%

             Expenses:
              Direct operating and programming             40.3%          33.4%         40.2%         33.5%
              Selling, general and administrative          20.6%          18.6%         19.2%         17.9%
              Depreciation and amortization                26.5%          30.5%         23.6%         31.0%
              Stock compensation                           15.1%            --           5.2%           --
              Merger and integration costs                100.1%            --          35.9%          0.2%
                                                        ----------     ----------    ----------    ----------

             Operating (loss) income                     (102.6)%         17.5%        (24.1)%        17.4%
                                                        ==========     ==========    ==========    ==========

Revenues

    Revenues increased approximately 64.9% and 52.6% for the three and nine months ended September 30, 2000 compared with the same periods of the prior year, respectively. The increases are primarily attributable to the effects of the contribution of cable systems by Adelphia, acquisitions and the roll-out of new services.

Direct Operating and Programming

    These expenses, which are mainly basic and premium programming costs and technical expenses, increased 36.8% and 27.2% for the three and nine months ended September 30, 2000 compared with the same periods of the prior year, respectively. The increases are primarily due to the effects of the contribution of cable systems by Adelphia, acquisitions and incremental costs associated with increased subscribers, partially offset by lower programming rates and other technical expenses.

Selling, General and Administrative

    These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 49.0% and 42.4% for the three and nine months ended September 30, 2000 compared with the same periods of the prior year, respectively. The increases are due primarily to the effects of the contribution of cable systems by Adelphia, acquisitions and the roll-out of new services.

Stock Compensation

    In September 1999, certain employees of Old Arahova exercised options in a manner that caused Old Arahova to recognize compensation expense for all options outstanding under the option plans, which resulted in stock compensation expense of $26,232.

Merger and Integration Costs

    These expenses, which are comprised of compensation, legal and consulting costs, were incurred in conjunction with the merger with Adelphia, which was completed on October 1, 1999.

Interest Expense - Net

    Interest expense - net increased 93.3% and 61.4% for the three and nine months ended September 30, 2000 compared with the same periods of the prior year, respectively. The increase is primarily due to the effects of the contribution of cable systems by Adelphia, incremental debt related to acquisitions, the amortization of debt discount recorded as a result of the Merger and an increase in the average debt outstanding.

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

Acquisitions

    In July 2000, Adelphia closed its acquisition under which Prestige Communications of NC, Inc. sold its cable systems in Virginia, North Carolina and Maryland to a subsidiary of Arahova for approximately $700,000. These systems serve approximately 118,250 basic subscribers. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of Arahova effective from the date acquired.

    In November 2000, Adelphia and Arahova acquired cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. These systems served approximately 310,000 subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 10,800,000 shares of its Class A common stock and Arahova paid cash of approximately $990,000. Simultaneous with the acquisition, Adelphia contributed the systems purchased with its common stock to Arahova. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Arahova effective from the date acquired.

Financing Activities

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

    On April 14, 2000, Adelphia closed on a $2,250,000 credit facility through certain subsidiaries and affiliates of Adelphia and Arahova. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan. In connection with the closing of this credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova.

    On September 28, 2000, Adelphia closed on a $500,000 9 1/4 year term loan through certain subsidiaries and affiliates of Adelphia and Arahova. The new term loan will form an additional tranche of the credit facility that closed on April 14, 2000. This brings the total amount of that credit facility to $2,750,000.

    At September 30, 2000, the Company's total outstanding debt aggregated $3,219,372, which included $1,735,743 of parent debt and $1,483,629 of subsidiary debt. As of September 30, 2000, the Company had approximately $1,406,000 in unused credit lines, cash and cash equivalents and receivables from certain affiliates, all of which was also available to affiliates and part of which is subject to achieving certain levels of operating performance. The Company's weighted average interest rate on subsidiary debt was approximately 8.92% at September 30, 2000.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 2000:

      Three months ending December 31, 2000                 $       20,000
      Year ending December 31, 2001                                 23,500
      Year ending December 31, 2002                                235,000
      Year ending December 31, 2003                                522,672
      Year ending December 31, 2004                                158,450


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

    Capital expenditures for the nine months ended September 30, 1999 and 2000 were $110,945 and $250,754 respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the year ending December 31, 2000 will be in a range of approximately $360,000 to $400,000.

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

    The 1996 Act repealed the prohibition on local telephone exchange companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company ("NJBTC") was granted permission to convert its video dialtone authorization in Dover Township, New Jersey to an OVS authorization. NJBTC terminated its OVS operation in Dover Township, New Jersey at the end of 1998. Recently, RCN Telecom Services, Inc. has been granted permission to convert its video dialtone authorization in the Philadelphia region to an OVS authorization.

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

The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 2000.

                                               Expected Maturity
                            --------------------------------------------------------                              Fair
                               2000       2001       2002       2003        2004     Thereafter      Total        Value
                            ---------- ---------- ---------- ----------- ---------- ------------- ------------ ------------

Debt:

Fixed Rate                  $ 20,000   $ 20,000   $ 220,000  $ 444,000   $     --   $  1,530,000  $ 2,234,000  $ 1,715,550
   Average Interest Rate       9.04%      9.04%       8.97%      8.97%         --          8.89%           --           --

Variable Rate                     --      3,500      15,000     78,672    158,450      1,153,378    1,409,000    1,409,000
   Average Interest Rate          --      7.03%       7.09%      7.25%      7.32%          7.40%           --           --

Interest Rate Swaps:

Fixed to Variable Swap      $     --   $     --   $  35,000  $      --   $     --   $         --  $    35,000  $      (675)
Average Pay Rate                  --         --       6.76%         --         --             --           --           --
Average Receive Rate              --         --       6.70%         --         --             --           --           --

    Interest rates on variable debt are estimated by using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at September 30, 2000, plus the borrowing margin in effect at September 30, 2000. The average pay rate on the fixed to variable swap is estimated by using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at September 30, 2000.

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

         On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova,

Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Arahova and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. We expect that appeal to be considered by the appellate court in December 2000 or January 2001. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the Company.

    There is no other material pending legal proceeding, other than routine litigation incidental to the business, to which the Company is a party or any of its property is subject.

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

                                ARAHOVA COMMUNICATIONS, INC.
                                (Registrant)



Date:  November 14, 2000        By:   /s/ Timothy J. Rigas
                                   ---------------------------------
                                         Timothy J. Rigas
                                Executive Vice President (authorized
                                officer), Chief Financial Officer, Chief
                                Accounting Officer and Treasurer