Form 10-K
period 2000-12-31
ARAHOVA COMMUNICATIONS INC
filed 2001-04-02
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2000

___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

           For the transition period from ________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No  ____
      -------

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communications, Inc., consisting of 1,000 shares as of March 30, 2001.

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

                                                      ARAHOVA COMMUNICATIONS, INC.

                                                            TABLE OF CONTENTS


SAFE HARBOR STATEMENT

PART I
    ITEM 1.     BUSINESS                                                                                           3

    ITEM 2.     PROPERTIES                                                                                         17

    ITEM 3.     LEGAL PROCEEDINGS                                                                                  18

    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                18

PART II

    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                                                                19

    ITEM 6.     SELECTED FINANCIAL DATA                                                                            19

    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                                              21

    ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         27

    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                        29

    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE                                                                               52

PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                 52

    ITEM 11.    EXECUTIVE COMPENSATION                                                                             52

    ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                     52

    ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                     52

PART IV

    ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                    52

SAFE HARBOR STATEMENT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Arahova Communications, Inc. ("Arahova" or the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Adelphia's Registration Statement No. 333-78027, under the caption "Risk Factors."

PART I
ITEM 1.  BUSINESS
(Dollars in thousands, except subscriber rates and per share amounts)

Introduction

        On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger (the "Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 5, 1999, as amended on July 12, 1999 and July 29, 1999, by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia, which files reports with the Securities and Exchange Commission. Merger Sub is sometimes referred to herein as the "Successor Corporation." The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein, the "Company" refers to the predecessor corporation, as well as Arahova, as the successor to the predecessor corporation.

        Cable systems owned by the Company (the "Company Systems") are located in the United States and Puerto Rico and are organized into six core clusters:
Los Angeles, PONY (Western Pennsylvania, Ohio and Western New York), New England, Florida, Virginia and Colorado Springs. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets. As of December 31, 2000, the broadband networks for the Company Systems passed in front of approximately 4,312,271 homes and served approximately 2,509,634 basic subscribers.

        In addition to traditional analog cable television, the Company offers or intends to offer a wide range of telecommunication services including digital cable television, high-speed data and internet access, paging and telephony. Adelphia is a leader in the telecommunications industry with cable television and local telephone operations. As of December 31, 2000, Adelphia owned and managed cable television systems, including the Company's systems, with broadband networks that passed in front of approximately 9,020,540 homes and served approximately 5,741,368 basic subscribers.



        Selected financial and other data and consolidated financial statements presented for periods prior to October 1, 1999 are referred to herein as "Old

Arahova". Selected financial and other data and consolidated financial statements presented for periods subsequent to October 1, 1999 are referred to herein as "New Arahova". As a result of the application of purchase accounting resulting from Adelphia's October 1, 1999 acquisition of Arahova, the assets and liabilities of New Arahova have been recorded at their fair values on October 1, 1999.

        On May 25, 2000, the Board of Directors of the Company changed Arahova's fiscal year from May 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the seven months ended December 31, 1999.

Products and Services

    Video Services

        Arahova's cable systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay and satellite earth stations. Signals are then modulated, amplified and distributed primarily through a network of fiber optic and coaxial cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

        Systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.

        In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. Systems also offer pay-per-view programming, which allows the subscriber to order special events or movies on a per event basis. Local, regional and national advertising time is also sold in the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels. Arahova also sells advertising to various entities for local and national advertising on certain channels carried by Arahova, as well as mailings and other media.

        Digital video services are available to Arahova subscribers who lease a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," Arahova can transmit up to 12 channels in the space currently used to transmit just one analog channel. Arahova Digital Cable TV subscribers may also receive "multichannel" premium services, such as four genres of HBO programming from east and west coast satellite feeds, enhanced pay-per-view options with up to 35 movie channels, digital music, an interactive on-screen program guide to help them navigate the new digital choices, video on demand and interactive programming and e-commerce.

    High-Speed Data Services and Internet Access

        Power Link, Adelphia's high-speed data service provided through cable modems, which includes residential, institutional, and business service offerings, constitutes an alternative to the traditional and offered by the company slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line. Additionally, Arahova also offers high speed data services through @Home in certain systems.

        The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High speed cable data services are now available at speeds far in excess of that which is currently available via a 28.8 or 56 kilobit per second telephone modem. In addition, using a high speed cable modem and special ethernet card allows the user to bypass telephone lines, which allows the customer to be connected to the internet at all times.

        The Company also offers high speed internet access through the use of one way cable modems, which provide the high speeds of broadband on the data downstream and utilize a telephone line return path. One way cable modems enable the Company to offer the high speed data service to the bulk of its customers, while completing the system buildout of two way broadband plant. When the plant is two way active, these modems can be upgraded across the network to no longer use the telephone line.

        The Company also offers traditional dial up internet access for those customers who initially prefer this method of internet access to the higher speeds of our broadband network. This establishes the Company as a full service internet provider and creates a customer base which can be upgraded to the high speed service in the future.

    Other Services

        Arahova offers wireless messaging services through Adelphia's wholly owned subsidiary, PageTime, Inc. ("PageTime"). PageTime provides one-way messaging services to the Company's Systems via resale arrangements with existing paging network operators.

        Arahova also offers long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low usage fee available 24 hours a day, 7 days a week with no monthly fee.

    Operating Strategy

        The Company's cable television operations strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to continue to build on its expertise as a cable television service provider, and further its presence as a provider of bundled communications services. The Company's broadband network allows it to combine its cable television service with high speed data and internet access, paging and telephony services.

        By acquiring and developing systems in geographic proximity, the Company has been able to realize significant operating efficiencies through the consolidation of many managerial, administrative and technical functions. The Systems have consolidated virtually all of their administrative operations, including customer service, service call dispatching, marketing, human resources, advertising sales and government relations into regional offices. Each regional office has a related technical center which contains the facilities necessary for the Systems' technical functions, including construction, installation and system maintenance and monitoring. Consolidating customer service functions into regional offices allows the Company to provide customer service through better training and staffing of customer service representatives, and by providing more advanced telecommunications and computer equipment and software to its customer service representatives than would otherwise be economically feasible in smaller systems. To this end, Arahova has completed several cable system acquisitions and swaps in order to further cluster systems in close geographic proximity.

        The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability. These improvements will enable the Company to continue its introduction of additional services, such as digital video, high speed data and internet service, impulse-ordered pay-per-view programming and interactive programming, which expand customer choices and are expected to increase Company revenues. Management believes that the Company is among the leaders of the cable industry in the deployment of fiber optic cable with one of the most advanced broadband network infrastructures.

Recent Development of the Systems

        The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its systems' market areas are a key factor in positioning itself for future growth in basic subscribers.

        On April 14, 2000, Adelphia closed on a $2,250,000 credit facility through certain subsidiaries and affiliates, including subsidiaries of Arahova. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan. In connection with the closing of this credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova.

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

        On January 1, 2001, Adelphia closed on its previously announced agreement to swap certain cable systems of Adelphia and its wholly owned subsidiaries with Comcast Corporation ("Comcast") in a geographic rationalization of the companies' respective markets. As part of this transaction, Arahova added approximately 168,000 subscribers in the Los Angeles, CA and West Palm/Fort Pierce, FL areas. In exchange, Comcast received Arahova systems serving approximately 178,000 subscribers in New Jersey, New Mexico and Indiana.

        The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

Financial Information

        The financial data regarding the Company's revenues, results of operations and identifiable assets as of and for the three years in the period ended May 31, 1999, the four months ended September 30, 1999, the twelve months ended December 31, 1999, the three months ended December 31, 1999, and the year ended December 31, 2000 are set forth in, and incorporated herein by reference to, Item 6 of this Annual Report on Form 10-K.

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

        Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offers services at monthly prices ranging as follows:


                        Service                           Rate Range

                Basic Cable Television               $   7.00 - 19.00
                Cable Value Cable Television         $  11.00 - 28.00
                Premium Cable Television             $   9.00 - 14.00
                Digital Cable Television             $  10.00
                High Speed Internet Access           $  35.00 - 50.00
                Dial-up Internet Access              $  16.00
                Paging                               $   7.00 - 35.00
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


        Franchises

        The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially, all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 2000, the Company held 766 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise. Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority.

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

        The Company believes that all of its material franchises are in good standing. From time to time, the Company notifies the franchising authorities of the Company's intent to seek renewal of the franchise in accordance with the procedures set forth in the 1984 Cable Act. The 1984 Cable Act process requires that the governmental authority consider the franchise holder's renewal proposal on its own merits in light of the franchise holder's past performance and the community's needs and interests, without regard to the presence of competing applications. See `'Legislation and Regulation." The 1992 Cable Act alters the administrative process by which operators utilize their 1984 Cable Act franchise renewal rights. Such changes could make it easier in some instances for a franchising authority to deny renewal of a franchise.

    Competition

        Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition has increased. The Company believes that the increase in competition within its communities will continue to occur over the next several years.

        At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals, which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including multimedia computers, videocassette recorders, digital video disc players and compact disc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming and other services than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

        The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.

        Individuals presently have the option to purchase either C-band earth stations or high-powered direct broadcast satellites ("DBS") utilizing video compression technology. Earth Station technology requires expensive equipment and room to spin to see more than one satellite, as well as limits on capacity. DBS technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology is being used by cable operators to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to offer local broadcast channels. DBS companies have since added a number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service.

        Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's Systems. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies ("RBOC") acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

        Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. The U.S. Copyright Office has concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

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

        The FCC has recently auctioned a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, LMDS, which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC auctioned this spectrum to the public during 1998, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time, uncertain. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining and delivering attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

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

Employees

        On March 1, 2001, there were approximately 5,221 full-time employees of the Company, of which 591 employees were covered by collective bargaining agreements at 14 locations. The Company considers its relationships with its employees to be good.

Legislation and Regulation

        The cable television industry is regulated by the FCC, the principal federal regulatory agency with jurisdiction over cable television, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

    Federal Regulation

        The FCC has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

    Rate Regulation

        The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

        For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for Installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, after first receiving two rate complaints from local customers, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Act also relaxed existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

        The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system rebuilds or upgrades.

        Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

    Carriage of Broadcast Television Signals

        The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's designated market area, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (a) a 50 mile radius from the station's city of license; or (b) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC recently completed a rulemaking proceeding dealing with the carriage of television signals in high definition and digital formats. The FCC decided that local television broadcast stations transmitting solely in a digital format are presently entitled to carriage. However, stations transmitting in both digital and analog formats, which is permitted during the current transition period, have no carriage rights for the digital format until they cease transmitting an analog signal.

    Franchise Fees and Other Franchise Requirements

        Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

    Renewal of Franchises

        The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as rebuilding facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is stopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

    Channel Set-Asides

        The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

    Ownership

        The 1996 Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Act and FCC rules adopted to implement the 1996 Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through "open video systems," a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators, including local exchange carriers, can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

        The 1996 Act generally prohibits local exchange carriers from purchasing any ownership interest in a cable television system exceeding 10% located within the local exchange carriers telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

        The 1996 Act makes several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Act repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

        The 1996 Act amends the definition of a "cable system" under the Communications Act so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

        Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems which a single cable television operator can own. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multi-channel video programming distributors nationwide. Attributable interests for these purposes include voting interests of 5% or more, non-voting interests of 33% or more of the total assets (debt plus equity), officerships, directorships and general partnership interests.

        The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for the District of Columbia Circuit recently overturned the 30% multiple ownership and 40% programming interest rules on the ground that they are an unsupported intrusion on cable operators' First Amendment rights. The rulemaking decision was remanded to the FCC for further proceedings. The constitutionality of the underlying statute had previously been sustained by the same court. The FCC has yet to announce what action it will take on either of these limitations.

        The 1996 Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

    Access to Programming

        The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Certain of these restrictions are scheduled to sunset in October 2002 unless the FCC decides that they should be continued.

    Privacy

        The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

    Franchise Transfers

        The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

    Technical Requirements

        The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

        The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

        Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install emergency alert system equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

    Inside Wiring; Customer Access

        In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also recently issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This new order may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

    Pole Attachments

        The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Several states in which we operate have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula begin in 2001, and will be phased in by equal increments over the five ensuing years. The FCC recently ruled that the provision of internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies to a cable operator which offers internet service and, therefore, public utilities are free to charge what they please. The U.S. Supreme Court has agreed to review this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

    Other FCC Matters

        FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

        The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television ("ITV"). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

    Copyright

        Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

        Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

        Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

        Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

    State and Local Regulation

        Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.

        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

        The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or us can be predicted at this time.

    Internet Access Service

        The Company offers a service which enables consumers to access the internet at high speeds via high capacity broadband transmission facilities and cable modems. The Company competes with many other providers of internet access services which are known as internet service providers. Internet service providers include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several internet service providers asked the FCC as well as local authorities to require cable companies offering internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other internet service providers. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment. Also, the FCC denied requests by certain internet service providers that it condition its approval of the merger of AT&T and TCI, now known as AT&T Broadband, LLC, on a requirement that those companies allow access by internet service providers to their broadband facilities. Several local jurisdictions also are reviewing this issue. Last year, the U.S. Court of Appeals for the Ninth Circuit overturned a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide internet service, must provide open access to its system for other ISPs on the ground that internet access is not a cable service and thus is not subject to local franchising authority regulation. U.S. District Courts in Virginia and Florida have also held that a local franchising authority cannot impose an open access requirement. An appeal from the Virginia ruling is pending before the Fourth Circuit.

        There are currently few laws or regulations which specifically regulate communications or commerce over the internet. Section 230 of the Communications Act, added to that act by the 1996 Act, declares it to be the policy of the United States to promote the continued development of the internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Act generally referred to as the Communications Decency Act were found to be unconstitutional by the United States Supreme Court in 1997.

    Local Telecommunications Services

        The 1996 Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.

        The Company may in the future allow its cable infrastructure to be used for the provision of local telecommunications services to residential and business consumers. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, we would be subject to the requirements imposed upon local exchange carriers by the 1996 Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. Our ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Act. In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECS") to open their local networks to competition. However, in July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court decided to review this decision (consolidated with four other lower court challenges to the FCC's interconnection rules) in its next session, which commences in October 2001. How these questions are resolved will impact our ability to provide local telecommunications service in competition with incumbent local exchange telephone companies.

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

        The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation-FCC Regulation."

        The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas, and owns most of its service vehicles.

        Substantially all of the assets of Arahova's subsidiaries are subject to encumbrances as collateral in connection with the Company's credit arrangements, either directly with a security interest or indirectly through a pledge of the stock in the respective subsidiaries. See Note 3 to the Arahova consolidated financial statements. The Company believes that its properties, both owned and leased, are in good operating condition and are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

        On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Adelphia and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. On January 23, 2001, the Appellate Division affirmed the decision of Justice Gammerman. On February 26, 2001, the defendants filed with the Appellate Division a Motion for Leave to Appeal to the Court of Appeals and supporting Affirmation. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the financial statements of the Company.

        Arahova has been sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSO's are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). Arahova is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

        Adelphia and certain subsidiaries, including Arahova, are defendants in several putative subscriber class action suits in state courts in Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and are being defended vigorously. The outcome of these matters cannot be predicted at this time. In May 2000, Adelphia settled similar litigation in the state courts of Vermont. The settlement of this matter did not have a material adverse effect on the financial statements of Adelphia.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

        As described in Part I, the acquisition of the Company by Adelphia occurred on October 1, 1999. Accordingly, the following tables present selected consolidated financial data derived from the Company's consolidated financial statements as of and for the three months ended December 31, 1999 and the year ended December 31, 2000 (referred to herein as "New Arahova"). Also included are selected consolidated financial data derived from the Company's consolidated financial statements as of and for the years ended May 31, 1997, 1998, and 1999, and the four months ended September 30, 1999 (all referred to herein as "Old Arahova"). All of the selected consolidated financial data has been derived from the Company's audited financial statements, except for the unaudited twelve months ended December 31, 1999.

        The selected consolidated financial data for the twelve months ended December 31, 1999 have been derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such period. This data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                          Old Arahova                                            New Arahova
                                        -----------------------------------------------                  --------------------------
                                                                          Four Months    Twelve Months   Three Months
                                                                             Ended           Ended         Ended       Year Ended
                                               Year Ended May 31,         September 30,   December 31,   December 31,  December 31,
                                        ---------------------------------
Statement of Operations Data:               1997       1998       1999        1999            1999*          1999          2000
                                        ----------- ---------- ---------- -------------  --------------  ------------ -------------
                                                                                          (unaudited)
Revenues                                $  570,357  $ 608,341  $ 651,142  $    231,230   $     701,020   $   194,335  $  1,103,830
Direct operating and programming
  expense                                  223,380    226,862    254,977        92,455         264,475        60,937       374,816
Selling, general and administrative
  expense                                  103,467    131,169    124,652        47,610         130,438        33,373       197,214
Depreciation and amortization
  expense                                  159,547    154,029    158,153        59,665         177,871        58,170       333,994
Stock compensation                               -          -          -        26,232          26,232             -             -
Merger and integration costs                     -          -      7,922       174,153         186,242         4,167             -
                                        ----------- ---------- ---------- -------------  --------------  ------------ -------------
Operating income (loss)                     83,963     96,281    105,438      (168,885)        (84,238)       37,688       197,806
Interest expense - net                    (153,850)  (164,421)  (171,125)      (53,929)       (164,785)      (43,055)     (290,438)
Minority interests in income of
  subsidiaries                              (7,170)   (11,899)   (11,597)       (4,911)        (19,933)      (10,169)       (1,560)
Other-than-temporary impairment of
  marketable equity securities                   -          -          -             -               -             -       (94,179)
Other                                         (171)     1,533      5,725           337             828             -        (1,362)
                                        ----------- ---------- ---------- -------------  --------------  ------------ -------------
Loss before income taxes,
  discontinued operations and
  extraordinary item                       (77,228)   (78,506)   (71,559)     (227,388)       (268,128)      (15,536)     (189,733)
Income tax benefit (expense)                23,363        624     13,453        (5,837)         18,077         3,365        44,854
                                        ----------- ---------- ---------- -------------  --------------  ------------ -------------
Loss before discontinued operations
  and extraordinary item                   (53,865)   (77,882)   (58,106)     (233,225)       (250,051)      (12,171)     (144,879)
Loss from discontinued operations          (80,428)   (43,089)         -             -               -             -             -
Gain on sale of discontinued operations
  (less income taxes of $25,739)                 -          -    314,290             -         314,290             -             -
Extraordinary loss on early retirement
  of debt, net of income tax benefit
  of $5,379                                 (7,582)         -          -             -               -             -             -
                                        ----------- ---------- ---------- -------------  --------------  ------------ -------------
Net (loss) income                         (141,875)  (120,971)   256,184      (233,225)         64,239       (12,171)     (144,879)
Dividend requirements applicable
  to preferred stock                        (4,850)    (5,225)         -             -               -             -             -
                                        ----------- ---------- ---------- -------------  --------------  ------------ -------------
Net (loss) income applicable to
  common stockholders                   $ (146,725) $(126,196) $ 256,184  $   (233,225)  $      64,239   $   (12,171) $   (144,879)
                                        =========== ========== ========== =============  ==============  ============ =============

Net (loss) income per common share:
  (basic and diluted)
Loss from continuing operations
  before extraordinary item             $    (0.78) $   (1.11) $   (0.77) $      (3.07)
Loss from discontinued operations            (1.08)     (0.58)         -             -
Gain on sale of discontinued operations          -          -       4.18             -
Extraordinary loss on early
  retirement of debt                         (0.10)         -          -             -
                                        ----------- ---------- ---------- -------------
Net (loss) income per comon share       $    (1.96) $   (1.69) $    3.41  $      (3.07)
                                        =========== ========== ========== =============

 *Consists of Old Arahova for the nine months ended September 30, 1999 and New Arahova for the three months ended December 31, 1999.
  The combination of Old Arahova and New Arahova accounting periods is not in accordance with accounting principles generally accepted in the United States of America; however management of the Company believes this presentation provides a meaningful comparison to the year ended December 31, 2000 with the exception of gain on sale of discontinued operations and depreciation and amortization expense, due to the application of purchase accounting related to Adelphia's acquisition of Arahova.

                                                        Old Arahova                            New Arahova
                                                          May 31,                              December 31,
                                        --------------------------------------------  -----------------------------
                                            1997           1998           1999            1999           2000
                                        -------------- ------------- ---------------  -------------- --------------
        Balance Sheet Data:
             Total assets               $  2,154,231   $  1,515,182  $   1,803,599    $  7,821,257   $ 11,491,703
             Total debt                    2,201,992      2,029,102      2,042,690       2,414,435      4,313,825
             Cash and cash equivalents       151,947        285,498        626,155         128,028         91,556
             Investments                      45,118         52,451         74,899         122,400        115,883

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

        The Company had additional acquisitions during the year ended December 31, 2000, which are disclosed in Note 1 to the Arahova consolidated financial statements, that are included in Arahova's results of operations effective from the dates acquired. In addition, during the year ended December 31, 2000, the Company entered into several financing transactions, the proceeds of which were partially used to fund one or more of the acquisitions or for other general corporate purposes.

        Selected financial and other data and consolidated financial statements presented for periods prior to October 1, 1999 are referred to herein as "Old Arahova". Selected financial and other data and consolidated financial statements presented for periods subsequent to October 1, 1999 are referred to herein as "New Arahova". As a result of the application of purchase accounting resulting from Adelphia's October 1, 1999 acquisition of Arahova, the assets and liabilities of New Arahova have been recorded at their fair values on October 1, 1999.

Results of Operations

General

        On May 25, 2000, the Board of Directors of Arahova changed Arahova's fiscal year from May 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the seven months ended December 31, 1999.

        Arahova earned substantially all of its revenues in the years ended December 31, 1999 and 2000 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming and high speed data services.

        The changes in Arahova's results of operations for the years ended December 31, 1999 and 2000, compared to the respective prior periods, were primarily the result of acquisitions, expanding existing cable television operations and the impact of increased advertising sales and other service offerings as well as increases in cable rates.

        The high level of depreciation and amortization associated with the significant number of acquisitions in recent years and the continued upgrade and expansion of systems, will continue to have a negative impact on the reported results of operations. Arahova expects to report net losses for the next several years.

        For purposes of the following table and discussion, the operating results for the nine months ended September 30, 1999 of Old Arahova have been combined with the operating results for the three months ended December 31, 1999 of New Arahova in order to provide a more meaningful basis for comparing the twelve months ended December 31, 1999 and 2000. The combined results of Old Arahova and New Arahova will be referred to as "Adjusted Arahova" in the table below and discussion that follows. The following table sets forth the historical percentage relationship of revenues to operating income. Depreciation, amortization and certain other line items included in the operating results of Adjusted Arahova are not necessarily comparable between periods as the three month New Arahova period ended December 31, 1999 includes the effects of the purchase accounting adjustments related to Adelphia's acquisition of Arahova. The combining of Old Arahova and New Arahova accounting periods is not in accordance with accounting principles generally accepted in the United States of America. See Note 1 to the accompanying consolidated financial statements.

                                                                                     Adjusted             New
                                                 Old Arahova                          Arahova           Arahova
                                          ---------------------------             -----------------  --------------
                                               Year Ended May 31,                      Year Ended December 31,
                                              1998          1999                        1999              2000
                                          ------------  -------------             -----------------  --------------
Revenues.                                    100.0%        100.0%                      100.0%            100.0%

Operating Expenses:
     Direct operating and programming         37.3%         39.2%                       37.7%             34.0%
     Selling, general and                     21.6%         19.1%                       18.6%             17.9%
administrative
     Depreciation and amortization            25.3%         24.3%                       25.4%             30.3%
     Stock compensation                         -             -                          3.7%               -

     Merger and integration costs               -            1.2%                       26.6%               -
                                          ------------  -------------             -----------------  --------------
Operating income (loss)                       15.8%         16.2%                      (12.0)%            17.8%
                                          ============  =============             =================  ==============

Comparison of the Twelve Months Ended December 31, 1999 (Adjusted Arahova) and the Year Ended December 31, 2000 (New Arahova)

Revenues

        Revenues increased approximately 57.5% for the year ended December 31, 2000 compared with the same period of the prior year. The increase is attributable to the contribution of cable systems by Adelphia, acquisitions and new services. Advertising revenues and revenues derived from other strategic service offerings such as paging, high speed data services and long distance services also had a positive impact on revenues for the year ended December 31, 2000.

Direct Operating and Programming Expenses

        Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 41.7% for the year ended December 31, 2000, compared with the same period of the prior year. The increase was due primarily to incremental costs associated with increased subscribers due to the contribution of cable systems by Adelphia and acquisitions partially offset by lower programming rates and other technical expenses.

Selling, General and Administrative Expenses

        These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 51.2% for the year ended December 31, 2000, compared with the same period of the prior year. The increase was primarily due to incremental costs associated with increased subscribers due to the contribution of cable systems by Adelphia, acquisitions, and the roll-out of new services.

Depreciation and Amortization

        Depreciation and amortization increased 87.8% for the year ended December 31, 2000, compared with the same period of the prior year. The increase is primarily due to increased depreciation and amortization related to purchase accounting resulting from the merger with Adelphia, the contribution of cable systems by Adelphia, acquisitions and increased capital expenditures.

Stock Compensation

     In September 1999, certain employees of Old Arahova exercised options in a manner that caused Old Arahova to recognize compenstion expense for all options outstanding under the option plans, which resulted in stock compensation expense of $26,232.

 Merger and Integration Costs

        These expenses, which are comprised of compensation, legal and consulting costs, were incurred in conjunction with the merger with Adelphia, which was completed on October 1, 1999.

Interest Expense - net

        Interest expense - net increased approximately 76.3% for the year ended December 31, 2000, compared with the same period of the prior year. The increase is primarily due to the effects of the contribution of cable systems by Adelphia, incremental debt related to acquisitions, the amortization of debt discount recorded as a result of the Merger and an increase in the average debt outstanding.

Other-Than-Temporary Impairment of Marketable Equity Securities

         During 2000 the Company recognized losses of $94,179 which resulted from the write down of certain marketable equity securities classified as available-for-sale, which experienced a decline in value that was deemed other-than-temporary. There were no other-than-temporary declines in marketable equity securities during 1999.

Comparison of the Years Ended May 31, 1998 and 1999

Old Arahova Revenues

        Revenues increased approximately 7.0% for the year ended May 31, 1999 compared with the prior year. The increase is primarily attributable to subscriber rate increases and acquisitions.

Old Arahova Direct Operating and Programming Expenses

        Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 12.4% for the year ended May 31, 1999 compared with the prior year. The increase was due primarily to increased programming costs, incremental costs associated with increased subscribers and new services.

Old Arahova Selling, General and Administrative Expenses

        These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, decreased 5.0% for the year ended May 31, 1999 compared with prior year due to marketing subsidies received from third parties.

Old Arahova Depreciation and Amortization

        Depreciation and amortization increased 2.7% for the year ended May 31, 1999 compared with the prior year. The increase was due primarily to increased capital expenditures made during the past several years.

Old Arahova Interest Expense - net

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

        For information regarding significant events and financings subsequent to December 31, 2000, see Note 11 to Arahova's consolidated financial statements.

Capital Expenditures

        Capital expenditures for the years ended May 31, 1998 and 1999 (Old Arahova), the twelve months ended December 31, 1999 (Adjusted Arahova) and the year ended December 31, 2000 were approximately $113,000, $122,000, 164,000 and $506,000, respectively. The increases were primarily due to acquisitions, cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the year ending December 31, 2001 will be in a range of approximately $600,000 to $700,000.

Financing Activities

        The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of financing from Adelphia and external sources. During the years ended May 31, 1998 and 1999, the twelve months ended December 31, 1999 (Adjusted Arahova) and the year ended December 31, 2000, the Company generally funded its acquisitions, working capital requirements, and capital expenditures through issuance of public debt securities and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings by refinancing the principal with the issuance of debt securities in the public market and through private institutions and the sale of certain business segments. Interest primarily has been paid out of internally generated cash flow. The debt instruments to which the Company and its subsidiaries are a party impose certain restrictions on levels of additional indebtedness.

        Most of Arahova's wholly or majority-owned subsidiaries have their own senior credit agreements with banks. Typically, borrowings under these agreements are collateralized by the stock of the borrowing subsidiary and its subsidiaries and are guaranteed by such subsidiary's subsidiaries. At December 31, 2000, an aggregate of $2,530,122 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Arahova and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. See Note 3 to Arahova's consolidated financial statements. Management believes the Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements.

        On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a short term secured revolving credit facility. Additionally, in January 2001 Adelphia closed on offerings of Class A common stock and 6% convertible subordinated notes due 2006. Proceeds from these offerings were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries.

        At December 31, 2000, after giving effect to the short term secured revolving credit facility and Adelphia's January 2001 Class A common stock and 6% convertible subordinated note offerings, Arahova's subsidiaries had an aggregate of $2,066,463 in cash and cash equivalents and unused credit lines with banks of which $420,000 is also available to other Adelphia entities, part of which is subject to achieving certain levels of operating performance. At December 31, 2000, a portion of the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through December 31, 2009.

        At December 31, 2000, the Company's total outstanding debt aggregated $4,313,825, which included $1,753,377 of parent debt and $2,560,448 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of Arahova: bank defined alternate base rate plus 0% to 1.0%; or London Interbank Offering Rate ("LIBOR") plus .75% to 2.0%. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 7.72% at December 31, 2000. Approximately 41.7% of the Company's total indebtedness was at fixed interest rates as of December 31, 2000 after giving effect to the applicable interest rate swap agreement, as described below.

        Arahova enters into receive-fixed swap agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt, which is indexed to LIBOR. Arahova is exposed to market risk in the event of non-performance by the banks. The Company does not expect any such non-performance. At December 31, 2000, Arahova would have received approximately $162 to settle its interest rate swap agreement representing the excess of fair value over carrying value of this agreement.

Financing Transactions

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

        On September 28, 2000, Adelphia closed on a $500,000 9 1/4 year term loan through certain subsidiaries and affiliates of Adelphia and Arahova. The new term loan is an additional tranche of the credit facility that closed on April 14, 2000. This brings the total amount of that credit facility to $2,750,000.

         For additional information regarding Arahova's financing and acquisition transactions see Notes 1, 3 and 11 to Arahova's consolidated financial statements.

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

        The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, and future financing sources including Adelphia will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

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

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. In conjunction with preparing for the implementation of this standard, the Company has determined that its derivative instruments are primarily in the form of interest rate protection instruments such as interest rate swaps, and common stock purchase warrants. The adoption of this statement and any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.

Inflation

        In the fiscal year ended May 31, 1999, the twelve months ended December 31, 1999 and the year ended December 31, 2000, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 2000, after giving effect to interest rate protection agreements, approximately $2,546,578 of the Company's total debt was subject to floating interest rates.

Regulatory and Competitive Matters

        The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic programming services based upon a benchmark methodology, and
(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. The 1996 Act ended FCC regulation of cable programming service tier rates on March 31, 1999.

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

        The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Arahova cannot predict the effect of future rulemaking proceedings or changes to the rate regulations.

        Cable television companies operate under franchises granted by local authorities, which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

        The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

        The Company also competes with direct broadcast satellite ("DBS") service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers, some of which are now offering local programming channels. At this time, any impact of DBS competition on the Company's future results is not known or estimable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                   (Dollars in thousands)

        The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into a receive-fixed interest rate swap agreement to effectively convert a portion of its fixed-rate debt to variable-rate debt to reduce the risk of incurring higher interest costs in periods of falling interest rates. The Company does not enter into any interest rate protection agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk based on amounts outstanding as of December 31, 2000.

                                               Expected Maturity
                            ------------------------------------------------------                              Fair
                               2001       2002       2003       2004        2005    Thereafter     Total        Value
                            ---------- ---------- ---------- ---------- ---------- ------------ ------------ ------------
Debt:
Fixed Rate                  $  20,000  $ 220,000  $ 364,027  $       -  $ 250,000  $   997,119  $ 1,851,146  $ 1,690,975
   Average Interest Rate        9.04%      8.96%      8.95%          -      8.84%        8.10%            -            -

Variable Rate                   6,500     18,000    185,918    270,386    363,201    1,673,638    2,517,643    2,517,643
   Average Interest Rate        7.36%      7.03%      7.28%      7.41%      7.35%        7.28%            -            -

Interst Rate Swap:

Fixed to Variable Swap              -  $  35,000          -          -          -            -  $    35,000  $       162
Average Pay Rate                    -      6.76%          -          -          -            -            -            -
Average Receive Rate                -      6.70%          -          -          -            -            -            -

        Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2000, plus the borrowing margin in effect at December 31, 2000. The average pay rate on the fixed to variable swap is estimated by using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes thereto and independent auditors' report follow.


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                    Page
   Independent Auditors' Report                                                                                      30

   Consolidated Balance Sheets December 31, 1999 and 2000                                                            31

   Consolidated Statements of Operations and Comprehensive Income (Loss), Year Ended May 31, 1999,
         Four Months Ended September 30, 1999, Three Months Ended December 31, 1999 and
         Year Ended December 31, 2000                                                                                32

   Consolidated Statements of Common Stockholders' Equity (Deficiency), Year Ended May 31, 1999,
         Four Months Ended September 30, 1999, Three Months Ended December 31, 1999 and
         Year Ended December 31, 2000                                                                                33

   Consolidated Statements of Cash Flows, Year Ended May 31, 1999, Four Months Ended
         September 30, 1999, Three Months Ended December 31, 1999 and Year Ended
         December 31, 2000                                                                                           35

   Notes To Consolidated Financial Statements                                                                        36

                          INDEPENDENT AUDITORS' REPORT

Arahova Communications, Inc.:


        We have audited the accompanying consolidated balance sheets of Arahova Communications, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income (loss), of common stockholders' equity (deficiency), and of cash flows for the year ended May 31, 1999, the four months ended September 30, 1999, the three months ended December 31, 1999 and the year ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arahova Communications, Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for the year ended May 31, 1999, the four months ended September 30, 1999, the three months ended December 31, 1999 and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Pittsburgh, Pennsylvania
March  29, 2001

                                    ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands, except per share amounts)

                                                                                              December 31,
                                                                                         1999              2000
                                                                                   ----------------  -----------------
ASSETS
Cable systems, at cost, net of accumulated depreciation and amortization:
   Property, plant and equipment                                                   $      948,583     $    1,887,809
   Intangible assets                                                                    6,511,329          9,204,228
                                                                                   ----------------  -----------------
     Total                                                                              7,459,912         11,092,037

Cash and cash equivalents                                                                 128,028             91,556
Investments                                                                               122,400            115,883
Subscriber receivables - net                                                               38,675             77,493
Prepaid expenses and other assets - net                                                    72,242            114,734
                                                                                   ----------------  -----------------
     Total                                                                         $    7,821,257     $   11,491,703
                                                                                   ================  =================

LIABILITIES AND COMMON STOCKHOLDER'S
    EQUITY
Parent debt                                                                        $    1,832,939     $    1,753,377
Subsidiary debt                                                                           581,496          2,560,448
Accounts payable                                                                           88,800            262,205
Subscriber advance payments and deposits                                                   23,982             27,769
Accrued interest and other liabilities                                                    145,009            235,229
Related party payables - net                                                                    -            621,710
Deferred income taxes                                                                   1,634,690          1,762,728
                                                                                   ----------------  -----------------
     Total                                                                              4,306,916          7,223,466

Minority interests                                                                        597,486            609,212

Commitments and contingencies (Note 5)

Common stockholder's equity

   Common stock, par value $.01 per share:
     1,000 shares authorized, issued and outstanding                                            -                  -
   Additional paid-in-capital                                                           3,372,538          3,816,075
   Related party receivables - net                                                       (442,120)                 -
   Accumulated other comprehensive loss                                                    (1,392)                 -
   Accumulated deficit                                                                    (12,171)          (157,050)
                                                                                   ----------------  -----------------
       Total common stockholder's equity                                                2,916,855          3,659,025
                                                                                   ----------------  -----------------
       Total                                                                       $    7,821,257     $   11,491,703
                                                                                   ================  =================




                                  See notes to consolidated financial statements.

                                        ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                       (Dollars in thousands, except per share amounts)

                                                                        Old Arahova                      New Arahova
                                                              -------------------------------  --------------------------------
                                                                                Four Months      Three Months
                                                                Year Ended        Ended             Ended         Year Ended
                                                                  May 31,      September 30,     December 31,     December 31,
                                                                    1999            1999             1999             2000
                                                              --------------- ---------------  ---------------- ---------------

Revenues                                                       $    651,142    $    231,230     $     194,335    $  1,103,830
                                                              --------------- ---------------  ---------------- ---------------
Operating expenses:
   Direct operating and programming                                 254,977          92,455            60,937         374,816
   Selling, general and administrative                              124,652          47,610            33,373         197,214
   Depreciation and amortization                                    158,153          59,665            58,170         333,994
   Stock compensation                                                    -           26,232                -               -
   Merger and integration costs                                       7,922         174,153             4,167              -
                                                              --------------- ---------------  ---------------- ---------------
       Total                                                        545,704         400,115           156,647         906,024
                                                              --------------- ---------------  ---------------- ---------------

Operating income (loss)                                             105,438        (168,885)           37,688         197,806

Other (expense) income:
   Interest expense - net                                          (171,125)        (53,929)          (43,055)       (290,438)
   Minority interests in income of subsidiaries                     (11,597)         (4,911)          (10,169)         (1,560)
   Other-than-temporary impairment of marketable
      equity securities                                                  -               -                 -          (94,179)
   Other                                                              5,725             337                -           (1,362)
                                                               -------------- ---------------   --------------- ---------------
       Total                                                       (176,997)        (58,503)          (53,224)       (387,539)
                                                               -------------- ---------------   --------------- ---------------

Loss before income taxes                                            (71,559)       (227,388)          (15,536)       (189,733)
Income tax benefit (expense)                                         13,453          (5,837)            3,365          44,854
                                                              --------------- ---------------  ---------------- ---------------

Net loss from continuing operations                                 (58,106)       (233,225)          (12,171)       (144,879)
Gain on sale of discontinued operations (less
    applicable income taxes of $25,739)                             314,290              -                 -               -
                                                              --------------- ---------------  ---------------- ---------------
Net income (loss)                                                   256,184        (233,225)          (12,171)       (144,879)
Other comprehensive (loss) income - net of income taxes:
   Unrealized (loss) gain on available-for-sale securities           (3,308)         11,511            (1,392)        (59,824)
   Other-than-temporary impairment on marketable
      equity securities reclassification adjustment
          (net of income tax of $32,963)                                 -               -                 -           61,216
                                                              --------------- ---------------  ---------------- ---------------
Comprehensive income (loss)                                    $    252,876    $   (221,714)    $     (13,563)   $   (143,487)
                                                              =============== ===============  ================ ===============

Basic and diluted net loss from continuing
    operations per share                                       $       (.77)   $      (3.07)

Basic and diluted gain on sale of discontinued
   operations per share                                                4.18              -
                                                              --------------- ---------------

Basic and diluted net income (loss) per share                  $       3.41    $      (3.07)
                                                              =============== ===============

Basic and diluted weighted average shares of
   common stock outstanding (in thousands)                           75,088          75,921
                                                              =============== ===============

                                            See notes to consolidated financial statements.

                                           ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES,
                                                 CONSOLIDATED STATEMENTS OF COMMON
                                                  STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                       (Dollars in thousands)



                                                                                 Accumulated                 Related   Total Common
                                     Common Stock       Additional                  Other       Treasury      Party    Stockholders'
                                 ---------------------   Paid-In    Accumulated  Comprehensive   Stock     Receivables     Equity
Old Arahova                       Class A    Class B     Capital      Deficit    Income (Loss)  and Other      -Net     (Deficiency)
                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Balance, May 31, 1998            $     657  $     427  $   178,893  $  (770,014) $    17,482  $  (152,697) $         -  $  (725,252)

Shares issued in connection with
  employee incentive plans              11          -       12,341            -                    (3,790)           -        8,562

Class A shares purchased by the                                                            -
  Company from employees                 -          -            -            -                    (1,505)           -       (1,505)

Class B shares converted to Class
  A shares                               4         (4)           -            -            -            -            -            -

Net unrealized loss on
  available-for-sale securities          -          -            -            -       (3,308)           -            -       (3,308)

Net income                               -          -            -      256,184            -            -            -      256,184

                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Balance, May 31, 1999                  672        423      191,234     (513,830)      14,174     (157,992)           -     (465,319)
                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

Shares issued in connection with
  employee incentive plans               8          -        5,460            -                     6,504            -       11,972

Class A Shares purchased by the
  Company from employees                 -          -            -            -            -       (7,891)           -       (7,891)

Acceleration of stock options            -          -       37,901            -            -            -            -       37,901

Net unrealized gain on
  available-for-sale securities          -          -            -            -       11,511            -            -       11,511

Net loss                                 -          -            -     (233,225)           -            -            -     (233,225)
                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

Balance, September 30, 1999      $     680  $     423  $   234,595  $  (747,055) $    25,685  $  (159,379) $         -  $  (645,051)
                                 ========== ========== ============ ============ ============ ============ ============ ============




                                            See notes to consolidated financial statements.

                                            ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES,
                                  CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (DEFICIENCY)
                                                        (Dollars in thousands)


                                                                                  Accumulated                          Total Common
                                     Common Stock       Additional                   Other     Treasury  Related Party Stockholders'
                                 ---------------------   Paid-in    Accumulated  Comprehensive   Stock    Receivables     Equity
          New Arahova             Class A    Class B     Capital       Deficit   Income (Loss) and Other     - Net      (Deficiency)
                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Excess of purchase price of
 acquired assests and liabilites
 over predecessor owners' net
 book value                      $    (680) $    (423) $ 3,004,553  $   747,055  $   (25,685) $   159,379  $         -  $ 3,884,199
                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

Balance, October 1, 1999                 -          -    3,239,148            -            -            -            -    3,239,148

Net unrealized loss on
 available-for-sale securities           -          -            -            -       (1,392)           -            -       (1,392)

Capital contribution
 from Adelphia                           -          -      133,390            -            -            -            -      133,390

Advances from  affiliates - net          -          -            -            -            -            -     (442,120)    (442,120)

Net loss                                 -          -            -      (12,171)           -            -            -      (12,171)
                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

Balance, December 31, 1999               -          -    3,372,538      (12,171)      (1,392)           -     (442,120)   2,916,855
                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

Advances from affiliates - net           -          -            -            -            -            -      442,120      442,120

Net unrealized loss on
 available for-sale securities           -          -            -            -        1,392            -            -        1,392

Excess of liabilities over assets
 of cable systems contributed by
 Adelphia                                -          -      (60,187)           -            -            -            -      (60,187)

Capital contribution from
 Adelphia                                -          -      503,724            -            -            -            -      503,724

Net loss                                 -          -            -     (144,879)           -            -            -     (144,879)
                                 ---------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

Balance, December 31, 2000       $       -  $       -  $ 3,816,075  $  (157,050) $         -   $        -  $         -  $ 3,659,025
                                 ========== ========== ============ ============ ============ ============ ============ ============




                                            See notes to consolidated financial statements.

                                          ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Dollars in thousands)

                                                                          Old Arahova                       New Arahova
                                                                --------------------------------  ---------------------------------
                                                                                  Four Months      Three Months
                                                                  Year Ended         Ended             Ended         Year Ended
                                                                    May 31,       September 30,     December 31,     December 31,
                                                                     1999             1999              1999             2000
                                                                --------------- ----------------  ---------------- ----------------
Cash flows from operating activities:
   Net income (loss)                                            $      256,184  $      (233,225)  $       (12,171) $      (144,879)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation                                                     101,370           41,731            17,971          128,825
         Amortization                                                   56,783           17,934            40,199          205,169
      Minority interests in income of subsidiaries                      11,597            4,911            10,169            1,560
      Increase (decrease) in deferred taxes, net of effects of
            acquisitions                                                   121              202            (8,473)         (63,116)
      Gain on sale of discontinued operations                         (340,029)               -                 -                -
      Other                                                             (7,237)           7,941                 -                -
      Acceleration of stock options                                          -           37,901                 -                -
      Noncash interest expense                                          57,393           19,647            13,107           68,748
      Other-than-temporary impairment of marketable equity
             securities                                                      -                -                 -           94,179
      Changes in operating assets and liabilities, net of
         effect of acquisitions:
         Subscriber receivables                                           (866)           2,240            (7,764)         (23,660)
         Prepaid expenses and other assets                                (268)          (5,403)           12,659          (42,506)
         Accounts payable and accrued liabilities                      (11,315)           3,641            61,278          148,877
                                                                --------------- ----------------  ---------------- ----------------
           Net cash provided by (used for) operating activities        123,733         (102,480)          126,975          373,197
                                                                --------------- ----------------  ---------------- ----------------

Cash flows provided by (used for) investing activities:
   Capital expenditures                                               (121,523)         (52,630)          (53,481)        (505,961)
   Acquisition of cable and other assets                                (7,978)         (14,303)         (247,315)      (1,698,223)
   Proceeds from sale of radio stations                                 11,538                -                 -                -
   Proceeds from sale of discontinued operations                       360,115                -                 -                -
   Amounts invested in and advanced to related parties                       -                -          (442,120)          (2,216)
                                                                --------------- ----------------  ---------------- ----------------
           Net cash provided by (used for) investing activities        242,152          (66,933)         (742,916)      (2,206,400)
                                                                --------------- ----------------  ---------------- ----------------

Cash flows (used for) provided by financing activities:
   Proceeds from debt                                                        -          880,000           471,000        3,693,316
   Repayments of debt                                                  (37,050)          (1,000)         (942,050)      (1,894,486)
   Costs associated with debt financings                                     -                -           (12,183)         (18,218)
   Contribution of cash by parent                                            -                -                 -           16,119
   Issuance of common stock                                              8,562            5,468                 -                -
   Purchase of treasury stock                                           (1,505)          (7,891)                -                -
                                                                --------------- ----------------  ---------------- ----------------
           Net cash (used for) provided by financing activities        (29,993)         876,577          (483,233)       1,796,731
                                                                --------------- ----------------  ---------------- ----------------

Net increase (decrease) in cash and cash equivalents -
continuing operations                                                  335,892          707,164        (1,099,174)         (36,472)

Cash flow of discontinued operations - net                               4,765                -                 -                -

Cash and cash equivalents, beginning of period                         285,498          626,155         1,227,202          128,028
                                                                --------------- ----------------  ---------------- ----------------

Cash and cash equivalents, end of period                        $      626,155  $     1,333,319   $       128,028  $        91,556
                                                                =============== ================  ================ ================

Supplemental disclosure of cash flow activity -
   cash payments for interest                                   $      135,290  $        48,331   $        40,852  $       276,791
                                                                =============== ================  ================ ================

                                            See notes to consolidated financial statements.

                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.  The Company and Basis of Presentation

        On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger (the "Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999, by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century has become a wholly owned subsidiary of Adelphia. Merger Sub is sometimes referred to herein as the "Successor Corporation." The name of the Successor Corporation was changed to Arahova Communications, Inc. ("Arahova") on October 1, 1999. As used herein, the "Company" refers to the predecessor corporation as well as Arahova, as the successor to the predecessor corporation. Cable systems owned by the Company (the "Company Systems") are located in the United States and Puerto Rico and are organized into six core clusters: Los Angeles, PONY (Western Pennsylvania, Ohio and Western New York), New England, Florida, Virginia and Colorado Springs.

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

        At the effective time of the Merger, Adelphia purchased Citizens Utilities Company's ("Citizens") 50% interest in the Century/Citizens Cable Television Joint Venture ("CCJV"), one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash and approximately 1,850,000 shares of Adelphia Class A common stock. As of October 1, 1999 this joint venture served approximately 92,300 basic subscribers in California. On December 15, 1999, Adelphia's interest in CCJV of $133,390 was contributed to Arahova.

        The Merger has been accounted for using the purchase method of accounting. Accordingly, the allocation of Adelphia's purchase price to acquire Old Arahova has been reflected in New Arahova's consolidated financial statements as of October 1, 1999.

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

        During the year ended December 31, 2000, a final allocation of the purchase price was made upon resolution of pre-acquisition contingencies and completion of final valuations. As a result of the application of purchase accounting, Arahova has recorded property, plant and equipment of $647,200, intangible assets of $6,033,001, total debt of $2,873,656 and other net liabilities of $567,397. Such values were determined based on third-party valuation.

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

        On December 7, 1999, subsidiaries of Arahova consummated a transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, Adelphia, Arahova and AT&T contributed cable systems that served approximately 800,000 basic subscribers. On December 15, 1999, Adelphia's interest in the joint venture was contributed to Arahova. Arahova holds an interest of 75% and AT&T holds an interest of 25% in the partnership. The cable systems contributed by Arahova and Adelphia have been recorded at historical cost. The acquisition of the cable systems contributed by AT&T has been accounted for under the purchase method of accounting. The financial results of the cable systems contributed by AT&T are included in the consolidated results of operations of Arahova effective from the date acquired. As part of this transaction, Arahova and AT&T exchanged cable systems owned by Arahova in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for Arahova's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), which serve approximately 96,500 basic subscribers. No gain or loss resulted from this system swap due to the Company's recent application of purchase accounting in connection with the Adelphia merger.

        In connection with the closing of the April 14, 2000 credit facility (Note 3), Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova. Financial results of the contributed systems are included in the consolidated results of Arahova from the date of contribution.

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

        In November 2000, Adelphia and Arahova acquired cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. These systems served approximately 310,000 subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 10,800,000 shares of its Class A common stock and Arahova paid cash of approximately $990,000. The value assigned to the Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the number of shares to be issued became fixed. Simultaneous with the acquisition, Adelphia contributed the systems purchased with its common stock to Arahova. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Arahova effective from the date acquired.

        For acquisitions during the year ended December 31, 2000, the Company has made a preliminary allocation of the purchase price based on estimated fair values. A final allocation will be based upon final appraisals.

        The following unaudited financial information assumes that the contribution of cable systems and the acquisitions that were consummated during the year ended December 31, 2000 had occurred on June 1, 1998

                            Four Months Three Months
                                    Year Ended         Ended           Ended         Year Ended
                                      May 31,      September 30,    December 31,    December 31,
                                       1999             1999            1999            2000
                                  ---------------- --------------- -------------- -----------------
Revenues                           $   1,230,624   $     427,310    $     331,826  $    1,330,694
Net loss                                 245,338         299,499           55,785         157,138

        The above financial information excludes the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of $314,290 in the year ended May 31, 1999.

2.  Summary of Significant Accounting Policies

    Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

                                                                 December 31,
                                                            1999               2000
                                                      -----------------  -----------------
Operating plant and equipment                         $       847,071    $     1,724,509
Real estate and improvements                                   55,357             83,884
Support equipment                                              15,402             31,195
Construction in progress                                       48,724            352,248
                                                      -----------------  -----------------
                                                              966,554          2,191,836
Accumulated depreciation                                      (17,971)          (304,027)
                                                      -----------------  -----------------
                                                      $       948,583    $     1,887,809
                                                      =================  =================

        Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate and improvements. Additions to property, plant and equipment are recorded at cost, which includes amounts for material, applicable labor and overhead, and interest.

    Intangible Assets

        Intangible assets, at cost, net of accumulated amortization, are comprised of the following:

                                                                December 31,
                                                          1999              2000
                                                    ----------------  -----------------
Purchased franchises                                $     5,036,828   $     7,098,493
Goodwill                                                  1,474,501         2,098,445
Non-compete agreements                                            -             2,894
Purchased subscribers lists                                       -             4,396
                                                    ----------------  ----------------
                                                    $     6,511,329   $     9,204,228
                                                    ================  ================

        A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. At December 31, 2000, the actual unexpired periods under purchased franchise agreements range from 1 to 15 years. Accumulated amortization of intangible assets amounted to $38,941 and $311,607 at December 31, 1999 and 2000, respectively.

    Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    Investments

        Arahova owns approximately 114,000 shares of United GlobalCom, Inc. ("UCOMA"), formerly United International Holdings, Inc. ("UIH"), Series B convertible preferred stock as a result of the transactions described in Note 4. Each share of this stock is convertible into approximately 21 shares of UIH Class A common stock, at a conversion price of $10.625 per share. This equity instrument was recorded at its fair value of $87,433 on October 1, 1999 in connection with purchase accounting.

        As a result of a contract between Arahova and At Home Corporation ("@Home") to provide @Home high speed internet access on certain systems,

Arahova has received a warrant contract to purchase up to 5,260,000 shares of @Home Series A common stock at $5.25 per share. The Company records an investment in @Home and related deferred revenue based on the fair value of the warrants at the time which performance requirements under the contract with @Home are achieved. Corresponding revenue is recognized on the straight-line basis over the remaining life of the contract, which expires in May 2004. The investment in @Home warrants is classified as an available-for-sale security. During the three months ended December 31, 1999 and year ended December 31, 2000 Arahova recognized revenue of $1,500 and $16,450, respectively, related to these warrants. The Company recognized a loss of $94,179 in 2000, which resulted from the write down of its investment in @Home warrants, which experienced a decline in value that was deemed other than temporary. Arahova's investment in @Home warrants of $34,366 and $16,243 at December 31, 1999 and 2000 includes $2,354 and $0, respectively, of unrealized loss.

    Subscriber Receivables

        An allowance for doubtful accounts of $3,573 and $3,047 is recorded as a reduction of subscriber receivables at December 31, 1999 and 2000, respectively.

    Other Assets

        The unamortized amount of deferred debt financing costs included in prepaid expenses and other assets - net was $36,207 and $53,782 at December 31, 1999 and 2000, respectively. Such costs are amortized over the term of the related debt.

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

    Revenues

        Subscriber revenues are recognized in the month the service is provided. Advertising revenues are recognized in the period during which the underlying advertisements are broadcast.

    Franchise Expense

        The typical term of the Company's franchise agreements upon renewal is 10 to 15 years. Franchise fees range from 3% to 5% of subscriber revenue and are expensed currently.

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

        Pursuant to the employment agreement, upon such termination, each executive officer is entitled to receive his base salary through the end of the term of his employment agreement, an annual cash bonus for the remainder of the term equal to his most recently awarded cash bonus, continuation of medical, dental, life and disability insurance for the remainder of the term on the same basis as provided while the agreement was in effect and the use of office space for one year. In addition, upon termination, all of his Company stock options vest and become exercisable and the restrictions on all of his shares of restricted stock of the Company lapse. The total cost to the Company of the termination of the executive employment agreements was approximately $227,400. Approximately $167,200 of these costs were recorded by the Company during the four months ended September 30, 1999. The remaining $60,200 of these costs was an obligation of Old Arahova as of October 1, 1999 and is treated as an assumed liability in the financial statements of New Arahova.

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

        The Company incurred total incremental compensation, legal and consulting costs of $7,922, $174,153 and $4,167 during the year ended May 31, 1999, the four months ended September 30, 1999 and the three months ended December 31, 1999, respectively, in connection with the Merger.

    Interest Expense - Net

        Interest expense - net includes interest income of $20,678, $14,679, $14,175 and $69,848 for the year ended May 31, 1999, the four months ended September 30, 1999, the three months ended December 31, 1999 and the year ended December 31, 2000, respectively. For the three months ended December 31, 1999 and the year ended December 31, 2000, interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements, related to short term borrowings by such affiliates (Note 10).

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

    Basic and Diluted Net Loss Per Weighted Average Share of Common Stock

        For the year ended May 31, 1999 and the four months ended September 30, 1999, diluted net loss per common share is equal to basic net loss per common share because Old Arahova's outstanding options and other potential common shares had an anti-dilutive effect for the periods presented. Subsequent to the Merger, all shares of New Arahova common stock are held by Adelphia. As such, disclosure of net loss per weighted average share of common stock is not required for periods subsequent to the Merger.

    Noncash Financing and Investing Activities

        Capital leases entered into during the three months ended December 31, 1999 and the year ended December 31, 2000 totaled $0 and $28,404, respectively, for Arahova. Reference is made to Notes 1 and 2 for descriptions of additional noncash financing and investing activities.

    Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. In conjunction with preparing for the implementation of this standard, the Company has determined that its derivative instruments are primarily in the form of interest rate protection instruments such as interest rate swaps, and common stock purchase warrants. The adoption of this statement and any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.

3.  Debt

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

The following table summarizes the parent debt:

                                                            Outstanding as of
                                                               December 31,
     Interest         Issue           Amount      ----------------------------------   Maturity
       Rate           Date            Issued           1999 (a)           2000 (a)       Date
  -------------- ---------------   -------------  ----------------- ---------------- -------------
         9.500%       08/14/92     $   150,000    $       148,773   $            -      08/15/00
         9.750%       02/15/92         200,000            201,172          201,005      02/15/02
    Zero coupon       04/01/93         444,000            318,235          354,392      03/15/03
         9.500%       03/06/95         250,000            250,853          250,950      03/01/05
         8.875%       01/17/97         250,000            242,542          243,805      01/15/07
         8.750%       09/23/97         225,000            216,105          217,440      10/01/07
         8.375%       11/07/97         100,000             94,048           94,420      11/15/17
         8.375%       12/04/97         100,000             94,106           94,930      12/15/07
       Discount       01/08/98         605,000            267,105          296,435      01/15/08
                                                  ----------------- ----------------
                                                  $     1,832,939        1,753,377
                                                  ================= ================

         Subsidiary Debt

                                                                               December 31,
                                                                        1999 (a)          2000 (a)
                                                                   ----------------  -----------------
                   Notes to banks                                  $      517,000    $     2,487,317
                   9.47% Senior Secured Notes due 2002                     64,496             42,805
                   Other debt                                                   -             30,326
                                                                   ----------------  -----------------
                           Total subsidiary debt                          581,496    $     2,560,448
                                                                   ================  =================

    (a) Amounts outstanding include discounts or premiums recorded as a result of purchase accounting, as applicable.

    Notes to Banks and Other Institutions

        On December 7, 1999 a majority-owned joint venture of Arahova closed on a $1,000,000 credit facility. The credit facility consists of a $500,000, 8 year reducing revolving credit loan and a $500,000, 8 year term loan.

        On April 14, 2000, Adelphia closed on a $2,250,000 credit facility through certain subsidiaries and affiliates of Adelphia and Arahova. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan. In connection with the closing of this credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova. On September 28, 2000, Adelphia closed on a $500,000 9 1/4 year term loan through certain subsidiaries and affiliates of Adelphia and Arahova. The new term loan is an additional tranche of the credit facility that closed on April 14, 2000. This brings the total amount of that credit facility to $2,750,000. As part of this facility, Adelphia Business Solutions and its subsidiaries have the ability to borrow up to an aggregate of $500,000, which would be guaranteed by other members of the borrowing group, subject to compliance by the entire borrowing group with certain covenants and financial tests. As of December 31, 2000, a subsidiary of Adelphia Business Solutions had borrowed $500,000 under this new credit facility.

        Notes to banks and institutions mature at various dates through 2009. Bank debt interest rates are based upon one or more of the following rates at the option of Arahova: bank defined alternate base rate plus 0% to 1.0%; or London Interbank Offering Rate ("LIBOR") plus .75% to 2.0%. At December 31, 1999 and 2000, the weighted average interest rate on notes payable to banks and institutions was 8.06% and 7.72%, respectively. Arahova pays commitment fees of up to 0.375% of unused principal.

        Borrowings under these credit arrangements are collateralized by a pledge of the stock of the borrowing subsidiary and its subsidiaries and are guaranteed by such subsidiary's subsidiaries. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Arahova and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. At December 31, 2000, approximately $577,000 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 2000. The subsidiaries are permitted to pay management fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

        Certain other subsidiaries and affiliates of Adelphia are co-borrowers with certain subsidiaries of Arahova under the $2,750,000 credit facility. Each of the co-borrowers is liable for all borrowings under the credit agreement, and may borrow up to the entire amount of the available credit under the facility. The lenders have no recourse against Arahova other than against Arahova's interest in its subsidiaries which are co-borrowers.

    Other Debt

        Other debt consists of capital leases which were incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is primarily based on various published rates, such as the Federal Funds or U.S. Treasury rates, plus the applicable margin.

    Maturities of Debt

        The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next five years based on amounts outstanding at December 31, 2000:

        Year ending December 31:
                2001                            $        26,500
                2002                                    238,000
                2003                                    550,000
                2004                                    270,400
                2005                                    613,200

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

4.  Sale of Business Segments

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

5.  Commitments and Contingencies

        Arahova rents office and studio space, tower sites, vehicles and space on utility poles under leases with terms, which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $8,793, $4,684, $2,946 and $14,185 for the year ended May 31, 1999, the four months ended September 30, 1999, the three months ended December 31, 1999 and the year ended December 31, 2000, respectively.

        In connection with certain obligations under franchise agreements, Arahova obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Arahova has fulfilled all of its obligations such that no payments under surety bonds have been required.

        The cable television industry and Arahova are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry the FCC adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, or, in the alternative, a cost of service showing, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. In 1996, Congress modified the cable rate regulations with the Telecommunications Act of 1996 (the "1996 Act"). This 1996 Act deregulated the rates for cable programming services on March 31, 1999. Arahova cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation.

        On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Adelphia and the other defendants Weighted filed a notice of appeal with respect to the above described orders and judgment of the Court. On January 23, 2001, the Appellate Division affirmed the decision of Justice Gammerman. On February 26, 2001, the defendants filed with the Appellate Division a Motion for Leave to Appeal to the Court of Appeals and supporting Affirmation. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the financial statements of the Company.

        Arahova has been sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSO's are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). Arahova is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

        Adelphia and certain subsidiaries, including Arahova, are defendants in several putative subscriber class action suits in state courts in Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and, in one case, the Company was required to refund the late fees, however, Adelphia has appealed this decision. All of these actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

        There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which Adelphia is a part of or which any of its property is subject.

6.  Common Stockholder's Equity (Deficiency)

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

7.  Employee Benefit Plans

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

        A summary of the activity and status of the Company's stock options are presented below:

                                                                                        Average
                                                                         Stock         Exercise
                                                                        Options          Price
                                                                      -------------  -------------
                 Outstanding at May 31, 1998                            2,883,799         6.70
                 Granted                                                  118,000        18.85
                 Exercised                                               (816,098)        6.39
                 Canceled                                                 (59,003)        9.75
                                                                      -------------
                 Outstanding at May 31, 1999                            2,126,698         7.41
                 Exercised                                               (782,033)        6.66
                 Canceled                                                (909,866)        6.66
                                                                      -------------
                 Outstanding at September 30, 1999                        434,799         9.08
                 Converted to Adelphia options Outstanding               (434,799)           -
                                                                      -------------
                 Outstanding at December 31, 1999 and 2000                      -
                                                                      =============

        The number of the Company's options which were exercisable at May 31, 1999 and September 30, 1999 were 1,276,878 and 434,799, respectively. The weighted average exercise prices of such options were $6.83 and $9.08 at May 31, 1999 and September 30, 1999, respectively.

        The estimated fair value of options granted during Old Arahova's fiscal 1999 was $6.96 per share.

Employee Stock Purchase Plan

        In 1985, the Company adopted the 1985 Employee Stock Purchase Plan, as amended. Under the Plan, eligible employees (which generally included all full-time employees of the Company) could subscribe for shares of Class A Common Stock at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock on the first day or last day of the purchase period, whichever was lower. Payment of the purchase price of the shares was made in installments through payroll deductions, with no right of prepayment. The Company reserved 1,125,767 shares of Class A Common Stock for issuance under the Plan. The Amended Purchase Plan was administered by the Compensation Committee. As of September 30, 1999, no shares of Class A Common Stock were subscribed for under the Plan.

Equity Incentive Plan

        Old Arahova's 1992 Equity Incentive Plan (the "Equity Plan") permitted the issuance of up to 1,613,945 shares of the Company's Class A Common Stock for high levels of performance and productivity by officers and other management employees of the Company. The Equity Plan was administered by the Company's Board of Directors. The Plan authorized the Board of Directors to grant stock based awards that included, but were not limited to, restricted stock, performance shares and deferred stock. The Board of Directors determined the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant. These stock based awards vested over the options' respective vesting periods. Recipients were not required to provide consideration to the Company other than rendering service. Under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), compensation cost was recognized over the vesting period of the shares granted based upon the market value of the restricted stock at the date of grant. The restricted stock awards were recorded at the market value of the Company's stock on the date of grant. Initially, the total market value of the restricted shares was treated as unearned compensation and was charged to expense over the options' respective vesting periods.

        During the fiscal year ended May 31, 1999, the Company granted 270,000 shares of restricted stock with weighted average fair values at the date of grant of $19.21 per share. Through May 31, 1999, the Company had granted 1,238,027 shares of restricted stock to 20 officers and employees of the Company. No shares of restricted stock were granted after May 31, 1999. As of September 30, 1999, no shares of restricted stock were outstanding. As a result of the termination of certain executive employment agreements, substantially all restricted shares became fully vested. These shares ceased to be restricted upon completion of the Merger.

        The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost was recognized with respect to their stock option and stock purchase plans during the fiscal year ended May 31, 1999. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of SFAS 123, the Company's consolidated net income and consolidated net income per common share for the fiscal year ended May 31, 1999 would have been increased to the pro forma amounts indicated below:

                                                                                       Old Arahova
                                                                                     ---------------
                                                                                       Year Ended
                                                                                         May 31,
                                                                                          1999
                                                                                     ---------------
Consolidated net income applicable to common shares:
    As reported:
    Loss from continuing operations                                                  $     (58,106)
    Gain on sale of discontinued operations                                                314,290
                                                                                     ---------------
    Net income                                                                       $     256,184
                                                                                     ===============

Pro forma:
     Loss from continuing operations                                                 $     (59,764)
     Gain on sale of discontinued operations                                               314,290
                                                                                     ---------------
Net income                                                                           $     254,526
                                                                                     ===============



                                                                                       Old Arahova
                                                                                     ---------------
                                                                                       Year Ended
                                                                                         May 31,
                                                                                          1999
                                                                                     ---------------

Consolidated net income per common share - basic & diluted
As reported:
Loss from continuing operations                                                      $        (.77)
Gain on sale of discontinued operations                                                       4.18
                                                                                     ---------------
Net income                                                                           $        3.41
                                                                                     ===============

Pro forma:
     Loss from continuing operations                                                 $        (.79)
     Gain on sale of discontinued operations                                                  4.18
                                                                                     ---------------
     Net income                                                                      $        3.39
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

        Old Arahova sponsored 401(k) retirement plans covering substantially all employees of its wholly owned cable subsidiaries. Total expense under the plans amounted to $1,437 for the year ended May 31, 1999, and $630 for the four months ended September 30, 1999.

        New Arahova participates in an Adelphia savings 401(k) and stock incentive plan ("Plan"). The Plan provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. New Arahova matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During the three months ended December 31, 1999 and the year ended December 31, 2000, no significant matching contributions were made by New Arahova. The Plan rewards full time employees with compensation bonuses based on Adelphia Class A common stock performance. During the three months ended December 31, 1999 and the year ended December 31, 2000, no significant costs associated with this Plan were allocated to the Company.

8.  Taxes on Income

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

        The tax effects of significant items comprising Arahova's net deferred tax liability are as follows:

                                                                                 December 31,
                                                                              1999           2000
                                                                         -------------- ---------------
      Deferred tax liabilities:
        Differences between book and tax basis of property, plant and
          equipment and intangible assets                                $   1,837,007  $   2,019,064
                                                                         -------------- ---------------
      Deferred tax assets:
        Tax credits and other assets                                            14,616         69,598
        Operating loss carryforwards                                           199,027        223,954
                                                                         -------------- ---------------
                                                                               213,643        293,552
        Valuation allowance                                                    (11,326)       (37,216)
                                                                         -------------- ---------------

            Subtotal                                                           202,317        256,336
                                                                         -------------- ---------------

        Net deferred tax liability                                       $   1,634,690  $   1,762,728
                                                                         ============== ===============

        For the three months ended December 31, 1999, there was no change in the valuation allowance. There was a decrease in the valuation allowance of $94,402 due to the Merger on October 1, 1999. There was an increase in the valuation allowance of $25,890 regarding state income taxes for the year ended December 31, 2000.

        Income tax benefit (expense) is as follows:

                                                 Old Arahova                       New Arahova
                                       ------------------------------  -----------------------------------
                                            Year       Four Months      Three Months
                                           Ended          Ended             Ended           Year Ended
                                           May 31,     September 30,     December 31,       December 31,
                                            1999           1999             1999               2000
                                       ------------- ----------------  ---------------- ------------------
                    Current            $   (12,165)  $       (5,635)   $       (6,175)  $        (18,262)
                    Deferred                  (121)            (202)            9,540             63,116
                                       ------------- ----------------  ---------------- ------------------

                          Total        $   (12,286)  $       (5,837)   $        3,365   $         44,854
                                       ============= ================  ================ ==================

         Income tax benefit (expense) is included in the Company's consolidated financial statements as follows:

                                                 Old Arahova                        New Arahova
                                        ------------------------------  ---------------------------------

                                            Year         Four Months      Three Months
                                            Ended           Ended            Ended         Year Ended
                                           May 31,      September 30,     December 31,     December 31,
                                            1999            1999              1999             2000
                                        ------------- ----------------  ---------------- ----------------
               Continuing operations    $   13,453    $       (5,837)   $        3,365   $       44,854
               Discontinued operations      (25,739)               -                 -                -
                                        ------------- ----------------  ---------------- ----------------

                       Total            $   (12,286)  $       (5,837)   $        3,365   $       44,854
                                        ============= ================  ================ ================

        A reconciliation of the statutory federal income tax rate and Arahova's effective income tax rate for continuing operations is as follows:

                                                                Old Arahova                     New Arahova
                                                        --------------------------- ----------------------------------
                                                           Year      Four Months      Three Months
                                                          Ended         Ended            Ended           Year Ended
                                                         May 31,    September 30,     December 31,      December 31,
                                                           1999          1999             1999              2000
                                                        ----------- --------------- ---------------- -----------------
          Statutory federal income tax rate                  35%             35%           35%               35%
          Change in federal valuation allowance              (8%)            (7%)           -                 -
          State taxes, net of federal benefit                 2%             (2%)           7%               (3%)
          Non deductible compensation
            and merger and integration costs                 (7%)           (26%)           -                 -
          Goodwill                                           (2%)            (1%)         (20%)              (7%)
          Other                                              (1%)            (2%)           -                (1%)
                                                        ----------- --------------- ---------------- -----------------
          Effective income tax benefit (expense) rate        19%             (3%)          22%               24%
                                                        =========== =============== ================ =================

        At December 31, 2000, Arahova and its corporate subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $516,942 expiring through 2020 as follows:

2001       $  3,856     2006   $ 18,744     2011   $  45,221   2016  $       -
2002          4,104     2007     18,129     2012           -   2017      2,099
2003         63,359     2008     56,146     2013           -   2018     36,835
2004         69,254     2009     48,319     2014           -   2019         -
2005         50,122     2010     61,739     2015           -   2020     39,015

9.  Disclosures about Fair Value of Financial Instruments

        Included in Arahova's financial instrument portfolio are cash and cash equivalents, investments in marketable securities, fixed and variable rate debt, and an interest rate swap. The carrying value of cash and cash equivalents, variable rate debt and investments in marketable securities approximate their fair values at December 31, 1999 and 2000. The fair value of the fixed rate debt at December 31, 1999 and 2000 was $1,938,335 and $1,690,975, respectively. The fair value of the fixed rate debt exceeded the carrying value by approximately $40,900 and the carrying value exceeded the fair value by approximately $105,200 at December 31, 1999 and 2000, respectively. At December 31, 2000, Arahova would have received approximately $162 to settle its interest rate swap agreement, representing the excess of fair value over carrying value of this agreement. The fair values of the debt and interest rate swap were based upon quoted market prices of similar instruments or on rates available to Arahova for instruments of similar terms and remaining maturities.

10. Related Party Transactions

        Old Arahova purchased workers' compensation and general liability insurance from Sentry Insurance (a holder of approximately 1% of Old Arahova Class B common stock until June 1998) and its affiliated companies. The Company paid a total of $4,112, for such insurance for the fiscal year ended May 31, 1999.

        Leavy Rosensweig & Hyman of which David Z. Rosensweig is a member, served as General Counsel to Old Arahova. Mr. Rosensweig was also a director and secretary of Old Arahova. Old Arahova paid approximately $1,743 to Leavy Rosensweig & Hyman for the fiscal year ended May 31, 1999.

        At the effective time of the Merger, Century sold its shares of Class A common stock of Citizens to Dr. Leonard Tow, former Chairman and Chief Executive Officer of Century at fair market value, based on the closing market price of such shares on the date the Merger Agreement was signed. Based on that closing price, the aggregate sales price was approximately $39,800.

        New Arahova has agreements with affiliates which provide for payment of fees to New Arahova. The aggregate fee revenues from affiliates amounted to approximately $0 and $1,800 for the three months ended December 31, 1999 and the year ended December 31, 2000, respectively.

        New Arahova periodically receives funds from and advances funds to Adelphia. Arahova charged $13,278 and $27,853 of interest to Adelphia on such receivables for the three months ended December 31, 1999 and the year ended December 31, 2000, respectively.

11. Subsequent Events

        On January 1, 2001, Adelphia closed on its previously announced agreement to swap certain cable systems of Adelphia and its wholly owned subsidiaries with Comcast Corporation ("Comcast") in a geographic rationalization of the companies' respective markets. As part of this transaction, Arahova added approximately 168,000 subscribers in the Los Angeles, CA and West Palm/Fort Pierce, FL areas. In exchange, Comcast received Arahova systems serving approximately 178,000 subscribers in New Jersey, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction.

        On January 3, 2001, certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reduction over time and upon the occurrence of certain events, including some debt financings and asset sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION


        Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) Documents incorporated by reference of filed with this report.

    Financial statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(1) A listing of the consolidated financial statements, notes and independent auditors' report required in Item 8 are listed in the index in Item 8 of this Annual Report on Form 10-K.

(2) Financial statement schedules:
         The following are included in this Report:
                Schedule I  -- Condensed Financial Information of the Registrant
                Schedule II -- Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number                                      Description
------                                      -----------


2.1 Agreement and Plan of Merger, dated as of March 5, 1999, by and among the Company, Adelphia Communications Corporation and Adelphia Acquisition Subsidiary, Inc. as amended by the First Amendment to the Agreement and Plan of Merger, dated as of July 12, 1999 and the Second Amendment to the Agreement and Plan of Merger, dated as of July 29, 1999. (File No. 0-16899)

2.2 First Amendment to Agreement and Plan of Merger dated as of July 12, 1999 with respect to merger with Century Communications Corp. (Incorporated herein by reference is Exhibit 2.01 to Adelphia's Current Report on Form 8-K for the event dated July 12, 1999.) (File No. 0-16014).

2.3 Second Amendment to Agreement and Plan of Merger dated as of July 29, 1999 with respect to merger with Century Communications Corp. (Incorporated herein by reference is Exhibit 2.02 to Adelphia's Current Report on Form 8-K for the event dated July 12, 1999.) (File No.-16014).

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

*10.1 Employment Agreement, dated as of January 1, 1997, between the Company and Scott N. Schneider (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

*10.2 Employment Agreement, dated as of January 1, 1997, between the Company and Michael G. Harris (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

*10.3 Employment Agreement, dated as of January 1, 1997, between the Company and Frank Tow (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.4 Agreement for lease dated as of January 1, 1997 by and between Locust Avenue Associates Limited Partnership and Century Texas (filed as
         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

*10.5 1994 Stock Option Plan of the Company (filed as Exhibit 10(v)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference). (File No. 0-16899)

10.6 Amendment No. 1 to Management Agreement and Joint Venture Agreement (Century ML Venture), dated September 21, 1987, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as
         Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference). (File No. 0-16899)

10.7 Management Agreement and Joint Venture Agreement (Century-ML Radio Venture), dated as of February 15, 1989, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference). (File No. 0-16899)

10.8 Credit Agreement dated as of April 15, 1997 among Citizens Century Cable Television Venture, Bank of America, National Trust and Savings Association, as Syndication Agent, and Societe General, as Agent, Corestates Bank, N.A., The First National Bank of Boston, LTCB Trust Company, and PNC Bank, National Association, as Co-Agents, and each of the bank parties thereto (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.9 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Domision (Texas), Inc. Syndication Agent. (Incorporated by reference to Exhibit 10.01 to Adelphia Communication Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.) (File No. 0-16014)

*10.10 Employment Agreement, dated as of January 1, 1997, between the Company and Bernard P. Gallagher (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference). (File No. 0-16899)

*10.11 Modification Agreement, dated as of June 1, 1998, between the Company and Scott N. Schneider (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No.
         0-16899)

*10.12 Modification Agreement, dated as of June 1, 1998, between the Company and Bernard P. Gallagher (filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No.
         0-16899)

*10.13 Modification Agreement, dated as of June 1, 1998, between the Company and Michael G. Harris (filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No.
         0-16899)

*10.14 Modification Agreement, dated as of June 1, 1998, between the Company and Frank Tow (filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

*10.15 Employment Agreement, dated as of July 1, 1997, between the Company and Leonard Tow (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.16 Agreement and Plan of Merger, dated as of July 2, 1998, between Centennial Cellular Corp. and CCW Acquisition Corp (filed as Exhibit
         10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.17 Stockholder Agreement, dated as of July 2, 1998, between CCW Acquisition Corp. and Century Communications Corp (filed as Exhibit
         10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.18 Agreement of Limited Partnership of Century-TCI California Communications, LP., dated as of December 7, 1999 (Incorporated herein by reference is Exhibit 10.115 to the Form 10-K for Adelphia Communications Corporation for the year ended December 31, 1999). (File No. 0-16014)

10.19 Credit Agreement dated as of December 3, 1999 among Century-TCI California, L.P., Certain Lenders, Societe Generale and Deutsche Bank Securities, Inc., as Co-Syndication Agents, Salomon Smith Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank, N.A. as Documentation Agent and Citibank, N.A. as Administrative Agent (Incorporated herein by reference is Exhibit 10.116 to the Form 10-K for Adelphia Communications Corporation for the year ended December 31,
         1999). (File No. 0-16014)

* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

(a) The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant or its Subsidiaries not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b)      The Registrant filed Form 8-Ks during the quarter ended December 31,
         2000.

(c) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.

                                             SCHEDULE I (Page 1 of 3)
                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Condensed Information as to the Financial Position of the Registrant
                                        (Dollars in thousands)
                                                                                 December 31,
                                                                            1999              2000
                                                                       ---------------   ---------------
ASSETS
Investment in and net advances to cable television
  subsidiaries and related parties                                     $   5,205,427     $   5,423,543
Cash and cash equivalents                                                        408                 -
Other assets - net                                                            23,448            20,180
                                                                       ---------------     -------------
          Total                                                        $   5,229,283     $   5,443,723
                                                                       ===============   ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

Parent debt                                                            $   1,832,939     $   1,753,377
Accrued interest and other liabilities                                        37,369            31,321
                                                                       ---------------   ---------------
          Total liabilities                                                1,870,308         1,784,698

Stockholder's equity - see consolidated financial
  statements included herein for details                                   3,358,975  *      3,659,025
                                                                       ---------------     -------------
          Total                                                        $   5,229,283     $   5,443,723
                                                                       ===============   ===============

*Excludes $442,120 of related party receivables - net shown in consolidated balance sheet as of December 31,1999.

                                             SCHEDULE I (Page 2 of 3)
                                  ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Condensed Information as to the Operations of the Registrant
                                              (Dollars in thousands)

                                                                                   Three Months
                                                                                       Ended          Year Ended
                                                                                    December 31,     December 31,
                                                                                       1999              2000
                                                                                 ----------------- ---------------
INCOME
Income from parent                                                               $       13,278    $      23,777
                                                                                 ----------------- ---------------

EXPENSES
Amortization                                                                                866            3,345
Interest expense, net of interest income from subsidiaries of $161,583 in 2000           31,933           20,000
                                                                                 ----------------- ---------------
          Total                                                                          32,799           23,345
                                                                                 ----------------- ---------------

(Loss) income before equity in net income of subsidiaries                               (19,521)             432

Equity in net income (loss) of subsidiaries                                               7,350         (145,311)
                                                                                 ----------------- ---------------
Net loss                                                                         $      (12,171)   $    (144,879)
                                                                                 ================= ===============

                                              SCHEDULE I (Page 3 of 3)
                                   ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                            Condensed Information as to the Cash Flows of the Registrant
                                               (Dollars in thousands)
                                                                                    Three Months
                                                                                        Ended          Year Ended
                                                                                     December 31,      December 31,
                                                                                        1999               2000
                                                                                 ------------------  ----------------
Cash flows from operating activities:
  Net loss                                                                       $        (12,171)   $     (144,879)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Equity in net (income) loss of subsidiaries                                        (7,350)          145,311
        Amortization                                                                          866             3,345
        Noncash interest expense                                                           12,238            70,438
        Change in operating assets and liabilities:
           Accrued interest and other liabilities                                          10,967            (5,871)
                                                                                 ------------------  ----------------
Net cash provided by operating activities                                                   4,550            68,344
                                                                                 ------------------  ----------------

Cash flows from investing activities:
  Investments in and advances to subsidiaries and related parties - net                    (4,550)           81,328
                                                                                 ------------------  ----------------

Cash flows from financing activities:
  Repayments of debt                                                                            -          (150,000)
  Costs associated with debt financings                                                         -               (80)
                                                                                 ------------------  ----------------
Net cash used for financing activities                                                          -          (150,080)
                                                                                 ------------------  ----------------

Net decrease in cash and cash equivalents                                                       -              (408)
                                                                                 ------------------  ----------------

Cash and cash equivalents, beginning of period                                                408               408
                                                                                 ------------------  ----------------

Cash and cash equivalents, end of period                                         $            408    $            -
                                                                                 ==================  ================

Supplemental disclosure of cash flow activity -
  Cash payments for interest                                                     $          8,732    $      116,535
                                                                                 ==================  ================

                                                        SCHEDULE II
                                                        -----------
                                       ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                                   (Dollars in thousands)

                                                 Balance at      Charged to                                        Balance
                                                  Beginning       Costs and     Deductions-                        at End
                                                  of Period       Expenses      Write-Offs     Acquisitions       of Period
                                               --------------  --------------  --------------  --------------  --------------

Three Months Ended December 31, 1999

Allowance for doubtful accounts                $      2,260    $      3,194    $     (1,881)   $          -    $      3,573
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    105,728    $          -    $          -    $    (94,402)   $     11,326
                                               ==============  ==============  ==============  ==============  ==============

Year Ended December 31, 2000

Allowance for doubtful accounts                $      3,573    $     16,513    $    (17,510)   $        471    $      3,047
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $     11,326    $     25,890    $          -    $          -    $     37,216
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


                           ARAHOVA COMMUNICATIONS, INC.

April 2, 2001         By:  /s/ Timothy J. Rigas
                           ---------------------
                           Timothy J. Rigas, Director, Executive Vice President,
                           Chief Financial Officer, Chief Accounting Officer,
                           and Treasurer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 2, 2001              /s/ John J. Rigas
                           ------------------
                           John J. Rigas,
                           Director

April 2, 2001              /s/ Timothy J. Rigas
                           ---------------------
                           Timothy J. Rigas, Director, Executive Vice President,
                           Chief Financial Officer, Chief Accounting Officer,
                           and Treasurer


April 2, 2001              /s/ Michael J. Rigas
                           --------------------
                           Michael J. Rigas,
                           Director


April 2, 2001              /s/ James P. Rigas
                           -------------------
                           James P. Rigas,
                           Director

                                  EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------


2.1 Agreement and Plan of Merger, dated as of March 5, 1999, by and among the Company, Adelphia Communications Corporation and Adelphia Acquisition Subsidiary, Inc. as amended by the First Amendment to the Agreement and Plan of Merger, dated as of July 12, 1999 and the Second Amendment to the Agreement and Plan of Merger, dated as of July 29, 1999. (File No. 0-16899)

2.2 First Amendment to Agreement and Plan of Merger dated as of July 12, 1999 with respect to merger with Century Communications Corp. (Incorporated herein by reference is Exhibit 2.01 to Adelphia's Current Report on Form 8-K for the event dated July 12, 1999.) (File No. 0-16014).

2.3 Second Amendment to Agreement and Plan of Merger dated as of July 29, 1999 with respect to merger with Century Communications Corp. (Incorporated herein by reference is Exhibit 2.02 to Adelphia's Current Report on Form 8-K for the event dated July 12, 1999.) (File No.-16014).

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

10.1 Employment Agreement, dated as of January 1, 1997, between the Company and Scott N. Schneider (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.2 Employment Agreement, dated as of January 1, 1997, between the Company and Michael G. Harris (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.3 Employment Agreement, dated as of January 1, 1997, between the Company and Frank Tow (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.4 Agreement for lease dated as of January 1, 1997 by and between Locust Avenue Associates Limited Partnership and Century Texas (filed as
         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.5 1994 Stock Option Plan of the Company (filed as Exhibit 10(v)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference). (File No. 0-16899)

10.6 Amendment No. 1 to Management Agreement and Joint Venture Agreement (Century ML Venture), dated September 21, 1987, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as
         Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference). (File No. 0-16899)

10.7 Management Agreement and Joint Venture Agreement (Century-ML Radio Venture), dated as of February 15, 1989, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference). (File No. 0-16899)

10.8 Credit Agreement dated as of April 15, 1997 among Citizens Century Cable Television Venture, Bank of America, National Trust and Savings Association, as Syndication Agent, and Societe General, as Agent, Corestates Bank, N.A., The First National Bank of Boston, LTCB Trust Company, and PNC Bank, National Association, as Co-Agents, and each of the bank parties thereto (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.9 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Domision (Texas), Inc. Syndication Agent. (Incorporated by reference to Exhibit 10.01 to Adelphia Communication Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.) (File No. 0-16014)

10.10 Employment Agreement, dated as of January 1, 1997, between the Company and Bernard P. Gallagher (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference). (File No. 0-16899)

10.11 Modification Agreement, dated as of June 1, 1998, between the Company and Scott N. Schneider (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No.
         0-16899)

10.12 Modification Agreement, dated as of June 1, 1998, between the Company and Bernard P. Gallagher (filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No.
         0-16899)

10.13 Modification Agreement, dated as of June 1, 1998, between the Company and Michael G. Harris (filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No.
         0-16899)

10.14 Modification Agreement, dated as of June 1, 1998, between the Company and Frank Tow (filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.15 Employment Agreement, dated as of July 1, 1997, between the Company and Leonard Tow (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.16 Agreement and Plan of Merger, dated as of July 2, 1998, between Centennial Cellular Corp. and CCW Acquisition Corp (filed as Exhibit
         10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.17 Stockholder Agreement, dated as of July 2, 1998, between CCW Acquisition Corp. and Century Communications Corp (filed as Exhibit
         10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference). (File No. 0-16899)

10.18 Agreement of Limited Partnership of Century-TCI California Communications, LP., dated as of December 7, 1999 (Incorporated herein by reference is Exhibit 10.115 to the Form 10-K for Adelphia Communications Corporation for the year ended December 31, 1999). (File No. 0-16014)

10.19 Credit Agreement dated as of December 3, 1999 among Century-TCI California, L.P., Certain Lenders, Societe Generale and Deutsche Bank Securities, Inc., as Co-Syndication Agents, Salomon Smith Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank, N.A. as Documentation Agent and Citibank, N.A. as Administrative Agent (Incorporated herein by reference is Exhibit 10.116 to the Form 10-K for Adelphia Communications Corporation for the year ended December 31,
         1999). (File No. 0-16014)