Form 10-Q
period 2001-03-31
ARAHOVA COMMUNICATIONS INC
filed 2001-05-15
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

 __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
      _____________

                         Commission File Number: 0-16899


                          ARAHOVA COMMUNICATIONS, INC.*
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

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communications, Inc. consisting of 1,000 shares as of May 15, 2001.

*Arahova meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                   Page
                                                                                                                 -----

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 2000 and
        March 31, 2001 (Unaudited).....................................................................            3

       Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) -
        Three Months Ended March 31, 2000 and 2001 (Unaudited).........................................            4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended
        March 31, 2000 and 2001 (Unaudited)............................................................            5

       Notes to Condensed Consolidated Financial Statements (Unaudited)................................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................           10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................           15

Item 6.  Exhibits and Reports on Form 8-K..............................................................           17

SIGNATURE..............................................................................................           18

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Arahova Communications, Inc. and subsidiaries ("Arahova" or the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Adelphia's Registration Statement No. 333-78027, under the caption "Risk Factors."

                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                 (Dollars in thousands)


                                                                                      December 31,           March 31,
                                                                                          2000               2001
                                                                                    ------------------  -----------------
ASSETS
Cable systems, at cost, net of accumulated depreciation and amortization:
   Property, plant and equipment                                                    $      1,887,809    $     2,361,795
   Intangible assets                                                                       9,204,228         10,755,732
                                                                                    ------------------  -----------------
     Total cable systems                                                                  11,092,037         13,117,527

Cash and cash equivalents                                                                     91,556             91,405
Investments                                                                                  115,883            106,130
Subscriber receivables - net                                                                  77,493             77,395
Prepaid expenses and other assets - net                                                      114,734            133,890
                                                                                    ------------------  -----------------

     Total                                                                          $     11,491,703    $    13,526,347
                                                                                    ==================  =================

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

Parent debt                                                                         $      1,753,377    $     1,771,349
Subsidiary debt                                                                            2,560,448          3,546,837
Accounts payable                                                                             262,205            235,130
Subscriber advance payments and deposits                                                      27,769             31,586
Accrued interest and other liabilities                                                       235,229            225,667
Related party payables - net                                                                 621,710            165,551
Deferred income taxes                                                                      1,762,728          2,213,108
                                                                                    ------------------  -----------------
     Total                                                                                 7,223,466          8,189,228

Minority interests                                                                           609,212            615,872

Commitments and contingencies (Note 6)

Common stockholder's equity Common stock, par value $.01 per share:
     1,000 shares authorized, issued and outstanding                                              -                  -
    Additional paid-in-capital                                                             3,816,075          4,744,143
    Accumulated (deficit) retained earnings                                                 (157,050)           (22,896)
                                                                                    ------------------  -----------------
     Total common stockholder's equity                                                     3,659,025          4,721,247
                                                                                    ------------------  -----------------

     Total                                                                          $     11,491,703    $    13,526,347
                                                                                    ==================  =================





                      See the accompanying notes to condensed consolidated financial statements.

                                     ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                                (Dollars in thousands)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                            2000             2001
                                                                                        ---------------  ---------------

Revenues                                                                                $     211,694    $     386,500

Operating expenses:
  Direct operating and programming                                                             67,272          136,838
  Selling, general and administrative                                                          35,855           64,596
  Depreciation and amortization                                                                69,408          128,434
  Management fees to managing affiliate                                                             -            1,688
  Merger costs                                                                                      -              874
                                                                                        ---------------  ---------------
          Total                                                                               172,535          332,430
                                                                                        ---------------  ---------------

Operating income                                                                               39,159           54,070

Other (expense) income:
  Interest expense - net                                                                      (50,121)         (97,840)
  Minority interest in income of subsidiaries                                                  (5,226)            (731)
  Gain on cable systems exchange                                                                    -          217,189
  Other                                                                                             -           (1,257)
                                                                                        ---------------  ---------------
          Total                                                                               (55,347)         117,361
                                                                                        ---------------  ---------------

(Loss) income before income taxes                                                             (16,188)         171,431
Income tax benefit (expense)                                                                    2,829         (37,277)
                                                                                        ---------------  ---------------

Net (loss) income                                                                            (13,359)          134,154

Other comprehensive loss - net of income taxes                                                (4,997)                -
                                                                                        ---------------  ---------------

Comprehensive (loss) income                                                              $   (18,356)     $     134,154
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

                                    ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                         2000               2001
                                                                                    ----------------   ----------------
Cash flows from operating activities:
  Net (loss) income                                                                 $      (13,359)    $      134,154
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                       69,408            128,434
        Minority interest in income of subsidiaries                                          5,226                731
        (Decrease)Increase in deferred taxes, net of effects of acquisitions
          and cable systems contributed by Adelphia                                        (3,382)             34,581
        Non-cash interest expense                                                           22,141             17,551
        Other                                                                                   -               1,257
        Gain on cable systems exchange                                                          -            (217,189)
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems contributed by Adelphia:
           Subscriber receivables                                                            6,563              6,833
           Prepaid expenses and other assets                                               (13,568)           (14,256)
           Accounts payable and accrued liabilities                                        (25,210)           (73,779)
                                                                                    ----------------   ----------------
              Net cash provided by operating activities                                     47,819             18,317
                                                                                    ----------------   ----------------

Cash flows from investing activities:
  Capital expenditures                                                                     (39,510)          (243,875)
  Amounts invested in and advanced to related parties                                      (31,434)          (389,222)
                                                                                    ----------------   ----------------
               Net cash used for investing activities                                      (70,944)          (633,097)
                                                                                    ----------------   ----------------

Cash flows from financing activities:
  Proceeds from debt                                                                            -           2,838,192
  Repayments of debt                                                                            -          (2,212,165)
  Costs associated with debt financings                                                         -             (15,526)
  Contribution of cash by parent                                                                -               4,128
                                                                                    ----------------   ----------------
         Net cash provided by financing activities                                              -             614,629
                                                                                    ----------------   ----------------

Net decrease in cash and cash equivalents                                                 (23,125)               (151)


Cash and cash equivalents, beginning of period                                             128,028             91,556
                                                                                    ----------------   ----------------

Cash and cash equivalents, end of period                                            $      104,903     $       91,405
                                                                                    ================   ================













                     See the accompanying notes to condensed consolidated financial statements.

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

    Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective is reported in the statement of operations immediately.

    The adoption of these standards did not have a material impact on the Company's financial statements and therefore, the transition adjustment is not separately presented.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

2.       Significant Events Subsequent to December 31, 2000

    On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company added approximately 168,000 basic subscribers in the Los Angeles, CA and West Palm/Fort Pierce, FL areas in exchange for approximately 178,000 basic subscribers in New Jersey, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. As a result of this transaction, the Company recorded a gain of approximately $217,000, and an increase of property, plant and equipment and intangibles of approximately $15,000 and $202,000, respectively. The Company has made a preliminary allocation of the purchase accounting, which is subject to final allocation.

    On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001 the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova. Financial results of the contributed systems are included in the consolidated results of Arahova from the date of contribution.

    Arahova recorded the contribution of these cable systems and related assets and liabilities at historical cost as follows:

             Cable systems, net                       $     1,680,532
             Other assets                                      82,561
             Debt                                             360,608
             Deferred tax liability                           415,799
             Other liabilities                                 58,618
             Net equity                                       928,068


    The following unaudited financial information for the three months ended March 31, 2000 has been presented as if the Comcast cable systems exchange, the January 2001 contribution of cable systems from Adelphia, and the contribution of cable systems and acquisitions that were consummated during the year ended December 31, 2000 had occurred on January 1, 2000.

                                                     Three Months
                                                         Ended
                                                        March 31,
                                                          2000
                                                   -----------------

             Revenues                              $       376,441
             Net loss                                      (34,097)


    The above financial information excludes the gain on the cable systems exchange of $217,189.

    On April 25, 2001, and in a related transaction on May 11, 2001, Adelphia completed an offering of $575,000 of 3.25% convertible subordinated notes due 2021. Net proceeds from this offering, after deducting offering expenses were approximately $563,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries, a portion of which may be borrowed and used for general corporate purposes.

3.       Debt

    Debt is summarized as follows:

         Parent Debt:

                                                                               December 31,       March 31,
                                                                                   2000              2001
                                                                             ----------------- -----------------
                    9 3/4% Senior Notes due 2002                             $       201,005   $       200,792
                    Senior Discount Notes due 2003                                   354,392           363,627
                    9 1/2% Senior Notes due 2005                                     250,950           250,890
                    8 7/8% Senior Notes due 2007                                     243,805           244,066
                    8 3/4% Senior Notes due 2007                                     217,440           217,728
                    8 3/8% Senior Notes due 2017                                      94,420            94,504
                    8 3/8% Senior Notes due 2007                                      94,930            95,116
                    Senior Discount Notes due 2008                                   296,435           304,626
                                                                             ----------------- -----------------
                             Total parent debt                               $     1,753,377   $     1,771,349
                                                                             ================= =================

         Subsidiary Debt:
                                                                               December 31,       March 31,
                                                                                   2000              2001
                                                                             ----------------- -----------------
                    Notes to banks                                            $    2,487,317   $     3,480,027
                    9.47% Senior Secured Notes due 2002                               42,805            42,385
                    Other debt                                                        30,326            24,425
                                                                              ---------------- -----------------
                             Total subsidiary debt                            $    2,560,448   $     3,546,837
                                                                              ================ =================

4.       Supplemental Financial Information

    Cash payments for interest were $47,251 and $97,396 for the three months ended March 31, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $304,027 and $260,237 at December 31, 2000 and March 31, 2001, respectively. Accumulated amortization of intangible assets amounted to $311,607 and $392,607 at December 31, 2000 and March 31, 2001, respectively. Adelphia's contribution of cable systems to Arahova included accumulated depreciation of property, plant and equipment totaling $38,047 and accumulated amortization of intangible assets totaling $46,994.

    Interest expense - net includes interest income of $12,796 and $8,097 for the three months ended March 31, 2000 and 2001, respectively. Interest income includes interest income from affiliates of $8,582 and $5,976 on related party receivables balances for the three months ended March 31, 2000 and 2001, respectively.

5.       Income Taxes

    Income tax benefit for the three months ended March 31, 2000 and 2001, respectively was primarily comprised of deferred tax.

6.       Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

7.       Derivative Financial Instruments

    The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

    The Company has an investment in stock purchase warrants which can be net share settled and is considered to be a derivative under the provisions of SFAS No. 133. The Company has received these stock purchase warrants from a vendor in connection with various agreements. The change in the fair value of these instruments is recorded in "Other" in the condensed consolidated statement of operations. On January 1, 2001, no transition adjustment was required in conjunction with the adoption of this standard, as the fair value was equal to the investment's carrying value. During the quarter ended March 31, 2001 a period loss of $3,400 was recorded in "Other" in the condensed consolidated statement of operations. At January 1, 2001 and March 31, 2001, the aggregate fair value of stock purchase warrants considered to be derivatives was $9,300 and $5,900, respectively.

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

    The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rental), local and national advertising sales, digital and high speed data services and pay-per-view programming. As of March 31, 2001, the Company owned systems with broadband networks that served approximately 2,843,000 basic subscribers.

    On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company added approximately 168,000 basic subscribers in the Los Angeles, CA and West Palm/Fort Pierce, FL areas in exchange for approximately 178,000 basic subscribers in New Jersey, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. As a result of this transaction, the Company recorded a gain of approximately $217,000, and an increase of property, plant and equipment and intangibles of approximately $15,000 and $202,000, respectively. The Company has made a preliminary allocation of the purchase accounting, which is subject to final allocation.

    On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova. Financial results of the contributed systems are included in the consolidated results of Arahova from the date of contribution.

Results of Operations

Three Months Ended March 31, 2000 and 2001

    The following table is derived from Arahova's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income for the periods indicated.

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ------------------------
                                                                                 2000          2001
                                                                               ---------     ----------

             Revenues                                                           100.0%        100.0%

             Expenses:
              Direct operating and programming                                  31.8%          35.4%
              Selling, general and administrative                               16.9%          16.7%
              Depreciation and amortization                                     32.8%          33.2%
              Management fees to managing affiliate                               -              .4%
              Merger costs                                                        -              .2%
                                                                               ---------     ----------
             Operating income                                                   18.5%          14.1%
                                                                               =========     ==========

Revenues

    Revenues increased approximately 82.6% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase is attributable to the contributions of cable systems by Adelphia, acquisitions and new services.

Direct Operating and Programming Expenses

    These expenses, which are mainly basic and premium programming costs and technical expenses, increased 103.4% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase was primarily due to incremental costs associated with increased subscribers due to the contributions of cable systems by Adelphia and acquisitions partially offset by operational efficiencies recognized in connection with the acquisitions.

Selling, General and Administrative Expenses

    These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 80.2% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase was primarily due to incremental costs associated with increased subscribers due to the contributions of cable systems by Adelphia, acquisitions and the roll-out of new services.

Depreciation and Amortization Expenses

    Depreciation and amortization increased 85.0% for the three months ended March 31, 2001 from $69,408 for the same period of the prior year. The increase was primarily due to acquisitions, the contributions of cable systems by Adelphia and increased capital expenditures.

Interest Expense - Net

    Interest expense - net increased 95.2% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase is primarily due to the effects of the contributions of cable systems by Adelphia, incremental debt related to acquisitions, the amortization of debt discount recorded as a result of the Merger and an increase in the average debt outstanding.

Gain on Cable Systems Swap

    On January 1, 2001, Arahova swapped certain cable systems for certain cable systems owned by Comcast. The result of this transaction was a gain of $217,189 for the three months ended March 31, 2001.

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

    On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001 the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova. Financial results of the contributed systems are included in the consolidated results of Arahova from the date of contribution.

    At March 31, 2001, the Company's total outstanding debt aggregated $5,318,186, which included $1,771,349 of parent debt and $3,546,837 of subsidiary debt. As of March 31, 2001, after giving effect to application of the proceeds of Adelphia's April 2001 convertible debt offering, the Company had an aggregate of $619,013 in unused credit lines and cash and cash equivalents, all of which was also available to affiliates and part of which is subject to achieving certain levels of operating performance. The Company's weighted average interest rate on subsidiary debt was approximately 7.27% at March 31, 2001.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at March 31, 2001:

                      Nine months ending December 31, 2001                  $       1,346,600
                      Year ending December 31, 2002                                   222,400
                      Year ending December 31, 2003                                   489,200
                      Year ending December 31, 2004                                   158,700
                      Year ending December 31, 2005                                   525,800

    The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Arahova, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its indentures and its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is, in part, a function of applicable ratios of total debt to cash flow.

    The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, and future financing sources, including Adelphia, will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

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

    Capital expenditures for the three months ended March 31, 2000 and 2001 were $39,510 and $243,875 respectively. This increase was primarily due to acquisitions, cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures from April 1, 2001 through December 31, 2001 will be in a range of approximately $400,000 to $500,000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Adelphia and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. On January 23, 2001, the Appellate Division affirmed the decision of Justice Gammerman. On February 26, 2001, the defendants filed with the Appellate Division a Motion for Leave to Appeal to the Court of Appeals, which was denied by the Appellate Division on or about April 17, 2001. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the Company.

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

                                       ARAHOVA COMMUNICATIONS, INC.
                                       (Registrant)



Date:  May 15, 2001                    By:   /s/ Timothy J. Rigas
                                            ---------------------------------
                                                 Timothy J. Rigas
                                       Executive Vice President (authorized
                                       officer), Chief Financial Officer, Chief
                                       Accounting Officer and Treasurer