Form 10-Q/A
period 2001-03-31
ARAHOVA COMMUNICATIONS INC
filed 2001-08-14
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

                  For the quarterly period ended March 31, 2001

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

                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                            TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                    Page


Item 1.  Financial Statements                                                                                       3


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                        15


Item 6.  Exhibits and Reports on Form 8-K                                                                          16

SIGNATURE                                                                                                          17




SAFE HARBOR STATEMENT


    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Arahova Communications, Inc. and subsidiaries ("Arahova" or the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q/A are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Adelphia's Registration Statement No. 333-78027, under the caption "Risk Factors."

Purpose of this Amendment on Form 10-Q/A

This amendment on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements included in Part I, Item 1, as discussed in Note 8 thereto.

This Form 10-Q/A includes such restated financial statements and related notes thereto for the three months ended March 31, 2000 and as of December 31, 2000, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                 (Dollars in thousands)


                                                                                      December 31,           March 31,
                                                                                         2000*                 2001
                                                                                    ------------------  -----------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:
   Property, plant and equipment                                                    $      2,056,685    $     2,361,795
   Intangible assets                                                                      10,216,592         10,755,732
                                                                                    ------------------  -----------------
     Total cable systems                                                                  12,273,277         13,117,527

Cash and cash equivalents                                                                     94,697             91,405
Investments                                                                                  115,883            106,130
Subscriber receivables - net                                                                  82,692             77,395
Prepaid expenses and other assets - net                                                      117,927            133,890
                                                                                    ------------------  -----------------

     Total                                                                          $     12,684,476    $    13,526,347
                                                                                    ==================  =================

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

Parent debt                                                                         $      1,753,377    $     1,771,349
Subsidiary debt                                                                            2,788,312          3,546,837
Accounts payable                                                                             288,391            235,130
Subscriber advance payments and deposits                                                      29,225             31,586
Accrued interest and other liabilities                                                       251,698            225,667
Related party payables - net                                                                 588,627            165,551
Deferred income taxes                                                                      2,176,985          2,213,108
                                                                                    ------------------  -----------------
     Total                                                                                 7,876,615          8,189,228

Minority interests                                                                           609,212            615,872

Commitments and contingencies (Note 6)

Common stockholder's equity Common stock, par value $.01 per share:
     1,000 shares authorized, issued and outstanding                                              -                  -
    Additional paid-in-capital                                                             4,357,735          4,746,179
    Accumulated (deficit) retained earnings                                                 (159,086)           (24,932)
                                                                                    ------------------  -----------------
     Total common stockholder's equity                                                     4,198,649          4,721,247
                                                                                    ------------------  -----------------

     Total                                                                          $     12,684,476    $    13,526,347
                                                                                    ==================  =================



*As restated, see Note 8.




                      See the accompanying notes to condensed consolidated financial statements.

                                     ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                                (Dollars in thousands)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                            2000*            2001
                                                                                        ---------------  ---------------

Revenues                                                                                $     291,037    $     386,500

Operating expenses:
  Direct operating and programming                                                             96,018          136,838
  Selling, general and administrative                                                          47,695           64,596
  Depreciation and amortization                                                                98,304          128,434
  Management fees to managing affiliate                                                         2,040            1,688
  Merger costs                                                                                      -              874
                                                                                        ---------------  ---------------
          Total                                                                               244,057          332,430
                                                                                        ---------------  ---------------

Operating income                                                                               46,980           54,070

Other (expense) income:
  Interest expense - net                                                                      (64,068)         (97,840)
  Minority interest in income of subsidiaries                                                  (4,617)            (731)
  Gain on cable systems exchange                                                                    -          217,189
  Other                                                                                             -           (1,257)
                                                                                        ---------------  ---------------
          Total                                                                               (68,685)         117,361
                                                                                        ---------------  ---------------

(Loss) income before income taxes                                                             (21,705)         171,431
Income tax benefit (expense)                                                                    3,920          (37,277)
                                                                                        ---------------  ---------------

Net (loss) income                                                                             (17,785)         134,154

Other comprehensive loss - net of income taxes                                                 (4,997)               -
                                                                                        ---------------  ---------------

Comprehensive (loss) income                                                              $    (22,782)    $    134,154
                                                                                        ===============  ===============
















*As restated, see Note 8.




                      See the accompanying notes to condensed consolidated financial statements.

                                    ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                         2000*              2001
                                                                                    ----------------   ----------------
Cash flows from operating activities:
  Net (loss) income                                                                 $      (17,785)    $      134,154
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization                                                       98,304            128,434
        Minority interest in income of subsidiaries                                          4,617                731
        (Decrease) increase in deferred taxes, net of effects of acquisitions
          and cable systems contributed by Adelphia                                         (4,473)            34,581
        Non-cash interest expense                                                           22,141             17,551
        Other                                                                                   -               1,257
        Gain on cable systems exchange                                                          -            (217,189)
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems contributed by Adelphia:
           Subscriber receivables                                                            8,038              6,833
           Prepaid expenses and other assets                                               (17,220)           (13,269)
           Accounts payable and accrued liabilities                                        (40,052)           (73,779)
                                                                                    ----------------   ----------------
              Net cash provided by operating activities                                     53,570             19,304
                                                                                    ----------------   ----------------

Cash flows from investing activities:
  Capital expenditures                                                                     (56,298)          (243,875)
  Amounts invested in and advanced to related parties                                      (19,211)          (389,222)
                                                                                    ----------------   ----------------
               Net cash  used for investing activities                                     (75,509)          (633,097)
                                                                                    ----------------   ----------------

Cash flows from financing activities:
  Proceeds from debt                                                                            -           2,838,192
  Repayments of debt                                                                          (238)        (2,212,165)
  Costs associated with debt financings                                                         -             (15,526)
                                                                                    ----------------   ----------------
         Net cash (used) provided by financing activities                                     (238)           610,501
                                                                                    ----------------   ----------------

Net decrease in cash and cash equivalents                                                  (22,177)            (3,292)

Cash and cash equivalents, beginning of period                                             146,078             94,697
                                                                                    ----------------   ----------------

Cash and cash equivalents, end of period                                            $      123,901     $       91,405
                                                                                    ================   ================











*As restated, see Note 8.




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


    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 8-K filed August 14, 2001. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.


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


    On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova (the "January 2001 Contribution") (see Note 8), of which approximately 131,000 subscribers were acquired by Adelphia in the January 1, 2001 Comcast cable systems exchange.


    The following unaudited financial information for the three months ended March 31, 2000 has been presented as if the Comcast cable systems exchange and acquisitions that were consummated during the year ended December 31, 2000 had occurred on January 1, 2000.



Revenues                                  $       371,988
Net loss                                          (43,465)


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

3.  Debt

    Debt is summarized as follows:

         Parent Debt:

                                                                               December 31,       March 31,
                                                                                   2000              2001
                                                                             ----------------- -----------------
                    9 3/4% Senior Notes due 2002                             $       201,005   $       200,792
                    Senior Discount Notes due 2003                                   354,392           363,627
                    9 1/2% Senior Notes due 2005                                     250,950           250,890
                    8 7/8% Senior Notes due 2007                                     243,805           244,066
                    8 3/4% Senior Notes due 2007                                     217,440           217,728
                    8 3/8% Senior Notes due 2017                                      94,420            94,504
                    8 3/8% Senior Notes due 2007                                      94,930            95,116
                    Senior Discount Notes due 2008                                   296,435           304,626
                                                                             ----------------- -----------------
                             Total parent debt                               $     1,753,377   $     1,771,349
                                                                             ================= =================

         Subsidiary Debt:
                                                                               December 31,        March 31,
                                                                                   2000              2001
                                                                             ----------------- ------------------

                    Notes to banks                                            $    2,714,573   $      3,480,027
                    9.47% Senior Secured Notes due 2002                               42,805             42,385
                    Other debt                                                       30,934              24,425
                                                                              ---------------- ------------------
                             Total subsidiary debt                            $    2,788,312   $      3,546,837

                                                                              ================ ==================



4.  Supplemental Financial Information


    Cash payments for interest were $65,763 and $97,396 for the three months ended March 31, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $336,957 and $260,237 at December 31, 2000 and March 31, 2001, respectively. Accumulated amortization of intangible assets amounted to $342,719 and $392,607 at December 31, 2000 and March 31, 2001, respectively.

    Interest expense - net includes interest income of $17,281 and $8,097 for the three months ended March 31, 2000 and 2001, respectively. Interest expense - net includes net interest income from affiliates of $7,543 and $5,976 on related party receivables balances for the three months ended March 31, 2000 and 2001, respectively.

    Arahova recorded the contribution of cable systems acquired by Adelphia in the January 1, 2001 Comcast cable systems exchange and the related assets and liabilities at Adelphia's historical cost as follows:

Cable systems, net                         $        494,757
Related party receivables                            23,912
Other assets                                          2,519
Debt                                                132,744
Net equity                                          388,444



5.  Income Taxes


    Income tax benefit (expense) for the three months ended March 31, 2000 and 2001, respectively was primarily comprised of deferred tax.


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


8.  Restatement

    In connection with the closing of the April 14, 2000 credit facility, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova (the "April 2000 Contribution"). Arahova recorded the contribution of these cable systems and related assets and liabilities at historical cost.

    On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a short term secured revolving credit facility (Note 2). In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova (the "January 2001 Contribution"), of which approximately 131,000 subscribers were acquired by Adelphia in the January 1, 2001 Comcast cable systems exchange. Arahova recorded the contribution of these cable systems and related assets and liabilities at historical cost.

    Subsequent to the issuance of Arahova's March 31, 2001 condensed consolidated financial statements, management determined that because the cable systems contributed constituted businesses contained within separate legal entities under common control, the April 2000 Contribution and the January 2001 Contribution should be reported in the condensed consolidated financial statements as a change in reporting entity. As a result, the condensed consolidated financial statements for the three months ended March 31, 2000 and as of December 31, 2000 have been restated to reflect the April 2000 Contribution and the January 2001 Contribution for periods that the contributed systems and Arahova were under the common control of Adelphia.

    A summary of the significant effects of the April 2000 Contribution and the January 2001 Contribution for all periods that the contributed systems were under common control of Adelphia is as follows:

                                                             As            April          January
                                                         Previously         2000           2001
                                                          Reported      Contribution   Contribution    As Restated
                                                          ----------------------------------------------------------
Three months ended March 31, 2000
Revenues                                                $     211,694  $      53,941   $      25,402  $     291,037
Total operating expenses                                      172,535         47,731          23,791        244,057
Operating income                                               39,159          6,210           1,611         46,980
Loss before income taxes                                      (16,188)          (772)         (4,745)       (21,705)
Net loss                                                      (13,359)          (772)         (3,654)       (17,785)

As of December 31, 2000
Cable systems, at cost, net of accumulated
   depreciation and amortization                        $  11,092,037  $          -    $   1,181,240  $  12,273,277
Total assets                                               11,491,703             -        1,192,773     12,684,476
Total liabilities                                           7,223,466             -          653,149      7,876,615
Total common stockholder's equity                           3,659,025             -          539,624      4,198,649

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.


    As discussed in Note 8 to the condensed consolidated financial statements, subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2001, management determined that because the cable systems contributed constituted businesses contained within separate legal entities under common control, the April 2000 contribution and the January 2001 contribution should be reported in the condensed consolidated financial statements as a change in reporting entity. As a result, the condensed consolidated financial statements for the three months ended March 31, 2000 and as of December 31, 2000 have been restated to reflect the April 2000 contribution and the January 2001 contribution for the periods that the contributed systems were under common control of Adelphia. The accompanying MD&A has been revised to reflect the effects of the restatements of the condensed consolidated financial statements as of December 31, 2000 and for the three months ended March 31, 2000.


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


    On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova, of which approximately 131,000 subscribers were acquired by Adelphia in the January 1, 2001 Comcast cable system exchange.


Results of Operations

Three Months Ended March 31, 2000 and 2001

    The following table is derived from Arahova's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) that are included in this Form 10-Q/A and sets forth the historical percentage relationship to revenues of the components of operating income for the periods indicated.

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ------------------------
                                                                                 2000          2001
                                                                               ---------     ----------

             Revenues                                                           100.0%          100.0%

             Expenses:
              Direct operating and programming                                   33.0%          35.4%
              Selling, general and administrative                                16.4%          16.7%
              Depreciation and amortization                                      33.8%          33.2%
              Management fees to managing affiliate                                .7%            .4%
              Merger costs                                                          -             .2%
                                                                               ---------     ----------
             Operating income                                                    16.1%          14.1%
                                                                               =========     ==========


Revenues


    Revenues increased approximately 32.8% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase is attributable to acquisitions and new services.


Direct Operating and Programming Expenses


    These expenses, which are mainly basic and premium programming costs and technical expenses, increased 42.5% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase was primarily due to incremental costs associated with increased subscribers due to the acquisitions, partially offset by operational efficiencies recognized in connection with the acquisitions.


Selling, General and Administrative Expenses


    These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 35.4% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase was primarily due to incremental costs associated with increased subscribers due to the acquisitions and the roll-out of new services.


Depreciation and Amortization Expenses


    Depreciation and amortization increased 30.6% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase was primarily due to acquisitions and increased capital expenditures.


Interest Expense - Net


    Interest expense - net increased 52.7% for the three months ended March 31, 2001 compared with the same period of the prior year. The increase is primarily due to the effects of the incremental debt related to acquisitions and an increase in the average debt outstanding.

Gain on Cable Systems Exchange

    On January 1, 2001, Arahova swapped certain cable systems for certain cable systems owned by Comcast. The result of this transaction was a gain of $161,047 (net of tax of $56,142) for the three months ended March 31, 2001.


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

    On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries.

    At March 31, 2001, the Company's total outstanding debt aggregated $5,318,186, which included $1,771,349 of parent debt and $3,546,837 of subsidiary debt. As of March 31, 2001, after giving effect to the application of the proceeds of Adelphia's April 2001 convertible debt offering, the Company had an aggregate of $619,013 in unused credit lines and cash and cash equivalents, all of which was also available to affiliates and part of which is subject to achieving certain levels of operating performance. The Company's weighted average interest rate on subsidiary debt was approximately 7.27% at March 31, 2001.

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

    Capital expenditures for the three months ended March 31, 2000 and 2001 were $56,298 and $243,875, respectively. This increase was primarily due to acquisitions, cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures from April 1, 2001 through December 31, 2001 will be in a range of approximately $400,000 to $500,000.

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

                                        ARAHOVA COMMUNICATIONS, INC.
                                        (Registrant)




Date:  August 14, 2001                  By: /s/ Timothy J. Rigas

                                        ----------------------------
                                            Timothy J. Rigas
                                        Executive Vice President (authorized
                                        officer), Chief Financial Officer, Chief
                                        Accounting Officer and Treasurer