Form 10-Q
period 2001-06-30
ARAHOVA COMMUNICATIONS INC
filed 2001-08-14
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---    of 1934


                  For the quarterly period ended June 30, 2001

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

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communications, Inc. consisting of 1,000 shares as of August 14, 2001.

*Arahova meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                             ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                            TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                                   Page
                                                                                                                 -----

Item 1.  Financial Statements                                                                                      3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                       11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                       16

Item 6.  Exhibits and Reports on Form 8-K                                                                         18

SIGNATURE                                                                                                         19

SAFE HARBOR STATEMENT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Arahova Communications, Inc. and subsidiaries ("Arahova" or the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus filed under Registration Statement No. 333-64224 of Adelphia Communications Corporation ("Adelphia"), under the caption "Risk Factors."

                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                 (Dollars in thousands)


                                                                                      December 31,          June 30,
                                                                                          2000                2001
                                                                                    ------------------  -----------------
ASSETS
Cable systems, at cost, net of accumulated depreciation
   and amortization:
   Property, plant and equipment                                                    $      2,056,685    $     2,534,796
   Intangible assets                                                                      10,216,592         10,659,939
                                                                                    ------------------  -----------------
     Total cable systems                                                                  12,273,277         13,194,735

Cash and cash equivalents                                                                     94,697             75,034
Investments                                                                                  115,883             30,052
Subscriber receivables - net                                                                  82,692             86,720
Prepaid expenses and other assets - net                                                      117,927            112,091
                                                                                    ------------------  -----------------
     Total                                                                          $     12,684,476    $    13,498,632
                                                                                    ==================  =================

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

Parent debt                                                                         $      1,753,377    $     1,789,663
Subsidiary debt                                                                            2,788,312          2,517,206
Accounts payable                                                                             288,391            262,668
Subscriber advance payments and deposits                                                      29,225             25,478
Accrued interest and other liabilities                                                       251,698            223,379
Related party payables - net                                                                 588,627          1,314,494
Deferred income taxes                                                                      2,176,985          2,173,382
                                                                                    ------------------  -----------------
     Total                                                                                 7,876,615          8,306,270

Minority interests                                                                           609,212            601,246

Commitments and contingencies (Note 7)

Common stockholder's equity Common stock, par value $.01 per share:
     1,000 shares authorized, issued and outstanding                                              -                  -
    Additional paid-in-capital                                                             4,357,735          4,738,384
    Accumulated deficit                                                                     (159,086)          (147,268)
                                                                                    ------------------  -----------------
     Total common stockholder's equity                                                     4,198,649          4,591,116
                                                                                    ------------------  -----------------

     Total                                                                          $     12,684,476    $    13,498,632
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

                                   ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                              (Dollars in thousands)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                           2000           2001            2000            2001
                                                     --------------- --------------- --------------- ---------------

Revenues                                             $     300,906   $     395,282   $     591,943   $     781,782

Operating expenses:
  Direct operating and programming                         105,369         145,744         201,387         282,582
  Selling, general and administrative                       53,554          67,066         101,249         131,662
  Depreciation and amortization                             92,855         162,214         191,159         290,648
  Management fees to managing affiliate                        249           1,907           2,289           3,595
  Merger costs                                                  -              256              -            1,130
                                                     --------------- --------------- --------------- ---------------
          Total                                            252,027         377,187         496,084         709,617
                                                     --------------- --------------- --------------- ---------------

Operating income                                            48,879          18,095          95,859          72,165

Other (expense) income:
  Interest expense - net                                   (74,103)        (92,832)       (138,171)       (190,672)
  Minority interest in loss (income) of subsidiaries         4,769          (3,930)            152          (4,661)
  Other-than-temporary impairment of investment                 -          (72,115)             -          (72,115)
  Gain on cable systems exchange                                -               -               -          217,189
  Other                                                         -           (4,921)             -           (6,178)
                                                     --------------- --------------- --------------- ---------------
          Total                                            (69,334)       (173,798)       (138,019)        (56,437)
                                                     --------------- --------------- --------------- ---------------

(Loss) income before income taxes                          (20,455)       (155,703)        (42,160)         15,728
Income tax benefit (expense)                                 3,809          33,367           7,729          (3,910)
                                                     --------------- --------------- --------------- ---------------

Net (loss) income                                          (16,646)       (122,336)        (34,431)         11,818

Other comprehensive loss - net of income taxes             (16,195)             -          (21,192)             -
                                                     --------------- --------------- --------------- ---------------

Comprehensive (loss) income                          $     (32,841)  $    (122,336)  $     (55,623)  $      11,818
                                                     =============== =============== =============== ===============


















                    See the accompanying notes to condensed consolidated financial statements.

                                    ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         2000               2001
                                                                                    ----------------   ----------------
Cash flows from operating activities:
  Net (loss) income                                                                 $      (34,431)    $       11,818
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization                                                      191,159            290,648
        Minority interest in (loss) income of subsidiaries                                    (152)             4,661
        (Decrease) in deferred taxes, net of effects of acquisitions
          and cable systems contributed by Adelphia                                        (14,211)              (379)
        Non-cash interest expense                                                           36,181             35,480
        Other-than-temporary impairment of investment                                           -              72,115
        Gain on cable systems exchange                                                          -            (217,189)
        Other                                                                                   -               6,201
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems contributed by Adelphia:
           Subscriber receivables                                                           (1,110)            (3,977)
           Prepaid expenses and other assets                                               (28,080)             8,631
           Accounts payable and accrued liabilities                                        (44,929)           (63,753)
                                                                                    ----------------   ----------------
              Net cash provided by operating activities                                    104,427            144,256
                                                                                    ----------------   ----------------

Cash flows from investing activities:
  Capital expenditures                                                                    (131,011)          (494,093)
                                                                                    ----------------   ----------------
               Cash used for investing activities                                         (131,011)          (494,093)
                                                                                    ----------------   ----------------

Cash flows from financing activities:
  Proceeds from debt                                                                     1,500,000          4,228,288
  Repayments of debt                                                                      (406,504)        (4,631,590)
  Costs associated with debt financings                                                    (13,791)           (15,566)
  Amounts invested in and advanced (to) from related parties                            (1,087,440)           749,042
                                                                                    ----------------   ----------------
         Net cash (used for) provided by financing activities                               (7,735)           330,174
                                                                                    ----------------   ----------------

Net decrease in cash and cash equivalents                                                  (34,319)           (19,663)


Cash and cash equivalents, beginning of period                                             146,078             94,697
                                                                                    ----------------   ----------------

Cash and cash equivalents, end of period                                            $      111,759     $       75,034
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

        On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova (the "January 2001 Contribution"), of which approximately 131,000 subscribers were acquired by Adelphia in the January 1, 2001 Comcast cable systems exchange. In a similar transaction, in April 2000, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova (the "April 2000 Contribution"). As the cable systems contributed constituted businesses contained within separate legal entities under common control, the January 2001 Contribution and the April 2000 Contribution have been reported as a change in reporting entity. As a result, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2000 have been recast herein for periods that the contributed systems were under the common control of Adelphia.

        The following unaudited financial information for the three and six months ended June 30, 2000 has been presented as if the Comcast cable systems exchange and the acquisitions that were consummated during the year ended December 31, 2000 had occurred on January 1, 2000.

                             Three Months      Six Months
                                Ended            Ended
                               June 30,         June 30,
                                 2000             2000
                           ----------------------------------

Revenues                   $       379,177  $       751,165
Net loss                           (38,333)         (81,798)


        The above financial information excludes the gain on the cable systems exchange of $217,189.

        On April 25, 2001, and in a related transaction on May 11, 2001, Adelphia completed an offering of $575,000 of 3.25% convertible subordinated notes due 2021. Net proceeds from this offering, after deducting offering expenses were approximately $563,000. On June 12, 2001, Adelphia completed an offering of $1,000,000 of 10 1/4% senior notes due 2011. Net proceeds from this offering, after deducting offering expenses, were approximately $980,000. Adelphia used the proceeds from these offerings to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries, a portion of which may be borrowed and used for general corporate purposes.

3.  Debt

        Debt is summarized as follows:

         Parent Debt:

                                                                               December 31,        June 30,
                                                                                   2000              2001
                                                                             ----------------- -----------------
                    9 3/4% Senior Notes due 2002                             $       201,005   $       200,579
                    Senior Discount Notes due 2003                                   354,392           373,043
                    9 1/2% Senior Notes due 2005                                     250,950           250,830
                    8 7/8% Senior Notes due 2007                                     243,805           244,327
                    8 3/4% Senior Notes due 2007                                     217,440           218,016
                    8 3/8% Senior Notes due 2017                                      94,420            94,588
                    8 3/8% Senior Notes due 2007                                      94,930            95,302
                    Senior Discount Notes due 2008                                   296,435           312,978
                                                                             ----------------- -----------------
                             Total parent debt                               $     1,753,377   $     1,789,663
                                                                             ================= =================

         Subsidiary Debt:
                                                                               December 31,        June 30,
                                                                                   2000              2001
                                                                             ----------------- -----------------
                    Notes to banks                                           $     2,714,573   $     2,451,274
                    9.47% Senior Secured Notes due 2002                               42,805            41,965
                    Other debt                                                        30,934            23,967
                                                                             ----------------- -----------------
                             Total subsidiary debt                           $     2,788,312   $     2,517,206
                                                                             ================= =================

4.  Investments

        The Company recognized a loss of $72,115 during the quarter ended June 30, 2001, which resulted from the write-down of an investment which experienced a decline in value that was deemed other-than-temporary.

5.  Supplemental Financial Information

        Cash payments for interest were $109,874 and $182,118 for the six months ended June 30, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $336,957 and $309,261 at December 31, 2000 and June 30, 2001, respectively. Accumulated amortization of intangible assets amounted to $342,719 and $467,896 at December 31, 2000 and June 30, 2001, respectively.

        Interest expense - net includes interest income of $15,591 and $13,574 for the three months ended June 30, 2000 and 2001, respectively and $32,872 and $21,671 for the six months ended June 30, 2000 and 2001, respectively. Interest expense - net includes net interest income from affiliates of $6,757 and $11,242 on related party receivables balances for the three months ended June 30, 2000 and 2001, respectively, and $14,300 and $17,217 on related party receivables balances for the six months ended June 30, 2000 and 2001, respectively.

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


6.  Income Taxes

        Income tax benefit (expense) for the three and six months ended June 30, 2000 and 2001, respectively was comprised of current tax expense and a deferred tax benefit.

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

        The Company has an investment in stock purchase warrants which can be net share settled and is considered to be a derivative under the provisions of SFAS No. 133. The Company has received these stock purchase warrants from a vendor in connection with various agreements. The change in the fair value of these instruments is recorded in "Other" in the condensed consolidated statement of operations. On January 1, 2001, no transition adjustment was required in conjunction with the adoption of this standard, as the fair value was equal to the investment's carrying value. During the three and six months ended June 30, 2001, a period loss of $4,900 and $8,300, respectively, was recorded in "Other" in the condensed consolidated statement of operations. At January 1, 2001 and June 30, 2001, the aggregate fair value of stock purchase warrants considered to be derivatives was $9,300 and $1,000 respectively.

9.  Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

        SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

        The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rental), local and national advertising sales, digital and high speed data services and pay-per-view programming. As of June 30, 2001, the Company owned systems with broadband networks that served approximately 2,752,000 basic subscribers.

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

Results of Operations

    Three and Six Months Ended June 30, 2000 and 2001

        The following table is derived from Arahova's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income for the periods indicated.

                                                     Three Months Ended         Six Months Ended
                                                           June 30,                 June 30,
                                                  -----------------------    -----------------------
                                                      2000        2001          2000        2001
                                                  -----------  ----------    ----------  ----------

Revenues                                              100.0%      100.0%        100.0%      100.0%

Expenses:
 Direct operating and programming                      35.0%       36.9%         34.0%       36.2%
 Selling, general and administrative                   17.8%       17.0%         17.1%       16.8%
 Depreciation and amortization                         30.9%       41.0%         32.3%       37.2%
 Management fees to managing affiliate                  0.1%        0.5%          0.4%        0.5%
 Merger costs                                            -           -             -          0.1%
                                                  -----------  ----------    ----------  ----------
Operating income                                       16.2%        4.6%         16.2%        9.2%
                                                  ===========  ==========    ==========  ==========

    Revenues

        Revenues increased approximately 31.4% and 32.1% for the three and six months ended June 30, 2001 compared with the same periods of the prior year, respectively. The increases are attributable to acquisitions, new services and the impact of rate increases.

    Direct Operating and Programming Expenses

        These expenses, which are mainly basic and premium programming costs and technical expenses, increased 38.3% and 40.3% for the three and six months ended June 30, 2001 compared with the same periods of the prior year, respectively. The increases are primarily due to incremental costs associated with increased subscribers due to acquisitions and programming rate increases, partially offset by operational efficiencies recognized in connection with the acquisitions.

    Selling, General and Administrative Expenses

        These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 25.2% and 30.0% for the three and six months ended June 30, 2001 compared with the same periods of the prior year, respectively. The increases are primarily due to incremental costs associated with increased subscribers due to acquisitions and the roll-out of new services.

    Depreciation and Amortization Expenses

        Depreciation and amortization increased 74.7% and 52.1% for the three and six months ended June 30, 2001 compared with the same periods of the prior year, respectively. The increases are primarily due to acquisitions, the cable systems exchange and increased capital expenditures.

    Interest Expense - Net

        Interest expense - net increased 25.3% and 38.0% for the three and six months ended June 30, 2001 compared with the same periods of the prior year, respectively. The increase is primarily due to the incremental debt related to acquisitions and an increase in the average debt outstanding.

    Other-Than-Temporary Impairment of Investment

        During 2001, the Company recognized a loss of $72,115, which resulted from the write-down of an investment which experienced a decline in value that was deemed other-than-temporary.

    Gain on Cable Systems Exchange

        On January 1, 2001, Arahova swapped certain cable systems for certain cable systems owned by Comcast. The result of this transaction was a gain of $161,047 (net of tax of $56,142) for the six months ended June 30, 2001.

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

    Financing Activities

        On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries.

        At June 30, 2001, the Company's total outstanding debt aggregated $4,296,739, which included $1,789,663 of parent debt and $2,507,076 of subsidiary debt. As of June 30, 2001, the Company had an aggregate of $960,474 in unused credit lines and cash and cash equivalents, all of which was also available to affiliates and part of which is subject to achieving certain levels of operating performance. The Company's weighted average interest rate on subsidiary debt was approximately 6.12% at June 30, 2001.

        The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at June 30, 2001:

                      Six months ending December 31, 2001                   $         921,200
                      Year ending December 31, 2002                                   222,400
                      Year ending December 31, 2003                                   441,300
                      Year ending December 31, 2004                                    82,100
                      Year ending December 31, 2005                                   367,100


        The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Arahova, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its indentures and its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is, in part, a function of applicable ratios of total debt to cash flow. Adelphia has credit commitments from the managing agents for a new cable subsidiary credit facility which is currently being marketed. Adelphia expects to use this facility to refinance certain existing indebtedness, including the short term secured revolving credit facility and also provide additional liquidity. The Company expects this transaction to close during the September 30, 2001 quarter.

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

        Capital expenditures for the six months ended June 30, 2000 and 2001 were $131,011 and $494,093, respectively. This increase was primarily due to acquisitions, cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures from July 1, 2001 through December 31, 2001 will be in a range of approximately $300,000 to $450,000.

Regulatory and Competitive Matters

        The operations of the Company are affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels.

        Cable television companies operate under franchises granted by local authorities. Because such franchises are non-exclusive, the Company is subject to competition with other cable operators and, in some cases, systems operated by the municipal franchising authorities themselves. The Company is also subject to competition from DBS and wireless service providers, which are not subject to regulation on the local level, since they do not utilize the public rights of way. These providers are also exempt from many of the federal regulations applicable to the cable industry. This difference in regulatory schemes hinders the Company's ability to compete on a level playing field.

        The Company is subject to rate regulation by certain franchising authorities that have petitioned the FCC for certification to regulate the Company's rates. Such rate regulation, however, is limited to the basic, or lowest level, service tier.

        Federal regulations also limit the Company's discretion to select certain programming services, by mandating the carriage of local broadcast television stations, franchise-required public, educational and governmental channels, and unaffiliated commercial leased access programming services. Such mandatory carriage obligations could increase if the FCC decides to extend such mandatory carriage rules to the digital level of service, which issue is currently pending before the FCC. These mandatory carriage requirements limit the capacity available to the Company for revenue-generating programming services.

        Additionally, the FCC is currently considering a rulemaking to determine the regulatory status of Internet service. Specifically, the FCC is reviewing whether Internet service is a cable service and, therefore, subject to regulation at the local level, or a telecommunications service and, therefore, subject to regulation at the state level. The outcome of the decision could have an impact on such factors as the rates the Company may charge for such service, the extent to which the Company would have to make its Internet facilities available to the franchising authorities and unaffiliated service providers, and the rates the Company must pay utilities for pole attachments. For further information regarding regulatory and competitive matters and their affect on the Company, see the Company's most recent Annual Report on Form 10-K.

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

        In November, 1999, Arahova, a subsidiary of Adelphia, was sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where plaintiffs allege that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSOs are illegally "tying" Internet content to Internet access, thereby allegedly violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSOs providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing Internet service. The plaintiffs filed an amended complaint alleging that the violations are national in scope (rather than restricted to California). In January 2001, the court denied plaintiffs' motion to certify a nationwide class. The plaintiffs filed an appeal of such denial, which was rejected by the Court of Appeals. The plaintiffs are permitted to amend their complaint, but have not yet done so. Arahova intends to continue to vigorously defend this action, though the outcome cannot be predicted at this time.

        Adelphia and certain subsidiaries, including Arahova, are defendants in several putative subscriber class action suits in state courts in Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and damages under various causes of action under state law. The Company is continuing to vigorously defend these actions, though the outcome cannot be predicted at this time.

        Arahova and its subsidiaries are parties to various other legal proceedings and claims which arise in the ordinary course of, and are incidental to, their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material impact on the Company's financial position, results of operations or cash flow.

Item 6.   Exhibits and Reports on Form 8-K


        Each exhibit identified below is filed as part of this report.

        a)       Exhibits

                 None.

        b)       Reports on Form 8-K

                 None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARAHOVA COMMUNICATIONS, INC.
                                        (Registrant)



Date:  August 14, 2001                  By: /s/ Timothy J. Rigas
                                           --------------------------
                                             Timothy J. Rigas
                                        Executive Vice President (authorized
                                        officer), Chief Financial Officer, Chief
                                        Accounting Officer and Treasurer