Form 10-Q
period 2001-09-30
ARAHOVA COMMUNICATIONS INC
filed 2001-11-14
CIK 785080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

Adelphia Communications Corporation is the holder of all shares of outstanding common stock, par value $.01, of Arahova Communications, Inc. consisting of 1,000 shares as of November 14, 2001.

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

                                             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                 (Dollars in thousands)


                                                                                      December 31,       September 30,
                                                                                          2000               2001
                                                                                    ------------------  -----------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:
   Property, plant and equipment                                                    $      1,697,550    $     2,189,519
   Intangible assets                                                                       7,705,195          8,176,348
                                                                                    ------------------  -----------------
     Total cable systems                                                                   9,402,745         10,365,867

Cash and cash equivalents                                                                     90,145             89,693
Investments                                                                                  115,883             29,118
Subscriber receivables - net                                                                  71,984             79,456
Prepaid expenses and other assets - net                                                      116,451            136,129
                                                                                    ------------------  -----------------

     Total                                                                          $      9,797,208    $    10,700,263
                                                                                    ==================  =================

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

Parent debt                                                                         $      1,753,377    $     1,808,329
Subsidiary debt                                                                            2,692,985          1,667,620
Accounts payable                                                                             220,628            244,711
Subscriber advance payments and deposits                                                      24,348             32,950
Accrued interest and other liabilities                                                       238,533            225,345
Related party payables - net                                                                 428,353          1,912,458
Deferred income taxes                                                                      1,509,674          1,498,199
                                                                                    ------------------  -----------------
     Total liabilities                                                                     6,867,898          7,389,612

Minority interests                                                                           609,212            600,857

Commitments and contingencies (Note 9)

Common stockholder's equity:
    Common stock, par value $.01 per share:
     1,000 shares authorized, issued and outstanding                                               -                 -
    Additional paid-in-capital                                                             2,406,579          2,795,024
    Accumulated deficit                                                                      (86,481)           (85,230)
                                                                                    ------------------  -----------------
     Total common stockholder's equity                                                     2,320,098          2,709,794
                                                                                    ------------------  -----------------

     Total                                                                          $      9,797,208    $    10,700,263
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

                                   ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                              (Dollars in thousands)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                         2000            2001            2000           2001
                                                     --------------- --------------- ------------------------------

Revenues                                             $     259,980   $     342,503   $     746,622  $   1,001,855

Operating expenses:
  Direct operating and programming                          85,792         122,162         248,209        359,716
  Selling, general and administrative                       49,333          66,330         135,734        180,880
  Depreciation and amortization                             72,912         121,776         214,941        352,774
  Management fees to managing affiliate                        242           1,973           2,531          4,770
  Merger costs                                                  -               -               -           1,130
                                                     --------------- --------------- --------------- --------------
          Total                                            208,279         312,241         601,415        899,270
                                                     --------------- --------------- --------------- --------------

Operating income                                            51,701          30,262         145,207        102,585

Other (expense) income:
  Interest expense - net                                   (84,512)        (66,786)       (222,573)      (234,992)
  Minority interest in (income) loss of subsidiaries        (4,004)            390          (3,852)        (4,272)
  Other-than-temporary impairment of investment                 -               -               -         (72,115)
  Gain on cable systems exchange                                -               -               -         217,189
  Other                                                         -           (1,073)             -          (7,250)
                                                     --------------- --------------- --------------- --------------
          Total                                            (88,516)        (67,469)       (226,425)      (101,440)
                                                     --------------- --------------- --------------- --------------

(Loss) income before income taxes                          (36,815)        (37,207)        (81,218)         1,145
Income tax benefit                                           4,117           4,015          12,642            106
                                                     --------------- --------------- --------------- --------------

Net (loss) income                                          (32,698)        (33,192)        (68,576)         1,251

Other comprehensive loss - net of income taxes             (15,186)             -          (36,378)            -
                                                     --------------- --------------- --------------- --------------

Comprehensive (loss) income                           $    (47,884)   $    (33,192)   $   (104,954)  $      1,251
                                                     =============== =============== =============== ==============













                    See the accompanying notes to condensed consolidated financial statements.

                                    ARAHOVA COMMUNICATIONS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                         2000               2001
                                                                                    ----------------   ----------------
Cash flows from operating activities:
  Net (loss) income                                                                 $      (68,576)    $        1,251
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization                                                      214,941            352,774
        Minority interest in income of subsidiaries                                          3,852              4,272
        Decrease in deferred taxes, net of effects of acquisitions
          and cable systems exchange                                                       (25,031)            (5,350)
        Non-cash interest expense                                                           51,534             53,691
        Other-than-temporary impairment of investment                                           -              72,115
        Gain on cable systems exchange                                                          -            (217,189)
        Other                                                                                   -               7,250
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems exchange
           Subscriber receivables                                                            1,298             (7,421)
           Prepaid expenses and other assets                                               (53,343)           (41,142)
           Accounts payable and accrued liabilities                                        (26,320)            22,535
                                                                                    ----------------   ----------------
              Net cash provided by operating activities                                     98,355            242,786
                                                                                    ----------------   ----------------

Cash flows from investing activities:
  Acquisitions                                                                            (698,223)                -
  Expenditures for property, plant and equipment                                          (212,977)          (543,190)
                                                                                    ----------------   ----------------
              Cash used for investing activities                                          (911,200)          (543,190)
                                                                                    ----------------   ----------------

Cash flows from financing activities:
  Proceeds from debt                                                                     2,434,999          2,370,433
  Repayments of debt                                                                    (1,695,704)        (3,527,547)
  Costs associated with debt financings                                                    (17,645)                -
  Amounts advanced  from related parties                                                    54,011          1,457,066
                                                                                    ----------------   ----------------
              Net cash  provided by financing activities                                   775,661            299,952
                                                                                    ----------------   ----------------

Net decrease in cash and cash equivalents                                                  (37,184)              (452)


Cash and cash equivalents, beginning of period                                             141,247             90,145
                                                                                    ----------------   ----------------

Cash and cash equivalents, end of period                                            $      104,063     $       89,693
                                                                                    ================   ================















                     See the accompanying notes to condensed consolidated financial statements.

                          ARAHOVA COMMUNICATIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

1.       Company and Basis of Presentation

        On October 1, 1999, Adelphia Communications Corporation ("Adelphia") and Century Communications Corp. ("Century") consummated a merger (the "Merger") whereby Century was merged with and into Adelphia Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Adelphia, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated as of March 5, 1999, as amended as of July 12, 1999 and July 29, 1999 by and among Adelphia, Century and Merger Sub. As a result of the Merger, Century became a wholly owned subsidiary of Adelphia. The Merger Sub is sometimes referred to herein as the "Successor Corporation". The name of the Successor Corporation was changed to Arahova Communications, Inc. and subsidiaries ("Arahova" or the "Company") on October 1, 1999.

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

2.       Significant Events Subsequent to December 31, 2000

        On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company added approximately 168,000 basic subscribers in the Los Angeles, CA and West Palm/Fort Pierce, FL areas in exchange for approximately 178,000 basic subscribers in New Jersey, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. As a result of this transaction, the Company recorded a gain of approximately $217,000, and an increase of property, plant and equipment and intangibles of approximately $15,000 and $202,000, respectively. The Company has made a preliminary allocation of the purchase accounting, which is subject to final allocation and appraisals.

        On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a short term secured revolving credit facility. The facility, originally scheduled to expire November 30, 2001, provided for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova (the "January 2001 Contribution"), of which approximately 131,000 subscribers were acquired by Adelphia in the January 1, 2001 Comcast cable systems exchange. In a similar transaction in April 2000, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova (the "April 2000 Contribution").

        On September 28, 2001, certain subsidiaries and affiliates of Adelphia and Arahova closed on a new $2,030,000 secured revolving term facility. Proceeds from the initial borrowing under the new long-term facility of approximately $1,500,000 were used to repay subsidiary credit agreements, including the Arahova short term credit facility which was scheduled to mature in November 2001. The balance of the facility is available for general corporate purposes. The facility also provides for additional borrowing facilities of up to $750,000, all of which would be discretionary with the lenders if requested by Adelphia.

        In conjunction with the repayment of the Arahova short term credit facility on September 28, 2001, Arahova distributed cable systems serving approximately 470,000 subscribers to a subsidiary of Adelphia (the "September 2001 Distribution"). As the cable systems distributed and contributed constituted businesses contained within separate legal entities under common control, the January 2001 Contribution, the April 2000 Contribution and the September 2001 Distribution have been reported as a change in reporting entity. As a result, the condensed consolidated financial statements included herein have been recast for periods that the distributed and contributed systems were under the common control of Adelphia.

        The following shows the effects on the historical periods of the change in reporting entity:

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                            ------------------------------- -------------------------------
                                                 2000           2001             2000           2001
                                            --------------- --------------- --------------- ---------------
(Increase) decrease in loss before
   extraordinary items                      $      (3,648)  $      18,330   $     (11,473)  $      40,957

(Increase) decrease in net loss             $      (3,648)  $      18,330   $     (11,473)  $      40,957

        The following unaudited financial information for the three and nine months ended September 30, 2000 has been presented as if the Comcast cable systems exchange and the acquisitions that were consummated during the year ended December 31, 2000 had occurred on January 1, 2000.

                             Three Months     Nine Months
                                Ended            Ended
                            September 30,    September 30,
                                 2000             2000
                           ----------------------------------

Revenues                   $       321,635  $       967,499
Net loss                           (32,134)         (78,179)


        The above financial information excludes the gain on the cable systems exchange of $217,189.

        On April 25, 2001, and in a related transaction on May 11, 2001, Adelphia completed an offering of $575,000 of 3.25% convertible subordinated notes due 2021. Net proceeds from this offering, after deducting offering expenses were approximately $563,000. On June 12, 2001, Adelphia completed an offering of $1,000,000 of 10 1/4% senior notes due 2011. Net proceeds from this offering, after deducting offering expenses, were approximately $980,000. Adelphia used the proceeds from these offerings to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries, a portion of which may be reborrowed and used for general corporate purposes.

        On October 25, 2001, Adelphia completed an offering of $500,000 of 10 1/4% Senior Notes due 2006, (the "Adelphia October 2001 Debt Offering.") Net proceeds from this offering, after deducting offering expenses and original issue discount, were approximately $485,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, including certain Arahova subsidiaries, a portion of which may be reborrowed and used for general corporate purposes.

3.  Debt

        Debt is summarized as follows:

         Parent Debt:

                                                                               December 31,     September 30,
                                                                                   2000              2001
                                                                             ----------------- -----------------
                    9 3/4% Senior Notes due 2002                             $       201,005   $       200,366
                    Senior Discount Notes due 2003                                   354,392           382,644
                    9 1/2% Senior Notes due 2005                                     250,950           250,770
                    8 7/8% Senior Notes due 2007                                     243,805           244,588
                    8 3/4% Senior Notes due 2007                                     217,440           218,304
                    8 3/8% Senior Notes due 2017                                      94,420            94,672
                    8 3/8% Senior Notes due 2007                                      94,930            95,488
                    Senior Discount Notes due 2008                                   296,435           321,497
                                                                             ----------------- -----------------
                             Total parent debt                               $     1,753,377   $     1,808,329
                                                                             ================= =================

         Subsidiary Debt:

                                                                               December 31,      September 30,
                                                                                   2000              2001
                                                                             ----------------- ------------------
                    Notes to banks                                            $    2,626,218   $     1,607,676
                    9.47% Senior Secured Notes due 2002                               42,805            41,545
                    Other debt                                                        23,962            18,399
                                                                              ---------------- -----------------
                             Total subsidiary debt                            $    2,692,985   $     1,667,620
                                                                              ================ =================


4.  Investments

        The Company recognized a loss of $72,115 during the nine months ended September 30, 2001, which resulted from the write-down of an investment which experienced a decline in value that was deemed other-than-temporary.

5. Supplemental Financial Information

        Cash payments for interest were $202,314 and $237,656 for the nine months ended September 30, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $311,251 and $328,785 at December 31, 2000 and September 30, 2001, respectively. Accumulated amortization of intangible assets amounted to $260,009 and $407,429 at December 31, 2000 and September 30, 2001, respectively.

        Interest expense - net includes interest income of $7,830 and $17,516 for the three months ended September 30, 2000 and 2001, respectively and $40,698 and $39,188 for the nine months ended September 30, 2000 and 2001, respectively. Interest expense - net includes net interest income from affiliates of $5,025 and $16,796 on related party receivables balances for the three months ended September 30, 2000 and 2001, respectively, and $30,416 and $35,469 for the nine months ended September 30, 2000 and 2001, respectively.

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


6.  Income Taxes

        Income tax benefit for the three and nine months ended September 30, 2000 and 2001, respectively was comprised of current tax expense and a deferred tax benefit.

7. Derivative Financial Instruments

        The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

        The Company has an investment in stock purchase warrants which can be net share settled and is considered to be a derivative under the provisions of SFAS No. 133. The Company has received these stock purchase warrants from a vendor in connection with various agreements. The change in the fair value of these instruments is recorded in "Other" in the condensed consolidated statement of operations. On January 1, 2001, no transition adjustment was required in conjunction with the adoption of this standard, as the fair value was equal to the investment's carrying value. During the three and nine months ended September 30, 2001, a period loss of $1,000 and $9,300, respectively, was recorded in "Other" in the condensed consolidated statement of operations. At January 1, 2001 and September 30, 2001, the aggregate fair value of stock purchase warrants considered to be derivatives was $9,300 and $0 respectively.

8. Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. At September 30, 2001, the carrying value of goodwill and indefinite-lived intangible assets that will no longer be amortized approximated $8,175,000. Amortization of such assets was approximately $55,000 and $156,000 for the three and nine months ended September 30, 2001, respectively. The Company has not yet completed its impairment assessment of goodwill and indefinite-lived intangible assets which will be required upon implementation of the standard.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

9.       Commitments and Contingencies

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

        The Company is primarily engaged in the ownership and operation of cable television systems in the United States and earns its revenues primarily from subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rental), local and national advertising sales, digital and high speed data services and pay-per-view programming. As of September 30, 2001, the Company owned systems with broadband networks that served approximately 2,251,000 basic subscribers.

        On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company added approximately 168,000 basic subscribers in the Los Angeles, CA and West Palm/Fort Pierce, FL areas in exchange for approximately 178,000 basic subscribers in New Jersey, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. As a result of this transaction, the Company recorded a gain of approximately $217,000, and an increase of property, plant and equipment and intangibles of approximately $15,000 and $202,000, respectively. The Company has made a preliminary allocation of the purchase accounting, which is subject to final allocation and appraisals.

        On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a short term secured revolving credit facility. The facility, originally scheduled to expire November 30, 2001, provided for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. In connection with the closing of the January 3, 2001 credit facility, Adelphia contributed cable systems serving approximately 352,000 subscribers to Arahova, of which approximately 131,000 subscribers were acquired by Adelphia in the January 1, 2001 Comcast cable systems exchange. In a similar transaction in April 2000, Adelphia contributed cable systems serving approximately 460,000 subscribers to Arahova.

        On September 28, 2001, certain subsidiaries and affiliates of Adelphia and Arahova closed on a new $2,030,000 secured revolving term facility. Proceeds from the initial borrowing under the new long-term facility of approximately $1,500,000 were used to repay subsidiary credit agreements, including the Arahova short term credit facility which was scheduled to mature in November 2001. The balance of the facility is available for general corporate purposes. The facility also provides for additional borrowing facilities of up to $750,000, all of which would be discretionary with the lenders if requested by Adelphia.

        In conjunction with the repayment of the Arahova short term credit facility on September 28, 2001, Arahova distributed cable systems serving approximately 470,000 subscribers to a subsidiary of Adelphia. As the cable systems distributed and contributed constituted businesses contained within separate legal entities under common control, the January 2001 Contribution, the April 2000 Contribution and the September 2001 Distribution have been reported as a change in reporting entity. As a result, the condensed consolidated financial statements included herein have been recast for periods that the distributed and contributed systems were under the common control of Adelphia.

Results of Operations

    Three and Nine Months Ended September 30, 2000 and 2001

        The following table is derived from Arahova's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income for the periods indicated.

                                                      Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                    -----------------------    -----------------------
                                                     2000        2001          2000         2001
                                                  -----------  ----------    ----------   ----------

Revenues                                              100.0%      100.0%        100.0%       100.0%

Expenses:
 Direct operating and programming                      33.0%       35.7%         33.2%        35.9%
 Selling, general and administrative                   19.0%       19.4%         18.2%        18.1%
 Depreciation and amortization                         28.0%       35.5%         28.8%        35.2%
 Management fees to managing affiliate                  0.1%        0.6%          0.3%         0.5%
 Merger costs                                             -           -             -          0.1%
                                                   ----------  ----------    ----------   ----------
Operating income                                       19.9%        8.8%         19.5%        10.2%
                                                   ==========  ==========    ==========   ==========

    Revenues

        Revenues increased approximately 31.7% and 34.2% for the three and nine months ended September 30, 2001 compared with the same periods of the prior year, respectively. The increases are attributable to acquisitions, new services and the impact of rate increases.

    Direct Operating and Programming Expenses

        These expenses, which are mainly basic and premium programming costs and technical expenses, increased 42.4% and 44.9% for the three and nine months ended September 30, 2001 compared with the same periods of the prior year, respectively. The increases are primarily due to incremental costs associated with increased subscribers due to acquisitions and programming rate increases, partially offset by operational efficiencies recognized in connection with the acquisitions.

    Selling, General and Administrative Expenses

        These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 34.5% and 33.3% for the three and nine months ended September 30, 2001 compared with the same periods of the prior year, respectively. The increases are primarily due to incremental costs associated with increased subscribers due to acquisitions and the roll-out of new services.

    Depreciation and Amortization Expenses

        Depreciation and amortization increased 67.0% and 64.1% for the three and nine months ended September 30, 2001 compared with the same periods of the prior year, respectively. The increases are primarily due to acquisitions, the cable systems exchange and increased capital expenditures.

    Interest Expense - Net

        Interest expense - net decreased 21.0% and increased 5.6% for the three and nine months ended September 30, 2001 compared with the same periods of the prior year, respectively. The three month decrease is primarily due to an increase in interest income and the decrease in the average debt outstanding as compared to the prior year and the nine month increase is primarily due to the incremental debt related to acquisitions and an increase in the average debt outstanding.

    Other-Than-Temporary Impairment of Investment

        During 2001, the Company recognized a loss of $72,115, which resulted from the write-down of an investment which experienced a decline in value that was deemed other-than-temporary.

    Gain on Cable Systems Exchange

        On January 1, 2001, Arahova swapped certain cable systems for certain cable systems owned by Comcast. The result of this transaction was a gain of $161,047 (net of tax of $56,142) for the nine months ended September 30, 2001.

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

    Financing Activities

        On January 3, 2001, Arahova and certain subsidiaries of Adelphia closed on a short term secured revolving credit facility. The facility, originally scheduled to expire November 30, 2001, provided for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this credit facility, proceeds are available for general corporate purposes. Proceeds were used to repay subsidiary bank debt of Adelphia subsidiaries, including certain Arahova subsidiaries. On September 28, 2001, Adelphia closed on a new $2,030,000 secured revolving term facility. Proceeds from the initial borrowing under the new long-term facility of approximately $1,500,000 were used to repay subsidiary credit agreements, including the Arahova short term credit facility.

        At September 30, 2001, the Company's total outstanding debt aggregated $3,475,949, which included $1,808,329 of parent debt and $1,667,620 of subsidiary debt. As of September 30, 2001, after giving effect to the application of the proceeds of the Adelphia October 2001 Debt Offering, the Company had an aggregate of $974,693 in unused credit lines and cash and cash equivalents, all of which was also available to affiliates and part of which is subject to achieving certain levels of operating performance. The Company's weighted average interest rate on subsidiary debt was approximately 5.38% at September 30, 2001.

        The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 2001:

    Three months ending December 31, 2001        $          20,500
    Year ending December 31, 2002                          221,800
    Year ending December 31, 2003                          503,200
    Year ending December 31, 2004                          155,100
    Year ending December 31, 2005                          512,200


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

        Capital expenditures for the nine months ended September 30, 2000 and 2001 were $212,977 and $543,190, respectively. This increase was primarily due to acquisitions, cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures from October 1, 2001 through December 31, 2001 will be in a range of approximately $150,000 to $175,000.

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

        In November, 1999, Arahova, a subsidiary of Adelphia, was sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where plaintiffs allege that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSOs are illegally "tying" Internet content to Internet access, thereby allegedly violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSOs providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing Internet service. The plaintiffs filed an amended complaint alleging that the violations are national in scope (rather than restricted to California). In January 2001, the court denied plaintiffs' motion to certify a nationwide class. The plaintiffs filed an appeal of such denial, which was rejected by the Court of Appeals. This case was dismissed on November 5, 2001.

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

         a)       Exhibits

Exhibit No.                        Description

10.01 Credit Agreement dated as of September 28, 2001 among Olympus Cable Holdings, LLC, Adelphia Company of Western Connecticut, Highland Video Associates, L.P., Coudersport Television Cable Company, Adelphia Holdings 2001, LLC, and Bank of Montreal, as the Administrative Agent, and the other Agents and Lenders party thereto (incorporated herein by reference to Exhibit 10.01 to Form 8-K of Adelphia filed on October 12,
         2001).


         b)       Reports on Form 8-K

                  A Form 8-K was filed on August 14, 2001, which reported information under items 5 and 7.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARAHOVA COMMUNICATIONS, INC.
                                        (Registrant)



Date:  November 14, 2001                By:   /s/ Timothy J. Rigas
                                                  Timothy J. Rigas
                                        Executive Vice President (authorized
                                        officer), Chief Financial Officer, Chief
                                        Accounting Officer and Treasurer